Form 10-Q
period 2017-09-24
Fat Brands, Inc
filed 2017-12-04
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38250

FAT Brands Inc.

(Exact name of registrant as specified in its charter)

Delaware	08-2130269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9720 Wilshire Blvd., Suite 500

Beverly Hills, CA 90212

(Address of principal executive offices, including zip code)

(310) 402-0600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of November 30, 2017, there were 10,000,000 shares of common stock outstanding

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

September 24, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

BALANCE SHEET

(dollars in thousands, except share data)

September 24, 2017
(Unaudited)
Assets

Deferred offering costs (Note 2)	$224

Trade name	8
Total assets	$232

Liabilities and STOCKholder’s Equity
Current liabilities
Accounts payable	$31

Total current liabilities	31

Due to parent	201

Total liabilities	232

Commitments and contingencies (Note 4)

Stockholder’s equity
Common stock, $.0001 par value, 100 shares authorized, issued and outstanding	-
Additional paid-in capital	-
Retained earnings	-

Total stockholder’s equity	-

Total liabilities and stockholder’s equity	$232

The accompanying notes are an integral part of these financial statements.

FAT BRANDS INC.

STATEMENT OF OPERATIONS

(Unaudited)

(dollars in thousands)

Period from March 21, 2017 (inception) to September 24, 2017

Revenues	$-

Expenses	-
Income before income tax expense	-

Income tax expense	-
Net income	$-

The accompanying notes are an integral part of these financial statements.

2

FAT BRANDS INC.

STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

(dollars in thousands except share data)

Period from March 21, 2017 (inception) to September 24, 2017

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at March 21, 2017 (inception)	100	$-	$-	$-	$-

Net income	-	-	-	-	-

Balance at September 24, 2017	100	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FAT BRANDS INC.

STATEMENT OF CASH FLOWS

(Unaudited)

(dollars in thousands)

Period from March 21, 2017 (inception) to September 24, 2017

Cash flows from operating activities
Net income	$-
Adjustments to reconcile net income to net cash flows provided by operating activities:
Changes in current operating assets and liabilities:
Accounts payable	31
Total adjustments	31
Net cash flows provided by operating activities	31

Cash flows from INVESTING activities
Payments for deferred offering costs and trade name	(232)
Cash flows used in investing activities	(232)

Cash flows from financing activities
Advances from parent	201
Cash flows provided by financing activities	201

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

FAT Brands Inc. (the “Company”) was formed as a Delaware corporation on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). The Company was formed for the purpose of completing a public offering and related transactions, and to acquire and continue certain businesses previously conducted by subsidiaries of FCCG. These planned transactions have occurred subsequent to the effective date of the accompanying financial statements, and as a result, the financial statements reflect that the Company has engaged only in organizational activities from its inception through September 24, 2017.

The accompanying interim financial statements of the Company are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the disclosures contained in the Company’s Offering Circular filed with the Securities and Exchange Commission on October 23, 2017 (the “Offering Circular”). There have been no changes to the Company’s significant accounting policies as described in the Offering Circular.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying financial statements. Operating results for the period from the Company’s inception through September 24, 2017 are not indicative of the results that may be expected for the remainder of the period ending December 31, 2017.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

At September 24, 2017, certain Company officers and directors had indirect majority voting control of the Company.

NOTE 2 - DEFERRED OFFERING COSTS

During the period from inception through September 24, 2017, the Company incurred costs in connection with its organization and initial public offering in the amount of $232,000. Of this amount, $8,000 was payment for internet rights to the trade name. The funds for these expenditures were provided by an advance from FCCG of $201,000 and accounts payable in the amount of $31,000. The deferred offering costs will be netted against the proceeds of the initial public offering and the intercompany advance will be repaid at that time.

NOTE 3 - SUBSEQUENT EVENTS

Issuance of Common Stock

On October 19, 2017, the Company conducted a forward split of its common stock, par value $0.0001, which increased shares held by FCCG to 8,000,000 shares. On October 20, 2017, the Company completed its initial public offering and issued 2,000,000 additional shares of its common stock at an offering price of $12.00 per share, for an aggregate amount of $24,000,000 (the “Offering”). The net proceeds of the Offering were approximately $21,200,000 after deducting the selling agent fees of approximately $1,780,800 and Offering expenses of approximately $1,019,200. The shares associated with the Offering constitute 20 percent of the currently outstanding common stock of the Company. The common stock of the Company trades on the Nasdaq Capital Market under the symbol “FAT.”

The Reorganization Transactions

In connection with the closing of the Offering, the Company completed the following transactions, which are referred to collectively as the “Reorganization Transactions”:

Effective October 20, 2017, FCCG contributed two of its operating subsidiaries, Fatburger North America Inc. (“Fatburger”) and Buffalo’s Franchise Concepts Inc., (“Buffalo’s”) to the Company in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum, and maturing in five years (the “Related Party Debt”). The contribution was consummated pursuant to a Contribution Agreement between the Company and FCCG. Approximately $9,500,000 of the net proceeds from the Offering was used to repay a portion of Related Party Debt owed to FCCG.

FCCG agreed in March 2017 to acquire Homestyle Dining LLC from Metromedia Company and its affiliate (“Metromedia”) pursuant to a Membership Interest Purchase Agreement, as amended, which provided for a cash purchase price of $10,550,000 to be paid at closing. Effective October 20, 2017, the Company provided approximately $10,550,000 of the net proceeds from the Offering to FCCG to consummate the acquisition of Homestyle Dining LLC. In exchange, the Company received full ownership in the Homestyle Dining operating subsidiaries: Ponderosa Franchising Company, Bonanza Restaurant Company, Ponderosa International Development, Inc. and Puerto Rico Ponderosa, Inc. (collectively, “Ponderosa”). These subsidiaries conduct the worldwide franchising of the Ponderosa Steakhouse Restaurants and the Bonanza Steakhouse Restaurants.

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or interested in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. In addition, an inter-company receivable of approximately $13,175,000 due from FCCG to Fatburger and Buffalo’s will be applied first to reduce such excess income tax payment obligation to FCCG under the Tax Sharing Agreement.

On October 20, 2017, the Company granted stock options to purchase 367,500 shares under the 2017 Omnibus Equity Incentive Plan to directors and employees, each with an exercise price equal to $12.00 per share and subject to a three-year vesting requirement.

Agreement to Purchase Hurricane Grill & Wings

On November 14, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) to purchase all of the right, title and interest in and to the membership interests of Hurricane AMT, LLC, a Florida limited liability corporation (“Hurricane”) for a purchase price of $12,500,000. Hurricane is the franchisor of Hurricane Grill & Wings and Hurricane BTW Restaurants. The original Hurricane Grill & Wings opened in Fort Pierce, Florida in 1995 and has expanded to over 60 restaurant locations in Alabama, Arizona, Colorado, Florida, Georgia, Kansas, New York, and Texas.

NOTE 4 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

Litigation

As of September 24, 2017, the Company was not involved in any adversarial legal proceedings. The subsidiaries acquired on October 20, 2017 are involved in various legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the Company.

Liquidity

Following the completion of the Offering, franchising operations will become the major source of liquidity for the Company. Management expects these sources, including the sale of new franchises, to generate adequate cash flow to meet the Company’s liquidity needs for the 2017 fiscal year. As the Company contemplates significant acquisitions, other sources of liquidity will be considered, including borrowings or placements of securities.

Fatburger Debt Covenant

On June 1, 2010, Fatburger and certain of its affiliates became subject to a judgment payable to GE Capital Franchise Finance Corporation (GEFFC) for approximately $4,300,000. No proceeds from the original loan had been received by Fatburger, however it is jointly and severally liable as a co-borrower. On October 11, 2011, GEFFC agreed to accept payments in full satisfaction of the obligation totaling approximately $2,600,000 plus interest at 5%. Subsequently, FCCG made payments totaling approximately $2,000,000, plus interest to GEFFC. The borrowers have not made all of the payments required by the settlement agreement. On November 28, 2016, GEFFC sold the debt to an unrelated third party. On June 21, 2017, the debt was purchased by a limited partnership in which Andrew Wiederhorn, the CEO of the Company, is a general partner. Fog Cutter Capital Group Inc. has agreed to indemnify FAT Brands Inc. and Subsidiaries from costs and liabilities which may arise from this matter.

Dividends

The Company intends to declare quarterly dividends to holders of common stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the board of directors and may be discontinued at any time. In determining the amount of any future dividends, the board of directors will take into account: (i) the Company’s consolidated financial results, available cash, future cash requirements and capital requirements, (ii) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends to stockholders, (iii) general economic and business conditions, and (iv) any other factors that the board of directors may deem relevant. The ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of the Company or its subsidiaries.

No dividends have been declared or paid as of September 24, 2017.

Franchising operations

The Company is pursuing a growth strategy through developing additional franchising opportunities. Franchise development involves substantial risks that the Company intends to manage; however, it cannot be assured that present or future development will perform in accordance with the Company’s expectations or that any franchising activities will generate the Company’s expected returns on investment. The Company’s inability to expand franchises in accordance with planned expansion or to manage that growth could have a material adverse effect on the Company’s operations and financial condition. In addition, if its franchisees are unsuccessful in obtaining capital sufficient to fund this expansion, the timing of restaurant openings may be delayed and the Company’s operating results may be harmed.

Other

Following the Reorganization Transactions, the Company and its subsidiaries are parties to various operating leases for office space which expire through April 30, 2020. The leases provide for varying minimum annual rental payments including rent increases and free rent periods. The Company has future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $796,000 as of September 24, 2017.

There were no other off balance sheet arrangements in effect during the period from March 21, 2017, (inception) through September 24, 2017.

NOTE 5 – STOCK OPTIONS AND RIGHTS

On October 19, 2017 the Company adopted and approved the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The purpose of the Plan is to help attract, motivate and retain such persons and thereby enhance stockholder value. The Plan allows for management and the board of directors to award stock incentives to substantially all employees as a retention incentive and to ensure that employees’ compensation incentives are aligned with stock price performance. The Plan provides for a maximum of 1,000,000 shares available for grant.

As of September 24, 2017, no awards had been granted under the Plan. (See Note 3 – Subsequent Events).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein and certain statements contained in future filings by the Company with the SEC may not be based on historical facts and are “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the Reorganization Transactions, expected new franchisees, brands, store openings and future capital expenditures are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:

●	our inability to manage our growth;
●	the actions of our franchisees;
●	our inability to maintain good relationships with our franchisees;
●	our inability to successfully add franchisees, brands and new stores, and timely develop and expand our operations;
●	our inability to protect our brands and reputation;
●	our inability to adequately protect our intellectual property;
●	success of our advertising and marketing campaigns;
●	our inability to protect against security breaches of confidential guest information;
●	our business model being susceptible to litigation;
●	competition from other restaurants;
●	shortages or interruptions in the supply or delivery of food products;
●	our vulnerability to increased food commodity costs;
●	our failure to prevent food safety and food-borne illness incidents;
●	changes in consumer tastes and nutritional and dietary trends;
●	our dependence on key executive management;
●	our inability to identify qualified individuals for our workforce;
●	our vulnerability to labor costs;
●	our inability to comply with governmental regulation;
●	violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws;
●	our inability to maintain sufficient levels of cash flow, or access to capital, to meet growth expectations; and
●	FCCG’s control of us.

These forward-looking statements speak only as of the date of this Form 10 Q. Except as may be required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to any Forward-Looking Statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with the Financial Statements of FAT Brands Inc. and the notes thereto included elsewhere in this filing. References in this filing to “the Company,” “we,” “our,” and “us” refer to FAT Brands Inc. and its subsidiaries unless the context indicates otherwise.

Executive Overview

Business overview

FAT Brands Inc. is a multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. As a franchisor, we generally do not own or operate restaurant locations, but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. Since it requires relatively small investments in tangible assets, this franchisor model provides the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk such as long-term real estate commitments or capital investments. Our scalable management platform enables us to add new stores and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant corporate overhead synergies. The acquisition of additional brands and restaurant concepts as well as expansion of our existing brands are key elements of our growth strategy.

FAT Brands Inc. was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). As described in more detail below, in connection with our initial public offering, two other subsidiaries of FCCG, Fatburger North America, Inc. (“Fatburger”) and Buffalo’s Franchise Concepts, Inc. (“Buffalo’s”) were contributed to us by FCCG as operating subsidiaries on October 20, 2017. Fatburger and Buffalo’s were historically under a cost-sharing and reimbursement arrangement with FCCG. After the transfer of these entities to our control, the cost-sharing and reimbursement arrangement with FCCG was terminated and all employees were moved to FAT Brands Inc. or our subsidiaries as appropriate. The historical financial statements are expected to be consistent with the new FAT Brands Inc. entity, in that reimbursement expense and direct employee costs both appear under general and administrative expenses and are expected to be materially the same amounts going forward.

In March 2017, FCCG agreed to acquire Homestyle Dining LLC from Metromedia Company and its affiliate (“Metromedia”) pursuant to a Membership Interest Purchase Agreement, as amended, which provided for a cash purchase price of $10,550,000 to be paid at closing. Effective October 20, 2017, we provided approximately $10,550,000 of the net proceeds from the Offering to FCCG to consummate the acquisition of Homestyle Dining LLC. In exchange, we received full ownership in the Homestyle Dining operating subsidiaries: Ponderosa Franchising Company, Bonanza Restaurant Company, Ponderosa International Development, Inc. and Puerto Rico Ponderosa, Inc. (collectively, “Ponderosa”). These subsidiaries conduct the worldwide franchising of the Ponderosa Steakhouse Restaurants and the Bonanza Steakhouse Restaurants.

We intend to acquire additional restaurant franchising concepts that will allow us to offer additional food categories and expand our geographic footprint.

As of October 20, 2017, we operate the Fatburger, Buffalo’s and Ponderosa restaurant concepts with 292 total locations across 25 states and 19 countries. While our existing footprint covers 18 countries in which we have franchised restaurants open and operational as of October 20, 2017, our overall footprint (including development agreements for proposed stores in new markets and nine countries where our brands previously had a presence that we intend to resell to new franchisees) covers 27 countries. For each of our current restaurant brands and those that we will seek to acquire, the ability to expand the overall concept footprint, both domestically and internationally, is of critical importance and a primary acquisition evaluation criterion. We believe that our restaurant concepts have meaningful growth potential and appeal to a broad base of consumers globally.

We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations.

Operating segments

Effective with our initial public offering and the acquisitions that followed, our operating segments are:

(i)	The Fatburger Franchise Division which includes our worldwide operations of the Fatburger concept.
(ii)	The Buffalo’s Franchise Division which includes our worldwide operations of the Buffalo’s Café and Buffalo’s Express concepts.
(iii)	The Ponderosa Franchise Division which includes our worldwide operations of the Bonanza and Ponderosa Steakhouse concepts.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures, which are typically calculated on a system-wide basis. These key measures include new store openings, average unit volumes and same-store sales growth in addition to the general income statement line items such as revenues, general and administrative expenses, income before income tax expense and net income.

New store openings - The number of new store openings reflects the number of stores opened during a particular reporting period. The total number of new stores per year and the timing of stores openings has, and will continue to have, an impact on our results.

Average unit volumes - Average Unit Volumes for any 12-month period consist of the average sales of all stores over that period that have been open a full year. Average unit volumes are calculated by dividing total sales from all stores open a full year by the number of stores open during that period. The measurement of AUVs allows us to assess changes in guest traffic and per transaction patterns at our stores.

Same-store sales growth - Same-store sales growth reflects the change in year-over-year sales for the comparable store base, which we define as the number of stores open for at least one full fiscal year. Given our focused marketing efforts and public excitement surrounding each opening, new stores often experience an initial start-up period with considerably higher than average sales volumes, which subsequently decrease to stabilized levels after three to six months. Thus, we do not include stores in the comparable store base until they have been open for at least one full fiscal year. We expect that this trend will continue for the foreseeable future as we continue to open and expand into new markets.

Subsequent Events

Issuance of Common Stock

On October 19, 2017, the Company conducted a forward split of its common stock, par value $0.0001, which increased shares held by FCCG to 8,000,000 shares. On October 20, 2017, the Company completed its initial public offering and issued 2,000,000 additional shares of its common stock at an offering price of $12.00 per share, for an aggregate amount of $24,000,000 (the “Offering”). The net proceeds of the Offering were approximately $21,200,000 after deducting the selling agent fees of approximately $1,780,800 and Offering expenses of approximately $1,019,200. Details of the Offering are described in our Regulation A Offering Statement on Form 1-A, and are incorporated herein by this reference. Our common stock trades on the Nasdaq Capital Market under the symbol “FAT.”

The Reorganization Transactions

Subsequent to the closing of the Offering, we completed the following transactions, which are referred to collectively as the “Reorganization Transactions”:

Effective October 20, 2017, FCCG contributed two of its operating subsidiaries, Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc., to us in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum, and maturing in five years (referred to as the “Related Party Debt”). The contribution was consummated pursuant to a Contribution Agreement between us and FCCG. Approximately $9,500,000 of the net proceeds from the Offering was used to repay a portion of Related Party Debt owed to FCCG.

In March 2017, FCCG agreed to acquire Homestyle Dining LLC from Metromedia pursuant to a Membership Interest Purchase Agreement, as amended, which provided for a cash purchase price of $10,550,000 to be paid at closing. Effective October 20, 2017, we provided approximately $10,550,000 of the net proceeds from the Offering to FCCG to consummate the acquisition of Homestyle Dining LLC. In exchange, we received full ownership in Ponderosa, which conduct the worldwide franchising of the Ponderosa Steakhouse Restaurants and the Bonanza Steakhouse Restaurants.

Effective October 20, 2017, we entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with us and our subsidiaries. We will pay to FCCG the amount that our tax liability would have been had we filed a separate return. To the extent our required payment exceeds our share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), we will be permitted, in the discretion of a committee of our board of directors comprised solely of directors not affiliated with or interested in FCCG, to pay such excess to FCCG by issuing an equivalent amount of our common stock in lieu of cash, valued at the fair market value at the time of such payment. In addition, our inter-company receivable of approximately $13,175,000 due from FCCG to Fatburger and Buffalo’s will be applied first to reduce such excess income tax payment obligation to FCCG under the Tax Sharing Agreement.

On October 20, 2017, the Company granted stock options for 367,500 shares under the 2017 Omnibus Equity Incentive Plan to directors and employees, each with an exercise price equal to $12.00 per share and subject to a three-year vesting requirement.

Agreement to purchase Hurricane Grill & Wings

On November 14, 2017, we entered into a Membership Interest Purchase Agreement (the “Agreement”) to purchase the membership interests of Hurricane AMT, LLC, a Florida limited liability corporation (“Hurricane”), for a purchase price of $12,500,000. Hurricane is the franchisor of Hurricane Grill & Wings and Hurricane BTW Restaurants. The original Hurricane Grill & Wings opened in Fort Pierce, Florida in 1995 and has expanded to over 60 restaurant locations in Alabama, Arizona, Colorado, Florida, Georgia, Kansas, New York, and Texas.

Results of Operations

Prior to the closing of the Reorganizing Transactions, in which we became the parent company for Fatburger and Buffalo’s, we were under common control with these companies as subsidiaries of FCCG. The following unaudited information presents the combined operating results of Fatburger and Buffalo’s for the 39 weeks and the 13 weeks ended September 24, 2017 and September 25, 2016, respectively.

The following tables summarize key components of our results of operations for the periods indicated:

(In thousands)

	39 weeks ended September 24, 2017			39 weeks ended September 25, 2016
	Fatburger	Buffalo’s	Combined	Fatburger	Buffalo’s	Combined
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of operations data:

Revenues
Royalties	$3,580	$920	$4,500	$3,540	$1,021	$4,561
Franchise fees	1,683	430	2,113	3,128	255	3,383
Management fee	47	-	47	59	-	59
Total revenues	5,310	1,350	6,660	6,727	1,276	8,003

General and administrative expenses	1,852	503	2,355	2,365	491	2,856

Income from operations	3,458	847	4,305	4,362	785	5,147

Other income (expense)	(23)	-	(23)	(32)	36	4

Income before income tax expense	3,435	847	4,282	4,330	821	5,151

Income tax expense	1,264	277	1,541	1,613	269	1,882

Net income	$2,171	$570	$2,741	$2,717	$552	$3,269

(In thousands)

	13 weeks ended September 24, 2017			13 weeks ended September 25, 2016
	Fatburger	Buffalo’s	Combined	Fatburger	Buffalo’s	Combined
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of operations data:

Revenues
Royalties	$1,205	$308	$1,513	$1,162	$328	$1,490
Franchise fees	529	325	854	1,453	-	1,453
Management fee	17	-	17	14	-	14
Total revenues	1,751	633	2,384	2,629	328	2,957

General and administrative expenses	552	187	739	755	125	880

Income from operations	1,199	446	1,645	1,874	203	2,077

Other income (expense)	(27)	-	(27)	3	-	3

Income before income tax expense	1,172	446	1,618	1,877	203	2,080

Income tax expense	444	142	586	673	66	739

Net income	$728	$304	$1,032	$1,204	$137	$1,341

Results of Operations of Fatburger North America

For the 39 Weeks Ended September 24, 2017, as Compared to the 39 Weeks Ended September 25, 2016

Net Income - Net income of Fatburger for the 39 weeks ended September 24, 2017 decreased by $546,000 or 20.1% to $2,171,000 compared to $2,717,000 for the 39 weeks ended September 25, 2016. The decrease was primarily attributable to lower recognized franchise fees in the amount of $1,445,000, partially offset by a reduction in general and administrative expenses of $513,000 and a lower provision for income taxes of $349,000.

Revenues - Fatburger’s revenues consist of royalty fees, franchise fees and management fees. Fatburger had revenues of $5,310,000 and $6,727,000 for the 39 weeks ended September 24, 2017 and September 25, 2016, respectively. The $1,417,000 or 21.1% decrease in revenues from the 39 weeks ended September 25, 2016 to the 39 weeks ended September 24, 2017 was primarily driven by a decrease in franchise fees recognized. The recognition of previously collected franchise fees into income can vary significantly from year to year based upon the number of new store openings and other triggering events.

General and Administrative Expenses - General and administrative expenses of Fatburger consist primarily of payroll, consulting fees and an allocation of corporate overhead from FCCG. General and administrative expenses for the 39 weeks ended September 24, 2017 decreased $513,000 or 21.7% to $1,852,000, as compared to $2,365,000 for the 39 weeks ended September 25, 2016. This was primarily the result of a decrease in allocated corporate overhead from FCCG of $224,000; a reduction in salaries of $220,000; and a reduction in the amount of uncollectable receivables in the amount of $62,000 for the 39 weeks ended September 24, 2017 compared with the 39 weeks ended September 25, 2016.

New Store Openings - For the 39 weeks ended September 24, 2017, our Fatburger franchisees opened 14 stores as compared to 4 stores for the 39 weeks ended September 25, 2016.

Same-store sales growth - Adjusted same-store sales in our core domestic market (representing approximately 69% of revenues for 2016) grew by positive 7.9% for the 39 weeks ended September 24, 2017, compared to growth of 0.4% for the for the 39 weeks ended September 25, 2016. Overall Fatburger same-store sales, including international stores in their local currency were positive 1.1% for the 39 weeks ended September 24, 2017 and negative 5.0% for the 39 weeks ended September 25, 2016. These results reflect the deterioration in macroeconomic conditions in Canada and the Middle East due to the decline in oil prices, as well as increased competition internationally. The same-store sale results exclude two restaurants which were subject to extraordinary adverse operating conditions in 2015, 2016 and 2017 related to construction blocking direct access or visibility to the restaurant and political sanctions affecting the supply chain and the related local economy. The Fatburger restaurant on the Las Vegas Strip was affected by extensive construction on Las Vegas Blvd. The Fatburger restaurant located in Doha, Qatar in the Pearl District was affected by extensive construction and political sanctions affecting the supply chain and related local economy. If these restaurants were included the same-store sales data, the change in same-store sales for our core domestic market would be positive 5.4% for the 39 weeks ended September 24, 2017 and negative 0.6% for the 39 weeks ended September 25, 2016, and same-store sales system-wide would be negative 0.4% for the 39 weeks ended September 24, 2017 and negative 5.4% for the 39 weeks ended September 25, 2016.

For the 13 Weeks Ended September 24, 2017, as Compared to the 13 Weeks Ended September 25, 2016

Net Income - Net income of Fatburger for the 13 weeks ended September 24, 2017 decreased by $476,000 or 39.5% to $728,000 compared to $1,204,000 for the 13 weeks ended September 25, 2016. The decrease was primarily attributable to lower recognized franchise fees in the amount of $924,000, partially offset by a reduction in general and administrative expenses of $203,000 and a lower provision for income taxes of $229,000.

Revenues - Fatburger had revenues of $1,751,000 and $2,629,000 for the 13 weeks ended September 24, 2017 and September 25, 2016, respectively. The $878,000 or 33.4% decrease in revenues from the 13 weeks ended September 25, 2016 to the 13 weeks ended September 24, 2017 was primarily the result of the decrease in recognized franchise fees.

General and Administrative Expenses - General and administrative expenses for the 13 weeks ended September 24, 2017 decreased $203,000 or 26.9% to $552,000 as compared to $755,000 for the 13 weeks ended September 25, 2016. This was primarily the result of a decrease in salary expense of $95,000 and a reduction in the amount of uncollectable receivables of $90,000.

New Store Openings - For the 13 weeks ended September 24, 2017, our Fatburger franchisees opened 3 stores as compared to 1 store for the 13 weeks ended September 25, 2016.

Liquidity and Capital Resources of Fatburger North America

Fatburger funds its operations primarily through franchise fees and royalties. We believe that cash provided by operating activities are adequate to fund our working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.

As of September 24, 2017, Fatburger had current assets of $494,000 comprised primarily of accounts receivables. This compares with current assets of $568,000 as of December 25, 2016.

Fatburger had current liabilities of $4,854,000 comprised of deferred income of $1,877,000; accounts payable of $1,421,000 and accrued expenses of $1,556,000, as of September 24, 2017. This compares with current liabilities of $3,547,000 comprised of deferred income of $1,339,000; accounts payable of $1,070,000; and accrued expenses of $1,138,000 as of December 25, 2016.

Off-Balance Sheet Arrangements of Fatburger North America

Fatburger does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results of Operations of Buffalo’s Franchise Concepts

For the 39 Weeks Ended September 24, 2017, as Compared to the 39 Weeks Ended September 25, 2016

Net Income – Net income of Buffalo’s for the 39 weeks ended September 24, 2017 increased by $18,000 or 3.3% to $570,000, as compared to $552,000 for the 39 weeks ended September 25, 2016. The increase was primarily attributable to an increase in revenue of $74,000 or 5.8%, which was partially offset by increases in general and administrative expenses of $12,000 or 2.4%; a decrease in other income of $36,000 and an increase in the provision for income taxes of $8,000.

Revenues – Buffalo’s revenues consist of royalty fees and the recognition of franchise fees. Buffalo’s had revenues of $1,350,000 and $1,276,000 for the 39 weeks ended September 24, 2017 and September 25, 2016, respectively. The increase in revenue of $74,000 is primarily the result of increases in recognized franchise fees in 2017 of $175,000. This increase was partially reduced by lower royalties in 2017 in the amount of $101,000 due primarily to the closure of two long-standing franchise locations in Atlanta, Georgia and Riyadh, Saudi Arabia.

General and Administrative Expenses – General and administrative expenses of Buffalo’s primarily consist of payroll, consulting fees and an allocation of corporate overhead from FCCG. General and administrative expenses for the 39 weeks ended September 24, 2017 increased by $12,000 or 2.4% to $503,000 as compared to $491,000 for the 39 weeks ended September 25, 2016. This increase was primarily the result of an increase in the corporate overhead allocation of $13,000 and an increase in consulting fees of $108,000 which was partially offset by decreases in salary and wage expenses of $106,000 for the 2017 period compared with the 2016 period.

New Store Openings – There were no new stores opened by our Buffalo’s Cafe franchisees during the 39 weeks ended September 24, 2017, as compared to two new stores opened for the 39 weeks ended September 25, 2016.

Same-store Sales Growth – Same-store sales for Buffalo’s Cafe were positive 1% for the 39 weeks ended September 24, 2017 and positive 2.8% for the 39 weeks ended September 25, 2016. The softening in positive same-store sales for the 39 weeks ended September 24, 2017 was primarily attributable to adverse weather conditions in the Atlanta area in the first quarter of 2017, which had a negative effect on customer traffic. We excluded four restaurants from the calculation of same-store sales because they were subject to extraordinary adverse operating conditions in 2016 and 2017, related to construction blocking direct access or visibility to the restaurant, changes in the alcohol laws or political sanctions affecting the supply chain and the related local economy: Hamilton Mill Atlanta, Canyon, Texas, The Ezdan Mall Doha, Qatar, and the Kingdom Mall Riyadh, Saudi Arabia. If these restaurants were included, the same-store sales system-wide would have been negative 2.2% for the 39 weeks ended September 24, 2017 and negative 2.7% for the 39 weeks ended September 25, 2016.

For the 13 Weeks Ended September 24, 2017, as Compared to the 13 Weeks Ended September 25, 2016

Net Income – Net income of Buffalo’s for the 13 weeks ended September 24, 2017 increased by $167,000 or 121.9% to $304,000, as compared to $137,000 for the 13 weeks ended September 25, 2016. The increase was primarily attributable to an increase in revenue of $305,000 or 93.0%, which was partially offset by increases in general and administrative expenses of $62,000 or 49.6% and an increase in the provision for income taxes of $76,000.

Revenues – Buffalo’s revenues consist of royalty fees and the recognition of franchise fees. Buffalo’s had revenues of $633,000 and $328,000 for the 13 weeks ended September 24, 2017 and September 25, 2016, respectively. The increase in revenue of $305,000 is primarily the result of increases in recognized franchise fees in the 2017 period of $325,000. This increase was partially reduced by lower royalties in the 2017 period in the amount of $20,000 due primarily to the closure of two long-standing franchise locations in Atlanta, Georgia and Riyadh, Saudi Arabia.

General and Administrative Expenses –― General and administrative expenses of Buffalo’s primarily consist of payroll, consulting fees and an allocation of corporate overhead from FCCG. General and administrative expenses for the 13 weeks ended September 24, 2017 increased by $62,000 or 49.6% to $187,000 as compared to $125,000 for the 13 weeks ended September 25, 2016. This increase was primarily the result of an increase in the corporate overhead allocation of $46,000; an increase in consulting fees of $38,000 and an increase in accounting costs of $14,000 which were partially offset by decreases in salary and wage expenses of $31,000 and other net decreases of $5,000.

New Store Openings – There were no new stores opened by our Buffalo’s Cafe franchisees for the 13 weeks ended September 24, 2017 or for the 13 weeks ended September 25, 2016.

Liquidity and Capital Resources of Buffalo’s Franchise Concepts

Buffalo’s funds its operations primarily through franchise fees and royalties. We believe that cash provided by operating activities are adequate to fund our working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.

As of September 24, 2017, Buffalo’s had current assets of $62,000, comprised primarily of accounts receivables. This compares with current assets of $54,000 as of December 25, 2016. The increase in current assets was due to an increase in accounts receivables.

Buffalo’s had current liabilities of $403,000 comprised primarily of deferred income of $152,000, accounts payable of $171,000 and other accrued expenses of $80,000 as of September 24, 2017. This compares with current liabilities of $438,000 comprised of deferred income of $253,000, accounts payable of $97,000 and accrued expenses of $88,000 as of December 25, 2016.

Off-Balance Sheet Arrangements of Buffalo’s Franchise Concepts

Buffalo’s does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates (Fatburger and Buffalo’s)

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified for the years ended December 25, 2016 and prior.

Revenue recognition (Fatburger): Franchise fee revenue from sales of individual franchises is recognized as revenue upon completion of training and the actual opening of a location. Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location, and are payable 100% upon signing a deposit agreement. The franchise fee may be adjusted at management’s discretion or in situations involving store transfers. Deposits are nonrefundable upon acceptance of the franchise application. These deposits are recorded as deferred income until the store opens. The company acknowledges that some of its franchisees have not complied with their development timelines for opening franchise stores. These franchise rights are terminated and franchise fee revenue is recognized for non-refundable deposits.

In addition to franchise fee revenue, the Company collects a royalty of 2.5% to 6% of net sales from its franchisees. Royalties are recognized as revenue as the related sales are made by the franchisees. Royalties collected in advance are classified as deferred income until earned.

Revenue recognition (Buffalo’s): Franchise fee revenue from sales of individual franchises is recognized upon completion of training and the actual opening of a location. Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location, and are payable 100% upon signing a deposit agreement. The company typically charges a $25,000 co-brand conversion fee, in addition to the initial franchise fee.

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers. Deposits are non-refundable upon acceptance of the franchise application. These deposits are recorded as deferred income until store opens. The company acknowledges some of its franchisees have not compiled with their development timelines for opening franchise stores. These franchise rights are terminated and franchise fee revenue is recognized for non-refundable deposits.

In addition to franchise fee revenue, the company collects a royalty calculated as a percentage of net sales from its franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees.

Advertising (Fatburger): Fatburger requires advertising payments from franchisees of 1.95% of net sales from Fatburger restaurants located in the Los Angeles marketing area and up to 0.95% of net sales from stores located outside of the Los Angeles marketing area. International locations pay 0.20% to 0.95%. The company also receives, from time to time, payments from vendors that are to be used for advertising. Since advertising funds collected are required to be spent for specific advertising purposes, no revenue or expense is recorded for advertising funds. Cumulative advertising expenditures in excess of collections are recorded as current assets and will be reimbursed by future advertising payments from franchises and other Fatburger affiliates. Cumulative collections in excess of advertising expenditures are recorded as accrued expenses and represent advertising funds collected which have not yet been spent on advertising activities.

Advertising (Buffalo’s): Buffalo’s generally requires advertising payments from franchisees of 2.0% of net sales from Buffalo’s Southwest Cafe restaurants. Co-branded restaurants generally pay 0.20% to 1.95%. The company also receives, from time to time, payments from vendors that are to be used for advertising. Since the company acts in a fiduciary role to collect and disburse these advertising funds, no revenue or expense is recorded. Advertising funds are segregated from other Company assets and the balance of the Buffalo’s Creative and Advertising Fund is recorded as an asset by the company with the offsetting advertising obligation recorded as a liability, Buffalo’s Creative and Advertising Fund - Contra.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2017. The company is currently evaluating the effects adoption of this guidance will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The company does not currently have any leases that will have an impact on the financial statements or disclosures as a result of the adoption of this ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the company’s financial statements.

Results of Operations of Ponderosa

We were not affiliated with the Ponderosa entities until October 20, 2017. However, their future operations will be under our control. We are providing the following data regarding the results of operations of Ponderosa for the 39 weeks and 13 weeks ended September 24, 2017 and September 25, 2016 for informational purposes. The results of Ponderosa’s future operations as part of our consolidated group may be significantly different.

The following tables summarize key components of the results of operations of Ponderosa for the periods indicated:

	In thousands
	39 Weeks ended		13 Weeks ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of operations:

Revenues
Royalties	$3,202	$3,431	$1,106	$1,183
Franchise fees	5	19	5	8
Total revenues	3,207	3,450	1,111	1,191

General and administrative expense	2,009	1,965	674	644

Income from operations	1,198	1,485	437	547

Other income (expense)
Interest income	19	18	19	5
Other expense	-	-	(13)	-
Total other income	19	18	6	5

Income before income tax expense	1,217	1,503	443	552

Income tax expense	52	80	18	29

Net income	$1,165	$1,423	$425	$523

Ponderosa results for the 39 Weeks Ended September 24, 2017, as Compared to the 39 Weeks Ended September 25, 2016

Net Income - Net income of Ponderosa for the 39 weeks ended September 24, 2017 decreased by $258,000 or 18% to $1,165,000 compared to $1,423,000 for the 39 weeks ended September 25, 2016. The decrease was primarily attributable to lower royalty fees in the amount of $229,000.

Revenues - Ponderosa’s revenues consist of royalty fees and franchise fees. Ponderosa had revenues of $3,207,000 and $3,450,000 for the 39 weeks ended September 24, 2017 and September 25, 2016, respectively. The $243,000 or 7.0% decrease in revenues from the 39 weeks ended September 25, 2016 to the 39 weeks ended September 24, 2017 was primarily driven by a decrease in royalty revenue due to a reduced number of franchised steakhouses in the 2017 period.

General and Administrative Expense - General and administrative expense of Ponderosa consists primarily of payroll, management fees and professional fees. General and administrative expenses for the 39 weeks ended September 24, 2017 increased $44,000 or 2.2% to $2,009,000, as compared to $1,965,000 for the 39 weeks ended September 25, 2016. This was primarily the result of an increase in professional fees.

New Store Openings - For the 39 weeks ended September 24, 2017, Ponderosa franchisees opened 1 location as compared to 2 locations for the 39 weeks ended September 25, 2016.

Income Tax Expense - Ponderosa has historically been operating in pass-through entities for income tax purposes, meaning that taxable income is not recognized at the entity level, but passed through to the shareholders. As a result, the tax expense at the Ponderosa level is generally incurred only from taxing authorities who do not recognize the pass-through feature of United States federal tax laws. Following our acquisition of Ponderosa, the pass-through status for tax purposes will terminate and Ponderosa will generally become subject to income tax expense.

Ponderosa results for the 13 Weeks Ended September 24, 2017, as Compared to the 13 Weeks Ended September 25, 2016

Net Income - Net income of Ponderosa for the 13 weeks ended September 24, 2017 decreased by $98,000 or 18.7% to $425,000 compared to $523,000 for the 13 weeks ended September 25, 2016. The decrease was primarily attributable to lower royalty fees in the amount of $77,000 resulting from a reduction in the number of operating restaurants in 2017.

Revenues - Ponderosa had revenues of $1,111,000 and $1,191,000 for the 13 weeks ended September 24, 2017 and September 25, 2016, respectively. The $80,000 or 6.7% decrease in revenues from the 13 weeks ended September 25, 2016 to the 13 weeks ended September 24, 2017 was primarily the result of the decrease in royalties.

General and Administrative Expenses - General and administrative expenses for the 13 weeks ended September 24, 2017 increased $30,000 or 4.7% to $674,000 as compared to $644,000 for the 13 weeks ended September 25, 2016. This was primarily the result of an increase in professional fees.

New store openings - For the 13 weeks ended September 24, 2017, Ponderosa franchisees opened 1 store as compared to 2 stores for the 13 weeks ended September 25, 2016.

Liquidity and Capital Resources of Ponderosa North America

Ponderosa funds its operations primarily through franchise fees and royalties. We believe that cash provided by operating activities are adequate to fund our working capital obligations for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations and our ability to manage costs and working capital successfully.

As of September 24, 2017, Ponderosa had current assets of $583,000 comprised of cash in the amount of $117,000 and accounts receivables in the amount of $466,000. This compares with current assets of $617,000 as of December 25, 2016.

Ponderosa did not have any current liabilities as of September 24, 2017 or December 25, 2016.

Off-Balance Sheet Arrangements of Ponderosa North America

Ponderosa does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Pro forma Consolidated Financial Information

The following financial information presents the unaudited pro forma condensed consolidated balance sheets and unaudited pro forma condensed consolidated statements of continuing operations as of and for the 39 weeks ended September 24, 2017, and the year ended December 25, 2016 (“fiscal 2016”) based upon the consolidated historical financial statements of Fatburger, Buffalo’s and Ponderosa after giving effect to the following transactions (“Transactions”):

●	the issuance of 2,000,000 shares of common stock in the initial public offering of FAT Brands Inc. at $12.00 per share; and

●	the Reorganization Transactions.

The unaudited pro forma condensed consolidated statements of operations for the 39 weeks ended September 24, 2017 and the year ended December 25, 2016 give effect to the Transactions as if each of them had occurred on December 28, 2015. The unaudited pro forma condensed consolidated balance sheet as of September 24, 2017 gives effect to the Transactions as if each of them had occurred on September 24, 2017.

We have derived the unaudited pro forma consolidated statement of operations for the 39 weeks ended September 24, 2017 and the year ended December 25, 2016 from the unaudited financial statements of Fatburger North America, Inc. and the consolidated financial statements of Buffalo’s Franchise Concepts, Inc. and Subsidiary for the 39 weeks ended September 24, 2017 and the audited financial statements of Fatburger North America, Inc. and the consolidated financial statements of Buffalo’s Franchise Concepts, Inc. and Subsidiary for the year ended December 25, 2016.

The pro forma adjustments related to the Reorganization Transactions and the Offering are described in the notes to the unaudited pro forma consolidated financial information, and principally include the following:

●	Issuance of shares of our common stock to the purchasers in the Offering in exchange for net proceeds of approximately $21,200,000, reflecting that the shares were sold at $12.00 per share and after deducting Selling Agent fees and Offering expenses.

●	Contribution by FCCG of two of its operating subsidiaries, Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc., to FAT Brands Inc. in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum, and maturing in five years (the “Related Party Debt”).

●	Consummation by FCCG of the acquisition of Homestyle Dining LLC, and transfer of the four Ponderosa operating subsidiaries to FAT Brands Inc. as new operating subsidiaries (the “Ponderosa Acquisition”).

●	Application of the net proceeds of the Offering as follows: (i) $10,550,000 to fund the Ponderosa Acquisition by FCCG; and (ii) $9,500,000 to repay a portion of Related Party Debt owed to FCCG.

●	Entering into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with us and our subsidiaries. We will pay to FCCG the amount that our tax liability would have been had we filed a separate return and not been consolidated with FCCG. To the extent our required payment exceeds our share of the actual consolidated income tax liability (which may occur due to the application of FCCG’s net operating loss carryforwards), we will be permitted to reimburse FCCG in cash or, at the election of a committee of our board of directors comprised solely of directors not affiliated with or interested in FCCG, we may issue to FCCG an equivalent amount of our common stock in lieu of cash, valued at the fair market value of our common stock at the time of such payment. In addition, our inter-company receivable of approximately $13,175,000 due from FCCG (recorded as “due from affiliates”) will be applied first to reduce such excess income tax payment obligation to FCCG under the Tax Sharing Agreement.

The pro forma adjustments related to the acquisition of Ponderosa are described in the notes to the unaudited pro forma consolidated financial information, and principally includes the assumption that Ponderosa did not have any cash or related party indebtedness when they were acquired.

As a new public company, we will be implementing additional procedures and processes for the purpose of addressing the reporting and internal control and other standards and requirements applicable to public companies. We expect to incur additional annual expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We have not included any pro forma adjustments relating to these added costs.

The pro forma adjustments are based upon available information and methodologies that are factually supportable and directly related to the Reorganization Transactions. The unaudited pro forma consolidated financial information includes various estimates which are subject to material change and may not be indicative of what our operations or financial position would have been had the Reorganization Transactions taken place on the dates indicated, or that may be expected to occur in the future.

FAT Brands Inc.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the 39 weeks Ended September 24, 2017

(In thousands)

	Predecessor Entities		FAT Brands		The	Acquisition	Pro Forma
	Fatburger	Buffalo’s	Inc.	Ponderosa	Offering	Adjustments	Consolidated

Revenues
Royalties	$3,580	$920	$4,500	$3,202	$-	$-	$7,702
Franchise fees	1,683	430	2,113	5	-	-	2,118
Management fee	47	-	47	-	-	-	47
Total revenues	5,310	1,350	6,660	3,207	-	-	9,867

General and administrative expenses	1,852	503	2,355	2,009	653	-	5,017

Income (loss) from operations	3,458	847	4,305	1,198	(653)	-	4,850

Other income (expense)
Interest income (expense), net	-	-	-	19	713	(1,304)	(572)
Other expense	(23)	-	(23)	-	-	-	(23)
Total other income (expense)	(23)	-	(23)	19	713	(1,304)	(595)

Income (loss) before income tax expense	3,435	847	4,282	1,217	60	(1,304)	4,255

Income tax expense (benefit)	1,264	277	1,541	52	21	(83)	1,531

Net income (loss)	$2,171	$570	$2,741	$1,165	$39	$(1,221)	$2,724

FAT Brands Inc.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Year Ended December 25, 2016

(In thousands)

	Predecessor Entities		FAT Brands		The	Acquisition	Pro Forma
	Fatburger	Buffalo’s	Inc.	Ponderosa	Offering	Adjustments	Consolidated

Revenues
Royalties	$4,632	$1,349	$5,981	$4,429	$-	$-	$10,410
Franchise fees	3,750	255	4,005	40	-	-	4,045
Management fee	75	-	75	-	-	-	75
Total revenues	8,457	1,604	10,061	4,469	-	-	14,530

General and administrative expenses	2,932	663	3,595	2,565	871	-	7,031

Income (loss) from operations	5,525	941	6,466	1,904	(871)	-	7,499

Other income (expense)
Interest income (expense), net	-	-	-	25	950	(1,868)	(893)
Other income	-	36	36	40	-	-	76
Total other income (expense)	-	36	36	65	950	(1,868)	(817)

Income (loss) before income tax expense	5,525	977	6,502	1,969	79	(1,868)	6,682

Income tax expense (benefit)	1,979	319	2,298	93	28	(57)	2,362

Net income (loss)	$3,546	$658	$4,204	$1,876	$51	$(1,811)	$4,320

FAT Brands Inc.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

As of September 24, 2017

(In thousands)

	Predecessor Entities		FAT Brands		The	Acquisition	Pro Forma
	Fatburger	Buffalo’s	Inc.	Ponderosa	Offering	Adjustments	Consolidated

Assets
Current Assets
Cash	$-	$-	$-	$117	$11,700	$(10,667)	$1,150
Accounts receivable, net	486	62	-	466	-	-	1,014
Other current assets	8	-	-	-	-	-	8
Total current assets	494	62	-	583	11,700	(10,667)	2,172

Due from affiliates	10,667	2,508	(201)	-	201	-	13,175
Deferred income taxes	1,266	109	-	-	-	-	1,375
Notes receivable, net	-	-	-	434	-	-	434
Trademarks	2,135	30	8	959	-	8,817	11,949
Deferred offering costs	-	-	224	-	(224)	-
Goodwill	529	5,365	-	-	-	-	5,894
Buffalo’s creative and advertising fund	-	369	-	-	-	-	369
Total assets	$15,091	$8,443	$31	$1,976	$11,677	$(1,850)	$35,368

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$1,421	$171	$31	$-	$(23)	$-	$1,600
Accrued expenses	1,556	80	-	-	-	-	1,636
Deferred income	1,877	152	-	-	-	-	2,029
Note payable - affiliate	-	-	-	-	(9,500)	30,000	20,500
Total current liabilities	4,854	403	31	-	(9,523)	30,000	25,765

Deferred income – noncurrent	1,239	213	-	126	-	-	1,578
Buffalo’s creative and advertising fund - contra	-	369	-	-	-	-	369
Total liabilities	6,093	985	31	126	(9,523)	30,000	27,712

Commitments and contingencies

Stockholder’s equity
Common stock	-	-	-	-	-	-	-
Additional paid-in capital	3,500	5,139	-	-	21,200	(29,839)	-
Partners’ equity	-	-	-	1,850	-	(1,850)	-
Retained earnings	5498	2,319	-	-	-	(161)	7,656
Total stockholder’s equity	8,998	7,458	-	1,850	21,200	(31,850)	7,656

Total liabilities and stockholder’s equity	$15,091	$8,443	$31	$1,976	$11,677	$(1,850)	$35,368

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of presentation – The unaudited pro forma condensed consolidated financial statements are based on the historical financial statements of FAT Brands, Fatburger, Buffalo’s and Ponderosa, as adjusted to give effect to the acquisition of Ponderosa. The unaudited pro forma consolidated statements of operations for the 39 weeks ended September 24, 2017, and the twelve months ended December 25, 2016 give effect to the acquisitions as if they had occurred on December 28, 2015. The unaudited pro forma consolidated balance sheet as of September 24, 2017 gives effect to the acquisitions as if they had occurred on September 24, 2017.

(2) Preliminary purchase price allocation – On March 10, 2017, FCCG entered into an agreement to acquire the parent company of Ponderosa for total consideration of approximately $10,550,000. A portion of our Offering proceeds were provided to FCCG to complete the acquisition and we became the parent company for the Ponderosa operating entities. The unaudited pro forma condensed consolidated financial information includes various assumptions, including those related to the preliminary purchase price allocation of the assets acquired and liabilities assumed of Ponderosa and Bonanza based on management’s best estimates of fair value. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities. Accordingly, the pro forma adjustments are preliminary and have been made solely for illustrative purposes.

The following table shows the preliminary allocation of the purchase price for Ponderosa to the acquired identifiable assets:

(In thousands)

Total purchase price	$10,550
Accounts receivable	$466
Notes receivable	434
Trademarks	9,776
Deferred income	(126)
Total identifiable assets	$10,550

(3) Trademarks – We based our preliminary estimate of trademarks that we expect to recognize as part of the acquisitions on the purchase price that we have entered into with the sellers. However, these estimates are preliminary, as we have not analyzed all the facts surrounding the business acquired and therefore have not been able to finalize the accounting for these transactions. These estimates will be refined once a third-party valuation is completed.

(4) Cash Received from IPO – Net proceeds from the Offering were approximately $21,200,000, based on the initial public offering price of $12.00 per share, and after deducting estimated cash selling agent fees of $1,780,800 and estimated Offering expenses of $1,019,200.

(5) Pro forma adjustments – The pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma condensed consolidated financial information:

Adjustments to the pro forma condensed statement of operations

(a)	Reflects the income tax effect of pro forma adjustments based on the estimated blended statutory tax rate of 36.0%.
(b)	Reflects the $20,500,000 Related Party Debt accruing annual interest expense at 10% and the average balance of the inter-company credit accruing annual interest income at 10%.
(c)	Increase in compensation expenses related to the grant of 367,500 stock options which were issued under the 2017 Omnibus Equity Incentive Plan to directors and employees upon consummation of the Offering. This amount was calculated assuming the stock options were granted on December 28, 2015 at an exercise price equal to the offering price of $12.00 per share. The grant date fair value was determined using the Black-Scholes valuation model using the following assumptions:

Expected volatility	31.73%
Expected dividend yield	4.00%
Expected term (in years)	3.0
Risk-free interest rate	1.01%

Adjustments to the pro forma condensed consolidated balance sheet

(d)	Acquisition of Ponderosa was cash-free and debt-free at closing.
(e)	Reflects the assumed value of trademarks acquired in the purchase of Ponderosa, pending third party valuation.
(f)	Issuance of $30,000,000 note to FCCG for the contribution of Fatburger and Buffalo’s, and payment of $9,500,000 in principal amount of this note from proceeds of the Offering.
(g)	Costs associated with the Offering were charged against the proceeds of the Offering, with a corresponding reduction to additional paid-in capital from the Offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 24, 2017, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our Combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the third quarter ending September 24, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, financial condition, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

Except for the historical information contained herein or incorporated by reference, this report and the information incorporated by reference contain forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part I, Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this report and in any documents incorporated in this report by reference.

You should consider carefully the following risk factors and in all of the other information included or incorporated in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to Our Business and Industry

Our operating and financial results and growth strategies are closely tied to the success of our franchisees.

Substantially all of our restaurants are operated by our franchisees, which makes us dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments. If our franchisees incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. If a significant franchisee or a significant number of our franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. Our success also depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm the growth prospects and financial condition of the company. Additionally, the failure of our franchisees to focus on the fundamentals of restaurant operations, such as quality service and cleanliness (even if such failures do not rise to the level of breaching the related franchise documents), could have a negative impact on our business.

Our franchisees could take actions that could harm our business and may not accurately report sales.

Our franchisees are contractually obligated to operate their restaurants in accordance with the operations, safety, and health standards set forth in our agreements with them and applicable laws. However, although we will attempt to properly train and support all of our franchisees, franchisees are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their restaurants, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises at their approved locations, and state franchise laws may limit our ability to terminate or not renew these franchise agreements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and adequately train qualified managers and other restaurant personnel. The failure of our franchisees to operate their franchises in accordance with our standards or applicable law, actions taken by their employees or a negative publicity event at one of our franchised restaurants or involving one of our franchisees could have a material adverse effect on our reputation, our brands, our ability to attract prospective franchisees, our company-owned restaurants, and our business, financial condition or results of operations.

Franchisees typically use a point of sale, or POS, cash register system to record all sales transactions at the restaurant. We require franchisees to use a particular brand or model of hardware or software components for their restaurant system. Currently, franchisees report sales manually and electronically, but we do not have the ability to verify all sales data electronically by accessing their POS cash register systems. We have the right under our franchise agreement to audit franchisees to verify sales information provided to us, and we have the ability to indirectly verify sales based on purchasing information. However, franchisees may underreport sales, which would reduce royalty income otherwise payable to us and adversely affect our operating and financial results.

If we fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new franchised restaurants and increase our revenues could be materially adversely affected.

The opening of additional franchised restaurants depends, in part, upon the availability of prospective franchisees who meet our criteria. Most of our franchisees open and operate multiple restaurants, and our growth strategy requires us to identify, recruit and contract with a significant number of new franchisees each year. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all. In addition, our franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or they may elect to cease restaurant development for other reasons. If we are unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new restaurants as planned, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenues and materially adversely affect our business, financial condition and results of operations.

If we fail to open new domestic and international franchisee-owned restaurants on a timely basis, our ability to increase our revenues could be materially adversely affected.

A significant component of our growth strategy includes the opening of new domestic and international franchised restaurants. Our franchisees face many challenges associated with opening new restaurants, including:

●	identification and availability of suitable restaurant locations with the appropriate size, visibility, traffic patterns, local residential neighborhoods, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales per restaurant;

●	competition with other restaurants and retail concepts for potential restaurant sites and anticipated commercial, residential and infrastructure development near new or potential restaurants;

●	ability to negotiate acceptable lease arrangements;

●	availability of financing and ability to negotiate acceptable financing terms;

●	recruiting, hiring and training of qualified personnel;

●	construction and development cost management;

●	completing their construction activities on a timely basis;

●	obtaining all necessary governmental licenses, permits and approvals and complying with local, state and federal laws and regulations to open, construct or remodel and operate our franchised restaurants;

●	unforeseen engineering or environmental problems with the leased premises;

●	avoiding the impact of adverse weather during the construction period; and

●	other unanticipated increases in costs, delays or cost overruns.

As a result of these challenges, our franchisees may not be able to open new restaurants as quickly as planned or at all. Our franchisees have experienced, and expect to continue to experience, delays in restaurant openings from time to time and have abandoned plans to open restaurants in various markets on occasion. Any delays or failures to open new restaurants by our franchisees could materially and adversely affect our growth strategy and our results of operations.

Our strategy includes pursuing opportunistic acquisitions of additional brands, and we may not find suitable acquisition candidates or successfully operate or integrate any brands that we may acquire.

As part of our strategy, we intend to opportunistically acquire new brands and restaurant concepts. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional brands or restaurant concepts without substantial costs, delays or operational or financial problems.

The difficulties of integration include coordinating and consolidating geographically separated systems and facilities, integrating the management and personnel of the acquired brands, maintaining employee morale and retaining key employees, implementing our management information systems and financial accounting and reporting systems, establishing and maintaining effective internal control over financial reporting, and implementing operational procedures and disciplines to control costs and increase profitability.

In the event we are able to acquire additional brands or restaurant concepts, the integration and operation of such acquisitions may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. In addition, we may be required to obtain additional financing to fund future acquisitions, but there can be no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We may not achieve our target development goals and the addition of new franchised restaurants may not be profitable.

Our growth strategy depends in part on our ability to add franchisees and our franchisees’ ability to increase our net restaurant count in domestic and foreign markets. The successful development and retention of new restaurants depends in large part on our ability to attract franchisee investment commitments and the ability of our franchisees to open new restaurants and operate these restaurants profitably. We cannot guarantee that we or our current or future franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our franchisees’ existing restaurants.

Expansion into target markets could also be affected by our franchisees’ ability to obtain financing to construct and open new restaurants. If it becomes more difficult or more expensive for our franchisees to obtain financing to develop new restaurants, the expected growth of our system could slow and our future revenues and operating cash flows could be adversely impacted.

Opening new franchise restaurants in existing markets and aggressive development could cannibalize existing sales and may negatively affect sales at existing franchised restaurants.

We intend to continue opening new franchised restaurants in our existing markets as a core part of our growth strategy. Expansion in existing markets may be affected by local economic and market conditions. Further, the customer target area of our franchisees’ restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which our franchisees’ restaurants already exist could adversely affect the sales of these existing franchised restaurants. Our franchisees may selectively open new restaurants in and around areas of existing franchised restaurants. Sales cannibalization between restaurants may become significant in the future as we continue to expand our operations and could affect sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations. There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

The number of new franchised restaurants that actually open in the future may differ materially from the number of signed commitments from potential new franchisees.

The number of new franchised restaurants that actually open in the future may differ materially from the number of signed commitments from potential new franchisees. Historically, a portion of our commitments sold have not ultimately opened as new franchised restaurants. The historic conversion rate of signed commitments to new franchised locations may not be indicative of the conversion rates we will experience in the future and the total number of new franchised restaurants actually opened in the future may differ materially from the number of signed commitments disclosed at any point in time.

Termination of development agreements with certain franchisees could adversely impact our revenues.

We enter into development agreements with certain franchisees that plan to open multiple restaurants in a designated area. These franchisees are granted certain rights with respect to specified territories, and at their discretion, these franchisees may open more restaurants than specified in their agreements. In fiscal years 2016, 2015 and 2014 we derived 39.8%, 31.5% and 27.1%, respectively, of our franchise and development fees from development agreements. The termination of development agreements with a franchisee or a lack of expansion by these franchisees could result in the delay of the development of franchised restaurants, discontinuation or an interruption in the operation of one of our brands in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. While termination of development agreements may result in a short-term recognition of forfeited deposits as revenue, any such delay, discontinuation or interruption would result in a delay in, or loss of, long-term royalty income to us by way of reduced sales and could materially and adversely affect our business, financial condition or results of operations.

Our brands may be limited or diluted through franchisee and third party activity.

Although we monitor and regulate franchisee activities through our franchise agreements, franchisees or other third parties may refer to or make statements about our brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish our reputation. This may result in dilution of or harm to our intellectual property or the value of our brands. Franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in consumer confusion or dilution. Any reduction of our brands’ goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and results of operations.

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

Our success depends in large part upon our and our franchisees’ ability to maintain and enhance the value of our brands and our customers’ loyalty to our brands. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring, and whether originating from us, franchisees, competitors, suppliers or distributors, can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation. For example, our brands could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our suppliers, distributors or franchisees, regardless of whether such claims or perceptions are true. Similarly, entities in our supply chain may engage in conduct, including alleged human rights abuses or environmental wrongdoing, and any such conduct could damage our or our brands’ reputations. Any such incidents (even if resulting from actions of a competitor or franchisee) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our brands and/or our products and reduce consumer demand for our products, which would likely result in lower revenues and profits. Additionally, our corporate reputation could suffer from a real or perceived failure of corporate governance or misconduct by a company officer, or an employee or representative of us or a franchisee.

Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchisee support of such advertising and marketing campaigns.

We believe our brands are critical to our business. We expend resources in our marketing efforts using a variety of media, including social media. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than us. Should our competitors increase spending on marketing and advertising, or should our advertising and promotions be less effective than our competitors, our business, financial condition and results of operations could be materially adversely affected.

The support of our franchisees is critical for the success of our advertising and marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchisees. Our franchisees are required to spend approximately 1%-3% of net sales directly on local advertising or contribute to a local fund managed by franchisees in certain market areas to fund the purchase of advertising media. Our franchisees are also required to contribute 1% of their net sales to a national fund to support the development of new products, brand development and national marketing programs. In addition, we, our franchisees and other third parties have contributed additional advertising funds in the past. While we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. Additional advertising funds are not contractually required, and we, our franchisees and other third parties may choose to discontinue contributing additional funds in the future. Any significant decreases in our advertising and marketing funds or financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially adversely affect our business, financial condition and results of operations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet based communications which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer oriented technologies has increased the speed and accessibility of information dissemination. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information via social media could harm our business, reputation, financial condition, and results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

In addition, social media is frequently used to communicate with our customers and the public in general. Failure by us to use social media effectively or appropriately, particularly as compared to our brands’ respective competitors, could lead to a decline in brand value, customer visits and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Negative publicity relating to one of our franchised restaurants could reduce sales at some or all of our other franchised restaurants.

Our success is dependent in part upon our ability to maintain and enhance the value of our brands, consumers’ connection to our brands and positive relationships with our franchisees. We may, from time to time, be faced with negative publicity relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our franchisees or their suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one franchised restaurant may extend far beyond that restaurant or franchisee involved to affect some or all of our other franchised restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity, and do so very quickly, that could be generated by such incidents. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations. Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims would have a material adverse effect on our business, financial condition and results of operations. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

Failure to protect our service marks or other intellectual property could harm our business.

We regard our Fatburger®, Buffalo’s Cafe®, Ponderosa® and Bonanza® service marks, and other service marks and trademarks related to our franchise restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our franchised restaurants and services from infringement. We have registered certain trademarks and service marks in the U.S. and foreign jurisdictions. However, from time to time we become aware of names and marks identical or confusingly similar to our service marks being used by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which our franchisees have, or intend to open or franchise, a restaurant. There can be no assurance that these protections will be adequate and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources. We may also face claims of infringement that could interfere with the use of the proprietary knowhow, concepts, recipes, or trade secrets used in our business. Defending against such claims may be costly, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

If our franchisees are unable to protect their customers’ credit card data and other personal information, our franchisees could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.

Privacy protection is increasingly demanding, and the use of electronic payment methods and collection of other personal information expose our franchisees to increased risk of privacy and/or security breaches as well as other risks. The majority of our franchisees’ restaurant sales are by credit or debit cards. In connection with credit or debit card transactions in-restaurant, our franchisees collect and transmit confidential information by way of secure private retail networks. Additionally, our franchisees collect and store personal information from individuals, including their customers and employees.

Although our franchisees use secure private networks to transmit confidential information and debit card sales, our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry-Data Security Standards. Our franchisees must abide by the Payment Card Industry-Data Security Standards, as modified from time to time, in order to accept electronic payment transactions. Furthermore, the payment card industry is requiring vendors to become compatible with smart chip technology for payment cards, referred to as EMV-Compliant, or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift, which could adversely affect our business. To become EMV-Compliant, merchants must utilize EMV-Compliant payment card terminals at the point of sale and also obtain a variety of certifications. The EMV Liability Shift became effective on October 1, 2015.

If a person is able to circumvent our franchisees’ security measures or those of third parties, he or she could destroy or steal valuable information or disrupt our operations. Our franchisees may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and our franchisees may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause our franchisees to incur significant unplanned expenses, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, adverse publicity resulting from these allegations could significantly harm our reputation and may have a material adverse effect on us and our franchisees’ business.

We and our franchisees rely on computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.

Network and information technology systems are integral to our business. We utilize various computer systems, including our franchisee reporting system, by which our franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank on a set date each week based on gross sales during the week ended the prior Sunday. This system is critical to our ability to accurately track sales and compute royalties and advertising fund contributions and receive timely payments due from our franchisees. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. Despite the implementation of protective measures, our systems are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, catastrophic events, and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and advertising fund contributions paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations. It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.

We may engage in litigation with our franchisees.

Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brands, the consistency of our products and the customer experience. We may also engage in future litigation with franchisees to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our franchise disclosure document, including claims based on financial information contained in our franchise disclosure document. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brands. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.

The retail food industry in which we operate is highly competitive.

The retail food industry in which we operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties. If consumer or dietary preferences change, if our marketing efforts are unsuccessful, or if our franchisees’ restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected. We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The food products sold by our franchisees are sourced from a variety of domestic and international suppliers. We, along with our franchisees, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food items and other supplies to our franchisees’ restaurants could adversely affect the availability, quality and cost of items we use and the operations of our franchisees’ restaurants. Such shortages or disruptions could be caused by inclement weather, natural disasters, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, the price of gasoline, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our franchisees.

A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to our franchisees’ restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales and therefore a reduction in royalty fees to us. In addition, failure by a key supplier or distributor to our franchisees to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any disruption could have an adverse effect on our franchisees and therefore our business. See “Business—Supply Chain.”

An increase in food prices may have an adverse impact on our and our franchisees’ profit margins.

Our franchisees’ restaurants depend on reliable sources of large quantities of raw materials such as protein (including beef and poultry), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our franchisees’ restaurants are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather conditions or natural events or disasters that affect expected harvests of such raw materials. As a result, the historical prices of raw materials used in the operation of our franchisees’ restaurants have fluctuated. We cannot assure you that we or our franchisees will continue to be able to purchase raw materials at reasonable prices, or that prices of raw materials will remain stable in the future. In addition, a significant increase in gasoline prices could result in the imposition of fuel surcharges by our distributors.

Because our franchisees provide competitively priced food, we may not have the ability to pass through to customers the full amount of any commodity price increases. If we and our franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, it may have an adverse impact on our and our franchisees’ profit margins and their ability to remain in business, which would adversely affect our results of operations.

Food safety and foodborne illness concerns may have an adverse effect on our business.

Foodborne illnesses, such as E. coli, hepatitis A, trichinosis and salmonella, occur or may occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking one of our franchisee’s restaurants, or linking our competitors or our industry generally, to instances of foodborne illness or food safety issues could adversely affect our brands and reputations as well as our revenues and profits, and possibly lead to product liability claims, litigation and damages. If a customer of one of our franchisees’ restaurants becomes ill as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues. In addition, instances or allegations of foodborne illness or food safety issues, real or perceived, involving our franchised restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our franchisees’ restaurants, could result in negative publicity that could adversely affect our revenues or the sales of our franchisees. The occurrence of foodborne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

Health concerns arising from outbreaks of viruses or other diseases may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. The occurrence of such an outbreak of an epidemic illness or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which would severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Furthermore, viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff franchised restaurants. We could also be adversely affected if jurisdictions in which our franchisees’ restaurants operate impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may affect our business.

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (which we refer to as the “PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These inconsistencies could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our products and materially adversely affect our business, financial condition and results of operations.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. We cannot predict the impact of the new nutrition labeling requirements under the PPACA until final regulations are promulgated. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

Our business may be adversely impacted by changes in consumer discretionary spending and general economic conditions.

Purchases at our franchisees’ restaurants are generally discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers of our franchisees’ restaurants, which may be affected by general economic conditions globally or in one or more of the markets we serve. Some of the factors that impact discretionary consumer spending include unemployment rates, fluctuations in the level of disposable income, the price of gasoline, stock market performance and changes in the level of consumer confidence. These and other macroeconomic factors could have an adverse effect on sales at our franchisees’ restaurants, which could lead to an adverse effect on our profitability or development plans, and harm our financial condition and operating results.

Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchised restaurants.

We currently have franchised restaurants in Canada, China, UAE, the United Kingdom, Kuwait, Saudi Arabia, Panama, Bahrain, Egypt, Iraq, Pakistan, Philippines, Indonesia, Malaysia, Qatar and Tunisia, and plan to continue to grow internationally. Expansion in international markets may be affected by local economic and market as well as geopolitical conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include:

●	recessionary or expansive trends in international markets;

●	changing labor conditions and difficulties in staffing and managing our foreign operations;

●	increases in the taxes we pay and other changes in applicable tax laws;

●	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

●	changes in inflation rates;

●	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

●	difficulty in protecting our brand, reputation and intellectual property;

●	difficulty in collecting our royalties and longer payment cycles;

●	expropriation of private enterprises;

●	increases in anti-American sentiment and the identification of our brands as American brands;

●	political and economic instability; and

●	other external factors.

Our international operations subject us to risks that could negatively affect our business.

A significant portion of our franchised restaurants are operated in countries and territories outside of the United States, including in emerging markets, and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by country, include political instability, corruption and social and ethnic unrest, as well as changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment, income and non-income based tax rates and laws, foreign exchange control regimes, consumer preferences and the laws and policies that govern foreign investment in countries where our franchised restaurants are operated. In addition, our franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes. Any failure to comply with such sanction regimes or other similar laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of business licenses, or a cessation of operations at our franchisees’ businesses, as well as damage to our and our brands’ images and reputations, all of which could harm our profitability.

Foreign currency risks and foreign exchange controls could adversely affect our financial results.

Our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings. More specifically, an increase in the value of the U.S. dollar relative to other currencies could have an adverse effect on our reported earnings. Our Canadian franchisees pay us franchise fees as a percentage of sales denominated in Canadian dollars, which are then converted to U.S. dollars at the prevailing exchange rate. This exposes us to risk of an increase in the value of the U.S. dollar relative to the Canadian dollar. There can be no assurance as to the future effect of any changes in currency exchange rates on our results of operations, financial condition or cash flows.

We depend on key executive management.

We depend on the leadership and experience of our relatively small number of key executive management personnel, and in particular key executive management, particularly our Chief Executive Officer, Andrew Wiederhorn. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

Labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.

Restaurant operations are highly service oriented and our success depends in part upon our franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants by our franchisees and could adversely impact our existing franchised restaurants. Any such delays, material increases in employee turnover rate in existing franchised restaurants or widespread employee dissatisfaction could have a material adverse effect on our and our franchisees’ business and results of operations.

In addition, strikes, work slowdowns or other job actions may become more common in the United States. Although none of the employees employed by our franchisees are represented by a labor union or are covered by a collective bargaining agreement, in the event of a strike, work slowdown or other labor unrest, the ability to adequately staff our restaurants could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

Changes in labor and other operating costs could adversely affect our results of operations.

An increase in the costs of employee wages, benefits and insurance (including workers’ compensation, general liability, property and health) could result from government imposition of higher minimum wages or from general economic or competitive conditions. In addition, competition for qualified employees could compel our franchisees to pay higher wages to attract or retain key crew members, which could result in higher labor costs and decreased profitability. Any increase in labor expenses, as well as increases in general operating costs such as rent and energy, could adversely affect our franchisees’ profit margins, their sales volumes and their ability to remain in business, which would adversely affect our results of operations.

A broader standard for determining joint employer status may adversely affect our business operations and increase our liabilities resulting from actions by our franchisees.

In 2015, the National Labor Relations Board (which we refer to as the “NLRB”) adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. In addition, the general counsel’s office of the NLRB has issued complaints naming McDonald’s Corporation as a joint employer of workers at its franchisees for alleged violations of the U.S. Fair Labor Standards Act. In June 2017, the U.S. Department of Labor announced the rescission of these guidelines. However, there can be no assurance that future changes in law, regulation or policy will cause us or our franchisees to be liable or held responsible for unfair labor practices, violations of wage and hour laws, or other violations or require our franchises to conduct collective bargaining negotiations regarding employees of our franchisees. Further, there is no assurance that we or our franchisees will not receive similar complaints as McDonald’s Corporation in the future, which could result in legal proceedings based on the actions of our franchisees. In such events, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.

We could be party to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We may become involved in legal proceedings involving consumer, employment, real estate related, tort, intellectual property, breach of contract, securities, derivative and other litigation. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated. Regardless of whether any such claims have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend and may divert resources and management attention away from our operations and negatively impact reported earnings. With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results of operations.

In addition, the restaurant industry around the world has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects. These concerns could lead to an increase in the regulation of the content or marketing of our products. We may also be subject to such claims in the future and, even if we are not, publicity about these matters (particularly directed at the quick service and fast casual segments of the retail food industry) may harm our reputation and adversely affect our business, financial condition and results of operations.

Changes in, or noncompliance with, governmental regulations may adversely affect our business operations, growth prospects or financial condition.

We and our franchisees are subject to numerous laws and regulations around the world. These laws change regularly and are increasingly complex. For example, we and our franchisees are subject to:

●	The Americans with Disabilities Act in the U.S. and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.

●	The U.S. Fair Labor Standards Act, which governs matters such as minimum wages, overtime and other working conditions, as well as family leave mandates and a variety of similar state laws that govern these and other employment law matters.

●	Laws and regulations in government mandated health care benefits such as the Patient Protection and Affordable Care Act.

●	Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling.

●	Laws relating to state and local licensing.

●	Laws relating to the relationship between franchisors and franchisees.

●	Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws prohibiting the use of certain “hazardous equipment” by employees younger than the age of 18 years of age, and fire safety and prevention.

●	Laws and regulations relating to union organizing rights and activities.

●	Laws relating to information security, privacy, cashless payments, and consumer protection.

●	Laws relating to currency conversion or exchange.

●	Laws relating to international trade and sanctions.

●	Tax laws and regulations.

●	Antibribery and anticorruption laws.

●	Environmental laws and regulations.

●	Federal and state immigration laws and regulations in the U.S.

Compliance with new or existing laws and regulations could impact our operations. The compliance costs associated with these laws and regulations could be substantial. Any failure or alleged failure to comply with these laws or regulations by our franchisees or indirectly by us could adversely affect our reputation, international expansion efforts, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. Publicity relating to any such noncompliance could also harm our reputation and adversely affect our revenues.

Failure to comply with antibribery or anticorruption laws could adversely affect our business operations.

The U.S. Foreign Corrupt Practices Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, agents, franchisees or other third parties will not take actions in violation of our policies or applicable law, particularly as we expand our operations in emerging markets and elsewhere. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage our reputation, brands, international expansion efforts and growth prospects, business and operating results. Publicity relating to any noncompliance or alleged noncompliance could also harm our reputation and adversely affect our revenues and results of operations.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to regular reviews, examinations and audits by the U.S. Internal Revenue Service (which we refer to as the “IRS”) and other taxing authorities with respect to such income and non-income based taxes inside and outside of the U.S. If the IRS or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties. Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in legislation, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our operating results and financial condition.

Conflict or terrorism could negatively affect our business.

We cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on local, regional, national or international economies or consumer confidence. Such events could negatively affect our business, including by reducing customer traffic or the availability of commodities.

Risks Related to Our Company and Our Organizational Structure

We are included in FCCG’s consolidated group for federal income tax purposes and, as a result, may be liable for any shortfall in FCCG’s federal income tax payments

For so long as FCCG continues to own at least 80% of the total voting power and value of our capital stock, we will be included in FCCG’s consolidated group for federal income tax purposes. By virtue of its controlling ownership and the Tax Sharing Agreement that we anticipate entering into with FCCG, FCCG effectively controls all of our tax decisions. Moreover, notwithstanding the Tax Sharing Agreement, federal tax law provides that each member of a consolidated group is jointly and severally liable for the group’s entire federal income tax obligation. Thus, to the extent FCCG or other members of the group fail to make any federal income tax payments required of them by law, we are liable for the shortfall. Similar principles generally apply for income tax purposes in some state, local and foreign jurisdictions.

We are controlled by FCCG, whose interests may differ from those of our public stockholders.

FCCG controls approximately 80% of the combined voting power of our Common Stock and will, for the foreseeable future, have significant influence over corporate management and affairs and be able to control virtually all matters requiring stockholder approval. FCCG is able to, subject to applicable law, elect a majority of the members of our Board of Directors and control actions to be taken by us, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. It is possible that the interests of FCCG may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, FCCG may have different tax positions from us, especially in light of the Tax Sharing Agreement, that could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authority to our tax reporting positions may take into consideration FCCG’s tax or other considerations, which may differ from the considerations of us or our other stockholders.

Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change in control would be beneficial to our stockholders.

Provisions of our amended and restated certificate of incorporation and bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These provisions include:

●	net operating loss protective provisions, which require that any person wishing to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors, and any person that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors;

●	authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

●	limiting the ability of stockholders to call special meetings or amend our bylaws;

●	providing for a classified board of directors with staggered, three-year terms;

●	requiring all stockholder actions to be taken at a meeting of our stockholders; and

●	establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

In addition, the Delaware General Corporation Law, or the DGCL, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Common Stock, which could depress the price of our Common Stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Common Stock.

The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or the bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

A limited public trading market may cause volatility in the price of our Common Stock.

There can be no assurance that our Common Stock will continue to be quoted on NASDAQ or that a meaningful, consistent and liquid trading market will develop. As a result, our stockholders may not be able to sell or liquidate their holdings in a timely manner or at the then-prevailing trading price of our Common Stock. In addition, sales of substantial amounts of our Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.

We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in our public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our Common Stock may decline as well.

Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.

Subject to certain conditions and limitations, we expect to pay cash dividends to the holders of our Common Stock on a quarterly basis. Our board of directors may, in its sole discretion, decrease the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our operating subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. Our ability to pay dividends will be subject to our consolidated operating results, cash requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to our stockholders, our compliance with covenants and financial ratios related to existing or future indebtedness, and our other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, effective October 19, 2017.				X
4.1	Common Stock Purchase Warrant, dated October 20, 2017, issued to Tripoint Global Equities, LLC.				X
10.1	Contribution Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.				X
10.2	Tax Sharing Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.				X
10.3	Voting Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.				X
10.4	Promissory Note, dated October 20, 2017, issued by the Company to Fog Cutter Capital Group Inc.				X
10.5	Intercompany Promissory Note, dated October 20, 2017, issued by Fog Cutter Capital Group Inc. to the Company.				X
10.6	Form of Indemnification Agreement, dated October 20, 2017, between the Company and each director and executive officer.	1-A	6.3	09/06/2017
10.7	Selling Agency Agreement, dated October 20, 2017, between the Company and Tripoint Global Equities, LLC.	1-A	1.1	10/03/2017
10.8	Membership Interest Purchase Agreement (Hurricane AMT, LLC), dated November 14, 2017, between the Company and Gama Group LLC, Salient Point Trust, Satovsky Enterprises, LLC, Mapes Holdings LLC and Martin O’Dowd.	8-K	2.1	11/17/2017
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X (Furnished)
101.INS	XBRL Instance Document				X (Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

December 4, 2017	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

December 4, 2017	By	/s/ Ron Roe
Ron Roe
Chief Financial Officer
(Principal Financial and Accounting Officer)

