Form 10-K
period 2017-12-31
Fat Brands, Inc
filed 2018-04-02
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38250

FAT Brands Inc.

(Exact name of registrant as specified in its charter)

Delaware	08-2130269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9720 Wilshire Blvd., Suite 500

Beverly Hills, CA 90212

(Address of principal executive offices, including zip code)

(310) 402-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value, registered on the NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of June 25, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common equity.

As of March 30, 2018, there were 10,000,000 shares of common stock outstanding

FAT BRANDS INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein and certain statements contained in future filings by the Company with the SEC may not be based on historical facts and are “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new franchisees, brands, store openings and future capital expenditures are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond our control, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this Annual Report on Form 10-K, including under “Item 1A. Risk Factors”, and the other reports that we file with the SEC from time to time.

These forward-looking statements speak only as of the date of this Form 10-K. Except as may be required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to any Forward-Looking Statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with the Financial Statements of FAT Brands Inc. and the notes thereto included elsewhere in this filing. References in this filing to “the Company,” “we,” “our,” and “us” refer to FAT Brands Inc. and its subsidiaries unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

FAT Brands Inc. is a multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. As a franchisor, we generally do not own or operate restaurant locations, but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. This franchisor model provides the opportunity for strong profit margins and an attractive free cash flow profile, while minimizing large capital investment and much of the restaurant operating company risk. Our scalable management platform enables us to add new franchise locations and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant operating synergies. The acquisition of additional brands and restaurant concepts, as well as expansion of our existing brands, are key elements of our growth strategy.

FAT Brands Inc. was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, we completed our initial public offering and issued 2,000,000 additional shares of our common stock at an offering price of $12.00 per share, for an aggregate amount of $24,000,000 (the “Offering”). The net proceeds of the Offering were approximately $20,930,000 after deducting the selling agent fees and offering expenses. The shares associated with the Offering constitute 20 percent of our currently outstanding common stock. Our common stock trades on the Nasdaq Capital Market under the symbol “FAT.”

Concurrent with our initial public offering on October 20, 2017, two subsidiaries of FCCG, Fatburger North America, Inc. (“Fatburger”) and Buffalo’s Franchise Concepts, Inc. (“Buffalo’s”), were contributed to us by FCCG in exchange for a $30,000,000 note payable (the “Related Party Debt”). FCCG also contributed to us the newly acquired operating subsidiaries of Homestyle Dining LLC: Ponderosa Franchising Company, Bonanza Restaurant Company, Ponderosa International Development, Inc. and Puerto Rico Ponderosa, Inc. (collectively, “Ponderosa”). These subsidiaries conduct the worldwide franchising of the Ponderosa Steakhouse Restaurants and the Bonanza Steakhouse Restaurants. We provided $10,550,000 of the net proceeds from the Offering to FCCG to consummate the acquisition of Homestyle Dining LLC.

Effective with our initial public offering and the transactions that followed, our operating segments are:

(i)	The Fatburger Franchise Division which includes our worldwide operations of the Fatburger restaurant concept.

(ii)	The Buffalo’s Franchise Division which includes our worldwide operations of the Buffalo’s Cafe and Buffalo’s Express concepts.

(iii)	The Ponderosa Franchise Division which includes our worldwide operations of the Ponderosa and Bonanza Steakhouse concepts.

Fatburger. Founded in Los Angeles, California in 1947, Fatburger (The Last Great Hamburger StandTM) has, throughout its history, maintained its reputation as an iconic, all-American, Hollywood favorite hamburger restaurant serving a variety of freshly made-to-order, customizable, big, juicy, and tasty Fatburgers, Turkeyburgers, Chicken Sandwiches, Veggieburgers, French fries, onion rings, soft-drinks and milkshakes. With a legacy spanning over 70 years, Fatburger’s dedication to superior quality inspires robust loyalty amongst its customer base and has long appealed to American cultural and social leaders. We have counted many celebrities and athletes as past franchisees and customers, and we believe this prestige has been a principal driver of the brand’s strong growth. Fatburger offers a premier dining experience, demonstrating the same dedication to serving gourmet, homemade, custom-built burgers as it has since 1947. As of December 31, 2017, there were 154 franchised and sub-franchised Fatburger locations across 5 states and 16 countries.

Buffalo’s Cafe. Established in Roswell, Georgia in 1985, Buffalo’s Cafe (Where Everyone is FamilyTM) is a family-themed casual dining concept known for its chicken wings and 13 distinctive homemade wing sauces, burgers, wraps, steaks, salads, and other classic American cuisine. Featuring a full bar and table service, Buffalo’s Cafe offers a distinctive dining experience affording friends and family the flexibility to share an intimate dinner together or to casually watch sporting events while enjoying extensive menu offerings. After FCCG acquired the Buffalo’s Cafe brand in 2011, Buffalo’s Express was developed and launched as a fast-casual, smaller footprint variant of Buffalo’s Cafe offering a limited version of the full menu with an emphasis on chicken wings, wraps and salads. Current Buffalo’s Express outlets are co-branded with Fatburger locations, providing our franchisees with complementary concepts that share kitchen space and result in a higher average check (compared to stand-alone Fatburger locations). As of December 31, 2017, there were 17 franchised Buffalo’s Cafe and 76 co-branded Fatburger / Buffalo’s Express locations globally.

Ponderosa & Bonanza Steakhouse. Ponderosa Steakhouse, founded in 1965, and Bonanza Steakhouse, founded in 1963, offer the quintessential American steakhouse experience, for which there is strong and growing demand in international markets, particularly in Asia and the Middle East. Ponderosa and Bonanza Steakhouses offer guests a high-quality buffet and broad array of great tasting, affordably-priced steak, chicken and seafood entrées. Buffets at Ponderosa and Bonanza Steakhouses feature a large variety of all you can eat salads, soups, appetizers, vegetables, breads, hot main courses and desserts. An additional variation of the brand, Bonanza Steak & BBQ, offers a full-service steakhouse with fresh farm-to-table salad bar and a menu showcase of USDA flame-grilled steaks and house-smoked BBQ, with contemporized interpretations of traditional American classics. As of December 31, 2017, there were 97 Ponderosa and 18 Bonanza restaurants operating under franchise and sub-franchise agreements in 18 states in the United States, Canada, Puerto Rico, the United Arab Emirates, Egypt, Qatar and Taiwan.

We intend to acquire other restaurant franchising concepts that will allow us to offer additional food categories and expand our geographic footprint. In evaluating potential acquisitions, we specifically seek concepts with the following characteristics:

●	established, widely-recognized brands;
●	steady cash flows;
●	track records of long-term, sustainable operating performance;
●	good relationships with franchisees;
●	sustainable operating performance;
●	geographic diversification; and
●	growth potential, both geographically and through co-branding initiatives across our portfolio.

We approach acquisitions from a value perspective, seeking valuations of approximately six to eight times the target’s 12-month forward cash flow to ensure that acquisitions are immediately accretive to our earnings. Leveraging our management platform, we expect to achieve cost synergies post-acquisition by reducing the corporate overhead of the acquired company – most notably in the legal, accounting and finance functions. Adjusted for these cost synergies, we believe that we will have the opportunity to acquire complementary restaurant brands with an effective value in excess of the purchase price. We also plan to grow the top line revenues of newly acquired brands through support from our management and systems platform, including public relations, marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support.

Our franchisee base consisted of 119 franchisees as of December 31, 2017. Of these franchisees, 99 operate in North America and 44 own multiple restaurant locations. System wide, our franchisees operated than 286 restaurants as of December 31, 2017 (235 of which were located in North America), with store level sales in excess of $298 million in 2017. As of December 31, 2017, we had a total of 318 new unit development commitments (174 located in North America) which remain to be completed.

The FAT Brands Difference – Fresh. Authentic. Tasty.

Our name represents the values that we embrace as a company and the food that we provide to customers – Fresh. Authentic. Tasty (which we refer to as “FAT”). The success of our franchisor model is tied to consistent delivery by our restaurant operators of freshly prepared, made-to-order food that our customers desire. With the input of our customers and franchisees, we continually strive to keep a fresh perspective on our brands by enhancing our existing menu offerings and introducing appealing new menu items. When enhancing our offerings, we ensure that any changes are consistent with the core identity and attributes of our brands, although we do not intend to adapt our brands to be all things to all people. In conjunction with our restaurant operators (which means the individuals who manage and/or own our franchised restaurants), we are committed to delivering authentic, consistent brand experiences that have strong brand identity with customers. Ultimately, we understand that we are only as good as the last meal served, and we are dedicated to having our franchisees consistently deliver tasty, high-quality food and positive guest experiences in their restaurants.

In pursuing acquisitions and entering new restaurant brands, we are committed to instilling our FAT Brands values into new restaurant concepts. As our restaurant portfolio continues to grow, we believe that both our franchisees and diners will recognize and value this ongoing commitment as they enjoy a wider concept offering.

Competitive Strengths

We believe that our competitive strengths include:

●	Management Platform Built for Growth. We have developed a robust and comprehensive management and systems platform that supports the expansion of our existing brands while enabling the accretive and efficient acquisition and integration of additional restaurant concepts. We dedicate our considerable resources and industry knowledge to promote the success of our franchisees, offering them multiple support services such as public relations, marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support. Furthermore, our platform is scalable and adaptable, allowing us to incorporate new concepts into the FAT Brands family with minimal incremental corporate costs. We intend to grow our existing brands as well as make strategic and opportunistic acquisitions that complement our existing portfolio of concepts providing an entrance into targeted restaurant segments. We believe that our platform is a key differentiator in pursuing this strategy.

●	Lean Business Model Driving High Free Cash Flow Conversion. By franchising our restaurant concepts to owner / operators, we maintain a lean business model requiring minimal capital expenditures. The multi-brand franchisor model also enables us to efficiently scale the number of restaurant locations with very limited incremental corporate overhead and minimal exposure to store-level risk, such as long-term real estate commitments and increases in employee wage costs. Our multi-brand approach also gives us the organizational depth to provide a host of services to our franchisees, which we believe enhances their financial and operational performance. As a result, new store growth and accelerating financial performance of the FAT Brands network drive increases in our franchise fee and royalty revenue streams while expanding profit and free cash flow margins.

●	Strong Brands Aligned with FAT Brands Vision. We have an enviable track record of delivering Fresh, Authentic, and Tasty meals across our franchise system. Our Fatburger and Buffalo’s concepts have built distinctive brand identities within their respective segments, providing made-to-order, high-quality food at competitive prices. The Ponderosa and Bonanza brands deliver an authentic American steakhouse experience with which customers identify. By maintaining alignment with the FAT Brands vision across an expanding platform, we believe that our concepts will appeal to a broad base of domestic and global consumers.

●	Experienced and Diverse Global Franchisee Network. We have new restaurant commitments of over 300 locations across our brands. We anticipate that our current franchisees will open more than 30 new restaurants annually for at least the next four years. The acquisition of additional restaurant franchisors will also increase the number of restaurants operated by our existing franchisee network. Additionally, our franchise development team has built an attractive pipeline of new potential franchisees, with many experienced restaurant operators and new entrepreneurs eager to join the FAT Brands family.

●	Ability to Cross-Sell Existing Franchisees Concepts from the FAT Brands Portfolio. Our ability to easily, and efficiently, cross-sell our existing franchisees new brands from our FAT Brands portfolio affords us the ability to grow more quickly and satisfy our existing franchisees’ demands to expand their organizations. By having the ability to offer our franchisees a variety of concepts (i.e., a fast-casual better-burger concept, a fast-casual chicken wing concept, a casual dining concept and steakhouse concepts) from the FAT Brands portfolio, our existing franchisees are able to acquire the rights to, and develop, their respective markets with a well-rounded portfolio of FAT Brands concept offerings affording them the ability to strategically satisfy their respective market demands by developing our various concepts where opportunities are available.

●	Seasoned and Passionate Management Team. Our management team and employees are critical to our success. Our senior leadership team has more than 200 years of combined experience in the restaurant industry, and many have been a part of our team since the acquisition of the Fatburger brand in 2003. We believe that our management team has the track record and vision to leverage the FAT Brands platform to achieve significant future growth. In addition, through their holdings in FCCG, our senior executives own a significant equity interest in the company, ensuring long-term commitment and alignment with our public shareholders. Our management team is complemented by an accomplished Board of Directors.

Growth Strategy

The principal elements of our growth strategy include:

●

Opportunistically Acquire New Brands. Our management platform was developed to cost-effectively and seamlessly scale with new restaurant concept acquisitions. The recent acquisition of the Ponderosa and Bonanza brands is a continuation of this growth strategy. We have identified food categories that appeal to a broad international base of customers, targeting the chicken, pizza, coffee, sandwich and dessert segments for future growth. We have developed a strong and actionable pipeline of potential acquisition opportunities to achieve our objectives. We seek concepts with established, widely-recognized brands; steady cash flows; track records of long-term, good relationships with franchisees; sustainable operating performance; geographic diversification; and growth potential, both geographically and through co-branding initiatives across our portfolio. We approach acquisitions from a value perspective, targeting modest multiples of franchise-level cash flow valuations to ensure that acquisitions are immediately accretive to our earnings prior to anticipated synergies.

On November 14, 2017, we announced that we had entered into a Membership Interest Purchase Agreement (the “Agreement”) to purchase all of the right, title and interest in and to the membership interests of Hurricane AMT, LLC, a Florida limited liability corporation (“Hurricane”) for a purchase price of $12,500,000. Hurricane is the franchisor of Hurricane Grill & Wings and Hurricane BTW Restaurants. The original Hurricane Grill & Wings opened in Fort Pierce, Fla., in 1995 and has expanded to over 60 restaurant locations in Alabama, Arizona, Colorado, Florida, Georgia, Kansas, New York, and Texas. We intend to finance this and future acquisitions through a combination of borrowings or by issuing new equity securities, including preferred stock, if available on terms satisfactory to us. We are also in discussions with other potential acquisition targets. However, there can be no assurance that we will consummate these acquisitions or acquire any additional restaurant brands, or obtain financing for such acquisitions on acceptable terms, if at all.

●	Accelerate Same-Store Sales Growth. Same-store sales growth reflects the change in year-over-year sales for the comparable store base, which we define as the number of stores open for at least one full fiscal year. To optimize restaurant performance, we have embraced a multi-faceted same-store sales growth strategy. We utilize customer feedback and closely analyze sales data to introduce, test and perfect existing and new menu items. In addition, we regularly utilize public relations and experiential marketing, which we leverage via social media and targeted digital advertising to expand the reach of our brands and to drive traffic to our stores. Furthermore, we have embraced emerging technology to develop our own brand-specific mobile applications, allowing guests to find restaurants, order online, earn rewards and join our e-marketing providers. We have also partnered with third-party delivery service providers, including UberEATS, Grub Hub, Amazon Restaurants and Postmates, which provide online and app-based delivery services and constitute a new sales channel for our existing locations. Finally, many of our franchisees are pursuing a robust capital expenditure program to remodel legacy restaurants and to opportunistically co-brand them with our Buffalo’s Express and / or Fat Bar concepts (serving beer, wine, spirits and cocktails).

●	Drive Store Growth through Co-Branding. We franchise co-branded Fatburger / Buffalo’s Express locations, giving franchisees the flexibility of offering multiple concepts, while sharing kitchen space, resulting in a higher average check (compared to stand-alone Fatburger locations). Franchisees benefit by serving a broader customer base, and we estimate that co-branding results in a 20%-30% increase in average unit volume compared to stand-alone locations with minimal incremental cost to franchisees. Our acquisition strategy reinforces the importance of co-branding, as we expect to offer each of the complementary brands that we acquire to our existing franchisees on a co-branded basis.

●	Extend Brands into New Segments. We have a strong track record of extending our brands into new segments, and we believe that we have a significant opportunity to capture new markets by strategically adapting our concepts while reinforcing the brand identity. In addition to dramatically expanding the traditional Buffalo’s Cafe customer base through Fatburger / Buffalo’s Express co-branding, we have also begun evaluating opportunities to leverage the Buffalo’s brand by promoting Buffalo’s Express on a stand-alone basis. Furthermore, we also recently began the roll-out of Fat Bars (serving beer, wine, spirits and cocktails), which we are opportunistically introducing to select existing Fatburger locations on a modular basis. Similarly, we plan to create smaller-scale, fast casual Ponderosa and Bonanza concepts, to drive new store growth, particularly internationally.

●	Continue Expanding FAT Brands Internationally. We have a significant global presence, with international franchised stores in Bahrain, Canada, China, Egypt, Fiji, India, Indonesia, Iraq, Kuwait, Malaysia, Oman, Pakistan, Panama, Philippines, Qatar, Saudi Arabia, Taiwan, Tunisia, the United Arab Emirates, and the United Kingdom. We have also recently selected a local franchisee in Japan, where we expect to open new stores in the near future. We believe that the appeal of our Fresh, Authentic, and Tasty concepts is global, and we are targeting further penetration of Middle Eastern and Asian markets, particularly through leveraging the Buffalo’s and Ponderosa brands.

●	Attract New Franchisees in Existing and Unpenetrated Markets. In addition to the large pipeline of new store commitments from current franchisees, we believe the existing markets for Fatburger, Buffalo’s Cafe, Buffalo’s Express, and Ponderosa and Bonanza locations are far from saturated and can support a significant increase in units. Furthermore, new franchisee relationships represent the optimal way for our brands to penetrate geographic markets where we do not currently operate. In many cases, prospective franchisees have experience in and knowledge of markets where we are not currently active, facilitating a smoother brand introduction than we or our existing franchisees could achieve independently. We generate franchisee leads through various channels, including franchisee referrals, traditional and non-traditional franchise brokers and broker networks, franchise development advertising, and franchise trade shows and conventions.

Franchise Program – FAT Brands

General. We utilize a franchise development strategy as our primary method for new store growth by leveraging the interest of our existing franchisees and those potential franchisees with an entrepreneurial spirit looking to launch their own business. We have a rigorous franchisee qualification and selection process to ensure that each franchisee meets our strict brand standards.

Fatburger Franchise Agreements. For Fatburger locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store ($65,000 per store internationally) and a royalty fee of 2% to 6% of net sales on a 15-year term. For 2017, the average royalty rate was 5.0%. In addition, the franchisee must also pay an advertising fee of approximately 3% of net sales on local marketing and approximately 1% of net sales on international marketing.

Buffalo’s Franchise Agreements. For Buffalo’s Cafe and Buffalo’s Express locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 2.5% to 6% of gross sales on a 15-year term. For 2017, the average royalty rate was 3.9%. In addition, the Buffalo’s Cafe franchisee agrees to pay an advertising fee of 2% of net sales on local marketing and 2% of net sales to the Buffalo’s Cafe advertising fund. For Buffalo’s Express locations, the franchisee pays approximately 1% of net sales on local store marketing and approximately 3% of net sales to the Buffalo’s Express advertising fund.

Ponderosa Franchise Agreements. For Ponderosa locations, the current franchise agreement provides for an initial franchise fee of $40,000 per store and a royalty fee of 0.75% to 4% of net sales on a 15-year term. For 2017, the average royalty rate was 2.8%. In addition, the franchisee must also pay an advertising fee of approximately 0.5% of net sales to a pooled advertising fund.

Bonanza Franchise Agreements. For Bonanza locations, the current franchise agreement provides for an initial franchise fee of $40,000 per store and a royalty fee of 0.75% to 4% of net sales on a 15-year term. For 2017, the average royalty rate was 1.9%. In addition, the franchisee must also pay an advertising fee of 0.5% of net sales to a pooled advertising fund.

Development Agreements. We use development agreements to facilitate the planned expansion of Fatburger and Buffalo’s restaurants through single and multiple unit development. During 2017, almost all of our new Fatburger and Buffalo’s openings occurred as a result of existing development agreements. Each development agreement gives a developer the exclusive right to construct, own and operate Fatburger or Buffalo’s stores within a defined area. In exchange, the franchisee agrees to open a minimum number of stores in the area in a prescribed time period. Franchisees that enter into development agreements are required to pay a fee, which is credited against franchise fees due when the store is opened in the future. Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

Franchisee Support – FAT Brands

Marketing

Our Fresh, Authentic and Tasty values are the anchor that inspires our marketing efforts. Our resolve to maintain our premium positioning, derived from the FAT Brands’ values, is reinforced by our management platform, capital light business model, experienced and diverse global franchisee network and seasoned and passionate management team. Although our marketing and advertising programs are concept-specific, we believe that our patrons appreciate the value of their experiences visiting our establishments and, thus, the core of our marketing strategy is to engage and dialogue with customers at our restaurant locations as well as through social media.

Our Fresh, Authentic and Tasty values are an invitation for our guests to align with FAT Brands’ commitment to consistently deliver freshly prepared, made-to-order food that customers desire. We are dedicated to keeping a fresh perspective on our concepts, perfecting our existing menu offerings as well as introducing appealing new items. We ensure that any changes are consistent with the core identity of our brands, and we will not adapt our brands to be all things to all people.

Our marketing initiatives include a robust mix of local community marketing, in-store campaigns, product placements, partnerships, promotions, social media, influencer marketing, traditional media and word of mouth advertising. Corresponding with the evolutionary shift in how customers receive content and engage with media and brands today, we have also dramatically increased our focus on mobile, social, and digital advertising to leverage the content we generate from public relations and experiential marketing in order to better connect with customers, sharing information about new menu offerings, promotions, new store openings and other relevant FAT Brands information. Currently, across our brands, we have over 43,500 Twitter followers, 68,000 Instagram followers and over 1,000,000 Facebook likes,. We communicate with customers in creative and organic ways that fortify our connections with them and increase brand awareness.

Site Selection and Development.

Our franchisees work alongside our corporate real estate committee during the search, review, leasing and development process for a new restaurant location. Typically, it takes between 60 and 90 days from the time we sign an agreement with a franchisee to the moment that franchisee signs a lease. When selecting a location, our team aggressively seeks locations with the following site parameters:

●	Average Daily Traffic: 35,000+ people
●	Access: Easy, distinguishable, and preferably with signaled entry and intersection; two-to-three curb cuts to center and entry from two streets
●	Activity Generators: Going home traffic side, easily accessible for lunchtime traffic (pedestrian and automobile), high-frequency specialty retail and storefront urban corridors with convenient parking
●	Lease Terms: Five-year minimum with four five-year options; fixed rates preferred
●	Visibility: Site and signage must be highly visible from street and/or traffic generators, ideally visible from at least 500 feet in two directions

Supply Chain Assistance

FAT Brands has always been committed to seeking out and working with best-in-class suppliers and distribution networks. Our Fresh, Authentic and Tasty vision guides us in how we source and develop our ingredients, always looking for the best ways to provide top quality food that is as competitively priced as possible for our franchisees and customers. We utilize a third-party purchasing and consulting company that provides distribution, rebate collection, product negotiations, audits and sourcing services focusing on negotiating distributor, vendor and manufacturer contracts, thereby ensuring that our brands receive meaningful buying power for our franchisees. Our Supply Chain team has developed a reliable supply chain and continues to focus on identifying additional back-ups to avoid any possible interruption of service and product globally. We have a regional strategy for ground beef supply to ensure that we are always serving our proprietary blend of freshly ground and never frozen beef in our stores in the continental United States. Internationally, we utilize the same strategy market-by-market in each country in which our franchisees operate. Only when a fresh never frozen beef option is unavailable do we procure frozen beef, which is then freshly ground in stores. Domestically, we have the same, Southern California based, beef supplier for all of our U.S. Fatburger locations. We have the same, South East United States based, beef supplier for Buffalo’s Cafe. Ponderosa and Bonanza Steakhouses utilize contracted beef suppliers. Internationally, we have a select group of beef suppliers providing product to our franchisees market-by-market. Additionally, we utilize the same procurement strategies for our poultry (chicken and turkey), veggie and hotdog offerings.

Domestically, FAT Brands has distribution agreements with broadline national distributors as well as regional providers. Internationally, our franchisees have distribution agreements with different providers market-by-market. We utilize distribution centers operated by our distributors. Our broadline national distributors are the main purchasing link in the United States among many of our suppliers, and distribute most of our dry, refrigerated and frozen goods, non-alcoholic beverages, paper goods and cleaning supplies. Internationally, distributors are also used to distribute the majority of products to our franchisees.

Food Safety and Quality Assurance. Food safety is a top priority of FAT Brands. As such, we maintain rigorous safety standards for our menu offerings. We have carefully selected preferred suppliers that adhere to our safety standards, and our franchisees are required to source their ingredients from these approved suppliers. Furthermore, our commitment to food safety is strengthened through the direct relationship between our Supply Chain and Field Consultant Assistance teams.

Management Information Systems. FAT Brands restaurants utilize a variety of back-office, computerized and manual, point-of-sales systems (NCR and Micros) and tools, which we believe are scalable to support our growth plans. We utilize these systems following a multi-faceted approach to monitor restaurants operational performance, food safety, quality control, customer feedback and profitability.

The point-of-sale systems are designed specifically for the restaurant industry and we use many customized features to evaluate and increase operational performance, provide data analysis, marketing promotional tracking, guest and table management, high-speed credit card and gift card processing, daily transaction data, daily sales information, product mix, average transaction size, order modes, revenue centers and other key business intelligence data. Utilizing these point-of-sale systems back-end, web-based, enterprise level, software solution dashboards, our home office and Franchise Operations Consultant Support staff are provided with real-time quick access to detailed business data which allows for our home office and Franchise Operations Consultant Support staff to closely, and remotely, monitor stores performance and assist in providing focused and timely support to our franchisees. Furthermore, these systems supply sales, bank deposit and variance data to our accounting department on a daily basis, and we use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures for each restaurant with final reports following the end of each period.

In addition to utilizing these point-of-sales systems, FAT Brands utilizes The Redbook Digital (and manual) Management System which provides detailed, real-time (and historical) operational data for all locations, allowing our management team to track product inventories, equipment temperatures, repair and maintenance schedules, intra-shift team communications, consistency in following standard operating procedures and tracking of tasks. FAT Brands also utilizes HotSchedules which is a web-based employee scheduling software program providing franchisees, and their management teams, increased flexibility and awareness of scheduling needs allowing them to efficiently, and appropriately, manage their labor costs and store staffing requirements/needs. Lastly, FAT Brands utilizes a proprietary customer feedback system allowing customers to provide feedback in real-time to our entire management team, franchisees and store managers.

Field Consultant Assistance.

In conjunction with utilizing the FAT Brands Management Information Systems, FAT Brands has a team of dedicated Franchise Operations Consultant Support staff who oversee designated market areas and specific subsets of restaurants. Our Franchise Operations Consultant Support staff work in the field daily with franchisees, and their management teams, to ensure that the integrity of all FAT Brands concepts are upheld and that franchisees are utilizing the tools and systems FAT Brands requires in order to optimize and accelerate franchisee profitability. FAT Brands Franchise Operations Consultant Support staff responsibilities include (but are not limited to):

●	Conducting announced and un-announced store visits and evaluations
●	Continuous training and re-training of new and existing franchise operations
●	Conducting quarterly workshops for franchisees and their management teams
●	Development and collection of monthly profit and loss statements for each store
●	Store set-up, training, oversight and support for pre- and post- new store openings
●	Training, oversight and implementation of in-store marketing initiatives
●	Inspections of equipment, temperatures, food-handling procedures, customer service, products in store, cleanliness, and team member attitude

Training, Pre-Opening Assistance and Opening Support

FAT Brands offers Executive level and Operational level training programs to its franchisees, pre-opening assistance and opening assistance. Once open, FAT Brands constantly provides ongoing operational and marketing support to our franchisees by assisting their management teams in effectively operating their restaurants and increasing their stores financial profitability.

Competition

As a franchisor, our most important customers are our franchisees, who own and operate FAT Brands restaurants. Our direct competitors for franchisees include well-established national, regional or local franchisors with franchises in the geographies or restaurant segments in which we operate or in which we intend to operate.

Our franchisees compete in the fast casual and casual dining segments of the restaurant industry, a highly competitive industry in terms of price, service, location, and food quality. The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concern about the nutritional content of fast casual foods. Furthermore, there are many well-established competitors with substantially greater financial resources, including a number of national, regional, and local fast casual, casual dining, and convenience stores. The restaurant industry also has few barriers to entry and new competitors may emerge at any time.

Food Safety

Food safety is a top priority. As such, we maintain rigorous safety standards for each menu item. We have carefully selected preferred food suppliers that adhere to our safety standards, and our franchisees are required to source their ingredients from these approved suppliers.

Seasonality

Our franchisees have not historically experienced significant seasonal variability in their financial performance.

Intellectual Property

Upon completion of the Reorganization Transactions, we will own domestically, and own or be in the process of transferring to us internationally, valuable intellectual property, including trademarks, service marks, trade secrets and other proprietary information, including the “Fatburger,” “Buffalo’s Café,” and “Buffalo’s Express” logos and trademarks, which are of material importance to our business. After completion of the Ponderosa Acquisition, we will own the “Ponderosa Steakhouse,” “Bonanza Steakhouse,” “Bonanza Steak & BBQ” and “Cole’s Backyard Grill” logos and trademarks. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered.

Employees

As of December 31, 2017, our company, including FAT Brands Inc. and its subsidiaries, employed approximately 30 people. In addition, our franchisees for our Fatburger and Buffalo’s Cafe | Express stores employed approximately 5,000 people, none of whom are to our knowledge represented by a labor union or covered by a collective bargaining agreement. We believe that we and our franchisees have good relations with our employees.

Government Regulation

U.S. Operations. Our U.S. operations are subject to various federal, state and local laws affecting our business, primarily laws and regulations concerning the franchisor/franchisee relationship, marketing, food labeling, sanitation and safety. Each of our franchised restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located. To date, we have not been materially adversely affected by such licensing and regulation or by any difficulty, delay or failure to obtain required licenses or approvals.

International Operations. Our restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting U.S. restaurants. The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and anti-corruption laws.

See “Risk Factors” for a discussion of risks relating to federal, state, local and international regulation of our business.

Our Corporate Information

FAT Brands Inc. was formed as a Delaware corporation on March 21, 2017. Our corporate headquarters are located at 9720 Wilshire Blvd., Suite 500, Beverly Hills, California 90212. Our main telephone number is (310) 402-0600. Our principal Internet website address is www.fatbrands.com. The information on our website is not incorporated by reference into, or a part of, this Annual Report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investor Relations Section of our website at www.fatbrands.com.

ITEM 1A. RISK FACTORS

Except for the historical information contained herein or incorporated by reference, this report and the information incorporated by reference contain forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this report and in any documents incorporated in this report by reference.

You should consider carefully the following risk factors and in the other information included or incorporated in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

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

Our franchisees are contractually obligated to operate their restaurants in accordance with the operations, safety, and health standards set forth in our agreements with them and applicable laws. However, although we will attempt to properly train and support all our franchisees, they are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their restaurants, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises at their approved locations, and state franchise laws may limit our ability to terminate or not renew these franchise agreements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and adequately train qualified managers and other restaurant personnel. The failure of our franchisees to operate their franchises in accordance with our standards or applicable law, actions taken by their employees or a negative publicity event at one of our franchised restaurants or involving one of our franchisees could have a material adverse effect on our reputation, our brands, our ability to attract prospective franchisees, our company-owned restaurants, and our business, financial condition or results of operations.

Franchisees typically use a point of sale, or POS, cash register system to record all sales transactions at the restaurant. We require franchisees to use a specific brand or model of hardware or software components for their restaurant system. Currently, franchisees report sales manually and electronically, but we do not have the ability to verify all sales data electronically by accessing their POS cash register systems. We have the right under our franchise agreement to audit franchisees to verify sales information provided to us, and we have the ability to indirectly verify sales based on purchasing information. However, franchisees may underreport sales, which would reduce royalty income otherwise payable to us and adversely affect our operating and financial results.

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

Our brands may be limited or diluted through franchisee and third-party activity.

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

Our success depends in part upon successful advertising and marketing campaigns and franchisee support of such advertising and marketing campaigns.

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

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet based communications which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information via social media could harm our business, reputation, financial condition, and results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

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

Our success is dependent in part upon our ability to maintain and enhance the value of our brands, consumers’ connection to our brands and positive relationships with our franchisees. We may, from time to time, be faced with negative publicity relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our franchisees or their suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one franchised restaurant may extend far beyond that restaurant or franchisee involved to affect some or all of our other franchised restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations. Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims would have a material adverse effect on our business, financial condition and results of operations. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

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

Although our franchisees use secure private networks to transmit confidential information and debit card sales, their security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry-Data Security Standards. Our franchisees must abide by the Payment Card Industry-Data Security Standards, as modified from time to time, in order to accept electronic payment transactions. Furthermore, the payment card industry is requiring vendors to become compatible with smart chip technology for payment cards, referred to as EMV-Compliant, or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift, which could adversely affect our business. To become EMV-Compliant, merchants must utilize EMV-Compliant payment card terminals at the point of sale and also obtain a variety of certifications. The EMV Liability Shift became effective on October 1, 2015.

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

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (which we refer to as the “PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These inconsistencies could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our products and materially adversely affect our business, financial condition and results of operations.

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

Purchases at our franchisees’ restaurants are generally discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers of our franchisees’ restaurants, which may be affected by general economic conditions globally or in one or more of the markets we serve. Some of the factors that impact discretionary consumer spending include unemployment rates, fluctuations in the level of disposable income, the price of gasoline, stock market performance and changes in the level of consumer confidence. These and other macroeconomic factors could have an adverse effect on sales at our franchisees’ restaurants, which could lead to an adverse effect on our profitability or development plans and harm our financial condition and operating results.

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

We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to regular reviews, examinations and audits by the U.S. Internal Revenue Service (which we refer to as the “IRS”) and other taxing authorities with respect to such income and non-income-based taxes inside and outside of the U.S. If the IRS or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties. Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

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

Risks Related to Our Company and Our Organizational Structure

We are included in FCCG’s consolidated group for federal income tax purposes and, as a result, may be liable for any shortfall in FCCG’s federal income tax payments

For so long as FCCG continues to own at least 80% of the total voting power and value of our capital stock, we will be included in FCCG’s consolidated group for federal income tax purposes. By virtue of its controlling ownership and the Tax Sharing Agreement that we have with FCCG, FCCG effectively controls all of our tax decisions. Moreover, notwithstanding the Tax Sharing Agreement, federal tax law provides that each member of a consolidated group is jointly and severally liable for the group’s entire federal income tax obligation. Thus, to the extent FCCG or other members of the group fail to make any federal income tax payments required of them by law, we are liable for the shortfall. Similar principles generally apply for income tax purposes in some state, local and foreign jurisdictions.

We are controlled by FCCG, whose interests may differ from those of our public stockholders.

FCCG controls approximately 80% of the combined voting power of our Common Stock and will, for the foreseeable future, have significant influence over corporate management and affairs and be able to control virtually all matters requiring stockholder approval. FCCG is able to, subject to applicable law, elect a majority of the members of our Board of Directors and control actions to be taken by us, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. It is possible that the interests of FCCG may in some circumstances conflict with our interests and the interests of our other stockholders. For example, FCCG may have different tax positions from us, especially in light of the Tax Sharing Agreement, that could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authority to our tax reporting positions may take into consideration FCCG’s tax or other considerations, which may differ from the considerations of us or our other stockholders.

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

These provisions could also discourage proxy contests and make it more difficult for minority stockholders to elect directors of their choosing and cause us to take other corporate actions they desire. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, where we currently lease and occupy 5,478 square feet of space pursuant to a lease that expires on April 30, 2020.

We believe that all our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings occurring in the ordinary course of business which we believe will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market and Historical Prices

Beginning October 23, 2017, our common stock, par value $0.0001 per share (the “Common Stock”), was quoted on the NASDAQ Capital Market. The approximate number of holders of record (not including beneficial owners whose shares are held in street name) of our common stock was 1,472 as of December 11, 2017.

The following table sets forth the high and low sales prices for our common stock as quoted on the NASDAQ as applicable, for the period indicated since our stock has been publicly traded.

2017	High	Low
Fourth quarter	$13.990	$7.520

Dividends

During the year ended December 31, 2017, we did not declare or pay any distributions to shareholders. However, on February 8, 2018, our Board of Directors declared an initial quarterly dividend of $0.12 per share of common stock, payable on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018. We also intend to launch a Dividend Reinvestment Plan (“DRIP”), under which interested stockholders may reinvest all or a portion of their cash dividends in additional common shares of FAT Brands without paying any brokerage commission or service charge. The DRIP will be administered by our transfer agent. FCCG, our largest shareholder, intends to reinvest its cash dividend in the Company, thereby allowing us to retain capital to continue our growth plans.

We intend to declare quarterly dividends to holders of common stock. However, the declaration and payment of future dividends will be at the sole discretion of the board of directors and may be discontinued at any time. In determining the amount of any future dividends, the board of directors will take into account: (i) our consolidated financial results, available cash, future cash requirements and capital requirements, (ii) any contractual, legal, tax or regulatory restrictions on the payment of dividends to stockholders, (iii) general economic and business conditions, and (iv) any other factors that the board of directors may deem relevant. The ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of the Company or its subsidiaries.

Equity Compensation Plan Information

The 2017 Omnibus Equity Incentive Plan (the “Plan”) is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The purpose of the Plan is to help attract, motivate and retain qualified personnel and thereby enhance stockholder value. The Plan allows for the board of directors to award stock incentives to substantially all employees as a retention incentive and to ensure that employees’ compensation incentives are aligned with stock price performance. The Plan provides a maximum of 1,000,000 shares available for grant.

On October 20, 2017, the Company granted stock options to purchase 337,500 shares under the Plan to directors and employees, each with an exercise price equal to $12.00 per share and subject to a three-year vesting requirement, with one-third of the options vesting each year. In addition, 30,000 options were granted to non-employee consultants under the same terms. Prior to December 31, 2017, options to purchase 5,000 shares were cancelled and became available for grant.

The information presented in the table below is as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	362,500	$12.00	637,500
Equity compensation plans not approved by security holders	-	-	-
Total	362,500	$12.00	637,500

The information above does not include warrants to purchase 80,000 shares of our common stock issued to the selling agent in connection with the Offering which are exercisable over a five-year period at $15.00 per share beginning April 20, 2018.

Issuer Purchases of Equity Securities

We do not have a program in place to repurchase our own securities and as of December 31, 2017, we have not repurchased any of our equity securities.

Use of Proceeds

On October 20, 2017, we completed our initial public offering under Regulation A of the Securities Act of 1933, as amended, and issued 2,000,000 shares of our common stock at an offering price of $12.00 per share, for an aggregate amount of $24,000,000 (the “Offering”). The net proceeds of the Offering were approximately $20,930,000 after deducting the selling agent fees and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

The Offering was consummated pursuant to our Offering Statement on Form 1-A (File No.024-10737), which was qualified by the Securities and Exchange Commission on October 20, 2017.

The net proceeds from the Offering were utilized as follows: (i) $10,550,000 to fund the acquisition of Ponderosa Franchising Company and Bonanza Restaurant Company, and (ii) $9,500,000 to repay a portion of the Related Party Debt owed to FCCG, which used this payment primarily to repay indebtedness that it previously incurred in acquiring Buffalo’s Franchise Concepts, Inc.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected combined financial data for FAT Brands and its subsidiaries. Both Fatburger and Buffalo’s were historically under common control of FCCG and are the predecessors of FAT Brands for financial reporting purposes. The financial data presented below was compiled by combining the audited financial information of Fatburger and Buffalo’s for the 2015 and 2016 fiscal years. The 2017 fiscal year data is comprised of a combination of the audited financial information of Fatburger and Buffalo’s for the period from December 26, 2016 through October 19, 2017, and the audited consolidated financial statements of FAT Brands Inc. for the period beginning March 21, 2017 (inception) through December 31, 2017, which includes the operating results of Fatburger, Buffalo’s and Ponderosa for the period from October 20, 2017 (acquisition) through December 31, 2017.

Dollars in thousands (except per share data)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Statement of operations data:

Revenues
Royalties	$6,846	$5,981	$6,461
Franchise fees	2,402	4,005	3,012
Management fee	61	74	83
Total revenues	9,309	10,060	9,556

Selling, general and administrative expenses	4,621	3,596	3,322

Income from operations	4,687	6,464	6,234

Other income (expense)	(77)	36	85

Income before income tax expense	4,611	6,500	6,319

Income tax expense	2,105	2,297	2,811

Net income	$2,506	$4,203	$3,508

EBITDA (1)	$4,839	$6,500	$6,329

Net income per common share data: (2)
Weighted average shares of Common Stock outstanding:
Basic and diluted	8,505,263	8,000,000	8,000,000

Pro forma net income available to Common Stock per share:
Basic and diluted	$0.29	$0.53	$0.44

Balance sheet data:

Total assets	$29,236	$22,368	$22,976
Due from affiliates	$7,963	$11,654	$10,584
Long-term obligations	$18,125	$-	$-
Stockholders’ equity	$2,009	$14,814	$12,510
Dividends declared per common share	$-	$ n/a	$ n/a

Notes to Selected Financial Data:

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We use the term EBITDA, as opposed to income from operations, as it is widely used by analysts, investors and other interested parties to evaluate companies in our industry. We believe that EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance. EBITDA is not a GAAP measure of our financial performance or liquidity and should not be considered as an alternative to net income (loss) as a measure of financial performance or cash flows from operations as measures of liquidity, or any other performance measure derived in accordance with GAAP.

A reconciliation of net income to EBITDA is set forth below:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015

Net income	$2,506	$4,203	$3,508
Depreciation and amortization expense	23	-	10
Interest expense	205	-	-
Income tax expense	2,105	2,297	2,811
EBITDA	$4,839	$6,500	$6,329

(2) For purposes of presenting information about FAT Brand’s common stock, weighted average number of shares outstanding and earnings or loss per share, outstanding shares of common stock of Fatburger and Buffalo’s prior to their combination with FAT Brands have been retroactively restated to their FAT Brands equivalents based on the share conversion ratio at the time of the Offering.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business overview

FAT Brands Inc. is a multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. As a franchisor, we generally do not own or operate restaurant locations, but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. Since it requires relatively small investments in tangible assets, this franchisor model provides the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk such as long-term real estate commitments or significant capital investments. Our scalable management platform enables us to add new franchise and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant corporate overhead synergies. The acquisition of additional brands and restaurant concepts as well as expansion of our existing brands are key elements of our growth strategy.

FAT Brands Inc. was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 19, 2017, we conducted a forward split of our common stock, par value $0.0001, which increased shares held by FCCG to 8,000,000 shares. On October 20, 2017, we completed our initial public offering and issued 2,000,000 additional shares of our common stock at an offering price of $12.00 per share, for an aggregate amount of $24,000,000 (the “Offering”). The net proceeds of the Offering were approximately $20,930,000 after deducting the selling agent fees of $1,853,000 and Offering expenses of $1,217,000. Our common stock trades on the Nasdaq Capital Market under the symbol “FAT.”

Concurrent with the closing of the Offering, we completed the following transactions:

●	FCCG contributed two of its operating subsidiaries, Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc., to us in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum and maturing in five years (the “Related Party Debt”). The contribution was consummated pursuant to a Contribution Agreement between us and FCCG.

●	In March 2017, FCCG agreed to acquire Homestyle Dining LLC from Metromedia Company and its affiliate pursuant to a Membership Interest Purchase Agreement, as amended, which provided for a cash purchase price of $10,550,000 to be paid at closing. Effective October 20, 2017, we provided $10,550,000 of the net proceeds from the Offering to FCCG to consummate the acquisition of Homestyle Dining LLC. In exchange, we received full ownership in the Homestyle Dining operating subsidiaries: Ponderosa Franchising Company, Bonanza Restaurant Company, Ponderosa International Development, Inc. and Puerto Rico Ponderosa, Inc. (collectively, “Ponderosa”). These subsidiaries conduct the worldwide franchising of the Ponderosa Steakhouse Restaurants and the Bonanza Steakhouse Restaurants.

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

We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2017 fiscal year was a 53-week fiscal year.

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

Operating segments

As of December 31, 2017, we franchise the Fatburger, Buffalo’s and Ponderosa restaurant concepts with 286 total locations across 24 states and 18 countries. While our existing footprint covers 18 countries in which we have franchised restaurants open and operational as of December 31, 2017, our overall footprint (including development agreements for proposed stores in new markets and countries where our brands previously had a presence that we intend to resell to new franchisees) covers 25 countries. For each of our current restaurant brands and those that we will seek to acquire, the ability to expand the overall concept footprint, both domestically and internationally, is of critical importance and a primary acquisition evaluation criterion. We believe that our restaurant concepts have meaningful growth potential and appeal to a broad base of consumers globally.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. However, each of our restaurant concepts is significant to our operations and is consistently evaluated individually. Therefore, management has determined that the Company has three operating and reportable segments.

Our operating segments are:

●	The Fatburger Franchise Division which includes our worldwide operations of the Fatburger concept.
●	The Buffalo’s Franchise Division which includes our worldwide operations of the Buffalo’s Café and Buffalo’s Express concepts.
●	The Ponderosa Franchise Division which includes our worldwide operations of the Bonanza and Ponderosa Steakhouse concepts.

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

New store openings - The number of new store openings reflects the number of franchised restaurant locations opened during a reporting period. The total number of new stores per year and the timing of stores openings has, and will continue to have, an impact on our results.

Average unit volumes - Average Unit Volumes (“AUV”) for any 12-month period consist of the average sales of all stores over that period that have been open a full year. Average unit volumes are calculated by dividing total sales from all stores open a full year by the number of stores open during that period. The measurement of AUVs allows us to assess changes in guest traffic and per transaction patterns at our stores.

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

Results of Operations

Results of Operations of FAT Brands Inc.

The following table summarize key components of our combined results of operations for the period beginning March 21,2017 (inception) through December 31, 2017, which includes the operating results of Fatburger, Buffalo’s and Ponderosa for the period from October 20, 2017 (acquisition) through December 31, 2017. Because this is our initial year of operation, comparative information is not available.

(In thousands)

For the Fiscal Years Ended

December 31, 2017

Statement of operations data:

Revenues
Royalties	$2,023
Franchise fees	140
Management fee	10
Total revenues	2,173

General and administrative expenses	2,123

Income from operations	50

Other expense	(256)

Loss before income tax expense	(206)

Income tax expense	407

Net loss	$(613)

Net Loss - Net loss for the period from March 21, 2017 (inception) through December 31, 2017 (the “2017 Fiscal Year”) totaled $613,000 consisting of revenues of $2,173,000 less general and administrative expenses of $2,123,000; other expense of $256,000 and income taxes of $407,000.

Revenues - Revenues consist of royalty fees, franchise fees and management fees. We had revenues of $2,173,000 for the 2017 Fiscal Year. Royalties totaled $2,023,000; Franchise fees totaled $140,000 and management fees were $10,000.

General and Administrative Expenses - General and administrative expenses consist primarily of compensation costs. For year ended December 31, 2017, our general and administrative expenses totaled $2,123,000 and included compensation costs of $1,337,000.

Other Income (Expense) – Other expense for the 2017 Fiscal Year totaled $256,000 and consisted primarily of interest expense of $405,000 which was partially offset by interest income of $200,000.

Income Tax Expense – We recorded a provision for income taxes of $407,000 for the 2017 Fiscal Year. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The reduction in the corporate tax rate under the TCJ Act required a one-time revaluation of our deferred tax assets and liabilities to reflect their value at the lower corporate tax rate of 21%. As a result of the Tax Reform Act, we recorded a tax expense of $505,000 due to a remeasurement of deferred tax assets and liabilities.

Results of Segment Operations of Fatburger

Fatburger was historically under control of FCCG and is a predecessor of FAT Brands for financial reporting purposes. To provide comparative segment financial information for two full fiscal years, the data presented below was compiled using:

●	the audited financial statements of Fatburger for the 2016 fiscal year, and
●	for fiscal 2017, combining the audited financial statements of Fatburger for the pre-acquisition period from December 26, 2016 through October 19, 2017 with the Fatburger segment results included in the audited consolidated financial statements of FAT Brands Inc. for the period beginning March 21,2017 (inception) through December 31, 2017 (which includes the segment results of Fatburger from October 20, 2017 through December 31, 2017).

The following table summarize key components of the results of operations for our Fatburger segment for the periods indicated:

(In thousands)

For the Fiscal Years Ended

	December 31, 2017	December 25, 2016

Statement of operations data:

Revenues
Royalties	$4,782	$4,632
Franchise fees	1,869	3,750
Management fee	61	74
Total revenues	6,712	8,456

General and administrative expenses	2,750	2,933

Income from operations	3,962	5,523

Other income	268	-

Income before income tax expense	4,230	5,523

Income tax expense	2,029	1,979

Net income	$2,201	$3,544

For the Year Ended December 31, 2017 Compared to the Year Ended December 25, 2016

Net Income - Net income of Fatburger for the year ended December 31, 2017 decreased by $1,343,000 or 38% to $2,201,000 compared to $3,544,000 for the year ended December 25, 2016. The decrease was primarily attributable to lower recognized franchise fees in the amount of $1,881,000, partially offset by a reduction in general and administrative expenses of $183,000 and an increase in other income of $268,000.

Revenues - Fatburger’s revenues consist of royalty fees, franchise fees and management fees. Fatburger had revenues of $6,712,000 and $8,456,000 for the years ended December 31, 2017 and December 25, 2016, respectively. The $1,744,000 or 21% decrease in revenues was primarily driven by a decrease in franchise fees recognized in 2017. In 2016, we recognized $2,068,000 more in franchise fees compared to 2017, due to the termination of franchise agreements. The recognition of previously collected franchise fees into income can vary significantly from year to year based upon the number of new store openings and other triggering events.

General and Administrative Expenses - General and administrative expenses of Fatburger consist primarily of payroll, consulting fees and, prior to the Offering, an allocation of corporate overhead from FCCG. General and administrative expenses for the year ended December 31, 2017 decreased $183,000 or 6% to $2,750,000, as compared to $2,933,000 for the year ended December 25, 2016. This was primarily the result of a decrease in compensation costs of $411,000 partially offset by an increase in professional fees of $103,000, an increase in allocated corporate overhead of $85,000 and an increase in bad debt expense of $64,000 for the year ended December 31, 2017.

Other Income – Other income during the year ended December 31, 2017 consisted primarily of interest earned on intercompany receivables from FCCG in the amount of $84,000 and net settlement income in the amount of $184,000.

Income tax expense – We recorded a provision for income taxes of $2,029,000 for year ended December 31, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The reduction in the corporate tax rate under the TCJ Act required a one-time revaluation of our deferred tax assets and liabilities to reflect their value at the lower corporate tax rate of 21%. As a result of the Tax Reform Act, we recorded a tax expense of $577,000 due to a re-measurement of deferred tax assets and liabilities.

New Store Openings - For the year ended December 31, 2017, our Fatburger franchisees opened 20 stores as compared to 12 stores for the year ended December 25, 2016.

Same-store Sales Growth - Adjusted same-store sales in our core domestic market (representing approximately 67% of revenues for 2017) grew by positive 7.4% for the year ended December 31, 2017, compared to growth of 1.5% for the for the year ended December 25, 2016. Overall Fatburger same-store sales, including international stores in their local currency were positive 2.3% for the year ended December 31, 2017 and negative 2.7% for the year ended December 25, 2016. These results reflect the deterioration in macroeconomic conditions in Canada and the Middle East due to the decline in oil prices, as well as increased competition internationally. The same-store sale results exclude two restaurants which were subject to extraordinary adverse operating conditions in 2015, 2016 and 2017 related to construction blocking direct access or visibility to the restaurant and political sanctions affecting the supply chain and the related local economy. The Fatburger restaurant on the Las Vegas Strip was affected by extensive construction on Las Vegas Blvd. The Fatburger restaurant located in Doha, Qatar in the Pearl District was affected by extensive construction and political sanctions affecting the supply chain and related local economy. If these restaurants were included the same-store sales data, the change in same-store sales for our core domestic market would be positive 5.4% for the year ended December 31, 2017 and positive 0.7% for the year ended December 25, 2016, and same-store sales system-wide would be positive 0.8% for the year ended December 31, 2017 and negative 3.2% for the year ended December 25, 2016.

Average unit volumes – Our average unit volumes were $767,717 and $747,892, respectively for the 52 weeks ended December 31, 2017 and December 25, 2016. The 2.7% increase was primarily the result of higher same-store sales from the opening of new stores and initiatives such as co-branding and adoption of mobile delivery.

Results of Segment Operations of Buffalo’s.

Buffalo’s was historically under control of FCCG and is a predecessor of FAT Brands for financial reporting purposes. To provide comparative segment financial information for two full fiscal years, the data presented below was compiled using:

●	the audited financial statements of Buffalo’s for the 2016 fiscal year, and
●	for 2017, combining the audited financial statements of Buffalo’s for the pre-acquisition period from December 26, 2016 through October 19, 2017 with the Buffalo’s segment results included in the audited consolidated financial statements of FAT Brands Inc. for the period beginning March 21,2017 (inception) through December 31, 2017 (which includes the segment results of Buffalo’s from October 20, 2017 through December 31, 2017).

The following table summarize key components of the results of operations for our Buffalo’s segment for the periods indicated:

(In thousands)

For the Fiscal Years Ended

	December 31, 2017	December 25, 2016

Statement of operations data:

Revenues
Royalties	$1,226	$1,349
Franchise fees	530	255
Total revenues	1,756	1,604

General and administrative expenses	783	663

Income from operations	973	941

Other income	95	36

Income before income tax expense	1,068	977

Income tax expense	429	318

Net income	$639	$659

For the Year Ended December 31, 2017 as Compared to the Year Ended December 25, 2016.

Net Income – Buffalo’s net income for the year ended December 31, 2017 decreased slightly to $639,000, compared to $659,000 for the year ended December 25, 2016. Increases in revenue and other income were offset by similar increases in general and administrative expenses and income taxes.

Revenues – Buffalo’s revenues consist of royalty fees and recognized franchise fees. Buffalo’s had revenues of $1,756,000 and $1,604,000 for the years ended December 31, 2017 and December 25, 2016, respectively. The increase in revenue of $152,000, or 9.5%, is primarily the result of increases in recognized franchise fees in 2017 of $275,000. This increase was partially reduced by lower royalties in 2017 in the amount of $123,000 due primarily to the closure of two long-standing franchise locations in Atlanta, Georgia and Riyadh, Saudi Arabia.

General and Administrative Expenses – General and administrative expenses of Buffalo’s primarily consist of payroll, consulting fees and an allocation of corporate overhead from the parent company. General and administrative expenses for the year ended December 31, 2017 increased by $120,000 or 18% to $783,000 as compared to $663,000 for the year ended December 25, 2016. This increase was primarily the result of an increase in the corporate overhead allocation of $99,000 and an increase in professional fees of $151,000 which was partially offset by decreases in salary and wage expense of $142,000 for the 2017 period.

Other Income - Other income increased from $36,000 in 2016 to $95,000 in 2017. The increase was primarily the result of interest income on intercompany receivables from FCCG, which began accruing interest during 2017.

Income tax expense – We recorded a provision for income taxes of $429,000 for year ended December 31, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The reduction in the corporate tax rate under the TCJ Act required a one-time revaluation of our deferred tax assets and liabilities to reflect their value at the lower corporate tax rate of 21%. As a result of the Tax Reform Act, we recorded a tax expense of $33,000 due to a remeasurement of deferred tax assets and liabilities.

New Store Openings – There were no new stores opened by our Buffalo’s Cafe franchisees during the year ended December 31, 2017, as compared to two new seasonal stores opened for the year ended December 25, 2016.

Same-store Sales Growth – Same-store sales for Buffalo’s Cafe were positive 1.4% for the year ended December 31, 2017 and positive 2.4% for the year ended December 25, 2016. The softening in positive same-store sales for the year ended December 31, 2017 was primarily attributable to adverse weather conditions in the Atlanta area in the first quarter of 2017, which had a negative effect on customer traffic. We excluded two restaurants from the calculation of same-store sales because they were subject to extraordinary adverse operating conditions in 2016 and 2017, related to changes in the alcohol laws or political sanctions affecting the supply chain and the related local economy: Canyon, Texas, and The Ezdan Mall Doha, Qatar. If these restaurants were included, the same-store sales system-wide would have been negative 1.5% for the year ended December 31, 2017 and positive 0.4% for the year ended December 35, 2016.

Average Unit Volumes – Our average unit volumes were $1,512,653 and $1,538,442, respectively for the years ended December 31, 2017 and December 25, 2016. The 1.7% decline was the result of the changes in alcohol laws and political sanctions described above for two of the restaurants.

Results of Segment Operations of Ponderosa

We were not affiliated with the Ponderosa entities until they became our wholly owned subsidiaries on October 20, 2017. Accordingly, only the financial results of Ponderosa which occurred subsequent to FCCG’s contribution are presented.

The following table summarizes key components of the results of operations of our Ponderosa segment for the period indicated:

(In thousands)

For the Period from October 20, 2017 (Acquisition) through December 31, 2017

Statement of operations data:

Revenues
Royalties	$805
Franchise fees	2
Total revenues	807

General and administrative expenses	815

Income from operations	(8)

Other income (expense)	(18)

Income before income tax expense	(26)

Income tax expense	(175)

Net income	$151

Net Income - Net income of Ponderosa for the short period from October 20, 2017 through December 31, 2017 was $151,000. The primary contributor to the income was the recognition of income tax benefits in the amount of $175,000.

Revenues - Ponderosa’s revenues consist of royalty fees and franchise fees. Ponderosa had revenues of $807,000 for the short period from October 20, 2017 through December 31, 2017, consisting almost entirely of royalties.

General and Administrative Expense - General and administrative expense of Ponderosa consists primarily of payroll costs. General and administrative expenses for the period from October 20, 2017 through December 31, 2017 totaled $815,000 of which $665,000 was payroll related.

Income tax benefit – We recorded an income tax benefit of $175,000 for interim period ended December 31, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The reduction in the corporate tax rate under the TCJ Act required a one-time revaluation of our deferred tax assets and liabilities to reflect their value at the lower corporate tax rate of 21%. As a result of the Tax Reform Act, we recorded a tax benefit of $167,000 due to a remeasurement of deferred tax assets and liabilities.

New Store Openings - For the year ended December 31, 2017, Ponderosa franchisees opened 1 location as compared to 2 locations for the year ended December 26, 2016.

Same-store Sales Growth – Domestic same-store sales for Ponderosa were positive 1.1% for the year ended December 31, 2017 and negative 0.7% for the year ended December 26, 2016. Overall systemwide same-store sales were negative 2.7% for the year ended December 31, 2017 and negative 3.3% for the year ended December 26, 2016. International sales were affected negatively in 2017 due to Hurricanes Maria and Irma, which caused temporary closures and lower sales for 27 stores in the Puerto Rico market.

Average Unit Volumes – Our average unit volumes were $1,404,345 and $1,424,645, respectively, for the years ended December 31, 2017 and December 26, 2016. The 1.4% decline was primarily the result of Hurricane Maria, which caused temporary closures for all the 27 stores in the Puerto Rico market.

Changes in Financial Condition

Overview

Our assets, liabilities and stockholders’ equity for the years ended December 31, 2017 can be summarized as follows:

(dollars in thousands)
Total assets	$29,236
Total liabilities	$27,227
Total stockholders’ equity	$2,009

The significant components of our balance sheet are as follows:

Cash

Our cash balance was $32,000 as of December 31, 2017. Significant sources and uses of cash during the 2017 fiscal year included:

●	We received $20,930,000 in net proceeds from the issuance of stock, net of costs.
●	We received $1,499,000 of cash provided by operations – comprised primarily of our net loss of $ (613,000), adjusted for non-cash items.
●	We used $10,550,000 to acquire Ponderosa.
●	We used $11,875,000 to partially repay the Related Party Debt.

Accounts Receivable

Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of December 31, 2017, our accounts receivable totaled $918,000 which was net of $679,000 in reserves.

Trade Notes Receivable

Trade notes receivable are created when the settlement of a delinquent franchisee receivable account is reached and the entire balance is not immediately paid. Notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of December 31, 2017, notes receivable totaled approximately $423,000, which is net of reserves of $34,000.

Due from Affiliates

We had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to us of $7,963,000 as of December 31, 2017. Effective October 20, 2017, the advances began to earn interest at a rate of 10% per annum. These advances are expected to be recovered from credits for the use of the Parents’ tax net operating losses and from repayments by the affiliates from proceeds generated by their operations and investments.

Goodwill and Net Intangible Assets

December 31, 2017
(dollars in thousands)
Goodwill – Fatburger acquisition	$529
Goodwill – Buffalo’s acquisition	5,365
Goodwill – Ponderosa acquisition	1,462
Total Goodwill	$7,356

Net Intangible Assets – Fatburger	2,135
Net Intangible Assets – Buffalo’s	27
Net Intangible Assets – Ponderosa	8,849
Total Net Intangible Assets	$11,011

Other Assets

December 31, 2017
(dollars in thousands)
Deferred Income Taxes	$937

Buffalo’s Creative and Advertising Fund	$436

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities totaled $4,548,000 at December 31, 2017 and consisted of the following:

December 31, 2017
(dollars in thousands)
Accounts payable	$2,439
Accrued advertising	348
Accrued wages and payroll taxes	528
Coke refunds payable	255
Gift certificate liability	95
Other accrued expenses	883
Total accounts payable and accrued liabilities	$4,548

Deferred Income

Our deferred income relating to the collection of unearned franchise fees and royalties was $3,713,000 at December 31, 2017. Of this amount, $2,781,000 represents non-refundable franchise fees received by our subsidiaries for future franchise locations. These initial fees generally represent half of the total fee per location. The balance of the franchise fees (approximately an additional $2.8 million) will be collected in the future when leases on these specific franchise locations are signed and the entire fee will be recognized in income when the criteria for recognition of this revenue are met.

Note Payable to FCCG

Concurrent with the Offering, FCCG contributed Fatburger and Buffalo’s to us in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum and maturing in five years. The contribution was consummated pursuant to a Contribution Agreement between us and FCCG. Approximately $11,875,000 of the note payable owed to FCCG was subsequently Repaid, resulting in a balance at December 31, 2017 of $18,125,000.

Deferred Income Taxes

We entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with us and our subsidiaries. We will pay to FCCG the amount that our tax liability would have been had we filed a separate return. To the extent our required payment exceeds our share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), we will be permitted, in the discretion of a committee of our board of directors comprised solely of directors not affiliated with or interested in FCCG, to pay such excess to FCCG by issuing an equivalent amount of our common stock in lieu of cash, valued at the fair market value at the time of such payment. In addition, our inter-company receivable of approximately $7,963,000 due from FCCG will be applied first to reduce such excess income tax payment obligation to FCCG under the Tax Sharing Agreement.

We account for income taxes as if we filed separately from FCCG. We have determined that it is more likely than not that certain tax benefits will be available to shelter future tax liabilities and have recorded a deferred tax asset of $937,000.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the 2017 fiscal year consisted of cash provided by proceeds from the sale of common stock.

Franchising operations are our major source of ongoing liquidity and we expect these sources, including the sale of franchises, to generate adequate cash flow to meet our liquidity needs for the next fiscal year.

At December 31, 2017, we had total consolidated indebtedness of $18.1 million, as well as $9.1 million of other liabilities. Our consolidated indebtedness consisted of the note payable to FCCG of $18,125,000.

Franchise expansion

We are involved in a world-wide expansion of franchise locations, which will require significant liquidity, primarily from our franchisees. If real estate locations of sufficient quality cannot be located and either leased or purchased, the timing of restaurant openings may be delayed. Additionally, if we or our franchisees cannot obtain capital sufficient to fund this expansion, the timing of restaurant openings may be delayed.

We also plan to acquire additional restaurant concepts. These acquisitions typically require capital investments in excess of our normal cash on hand. We would expect that future acquisitions will necessitate financing with additional debt or equity transactions. If we are unable to obtain acceptable financing, our ability to acquire additional restaurant concepts may be negatively impacted.

Dividends

During the year ended December 31, 2017, we did not declare or pay dividends to shareholders. However, on February 8, 2018, our Board of Directors declared an initial quarterly dividend of $0.12 per share of common stock, payable on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018. We also intend to launch a Dividend Reinvestment Plan (“DRIP”), under which interested stockholders may reinvest all or a portion of their cash dividends in additional common shares of FAT Brands without paying any brokerage commission or service charge. The DRIP will be administered by our transfer agent. FCCG, our largest shareholder, intends to reinvest its cash dividend in the Company, thereby allowing us to retain capital to continue our growth plans.

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.

Critical Accounting Policies and Estimates

Revenue recognition (Fatburger): Franchise fee revenue from sales of individual franchises is recognized as revenue upon completion of training and the actual opening of a location. Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location and are payable 100% upon signing a deposit agreement.

Revenue recognition (Buffalo’s): Franchise fee revenue from sales of individual franchises is recognized upon completion of training and the actual opening of a location. Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location and are payable 100% upon signing a deposit agreement. The company typically charges a $25,000 co-brand conversion fee, in addition to the initial franchise fee.

Revenue recognition (Ponderosa): Franchise fee revenue from sales of individual franchises is recognized upon completion of training and the actual opening of a location. Typically, franchise fees are $40,000 for each domestic location and are collected 100% at the signing of a lease and related franchise agreement.

For all our brands, the franchise fee may be adjusted at management’s discretion or in a situation involving store transfers. Deposits are non-refundable upon acceptance of the franchise application. These deposits are recorded as deferred income until store opens. Some of our franchisees have not complied with their development timelines for opening franchise stores. These franchise rights are terminated and franchise fee revenue is recognized for non-refundable deposits.

In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

Advertising (Fatburger): Fatburger requires advertising payments from franchisees of 1.95% of net sales from Fatburger restaurants located in the Los Angeles marketing area and up to 0.95% of net sales from stores located outside of the Los Angeles marketing area. International locations pay 0.20% to 0.95%. The company also receives, from time to time, payments from vendors that are to be used for advertising. Since advertising funds collected are required to be spent for specific advertising purposes, no revenue or expense is recorded for advertising funds. Cumulative advertising expenditures in excess of collections are recorded as current assets and will be reimbursed by future advertising payments from franchises. Cumulative collections in excess of advertising expenditures are recorded as accrued expenses and represent advertising funds collected which have not yet been spent on advertising activities.

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

Advertising (Ponderosa): Ponderosa requires advertising payments from franchisees of 0.5% of net sales from franchisees. The company also receives, from time to time, payments from vendors that are to be used for advertising. Since advertising funds collected are required to be spent for specific advertising purposes, no revenue or expense is recorded for advertising funds. Cumulative advertising expenditures in excess of collections are recorded as current assets and will be reimbursed by future advertising payments from franchises. Cumulative collections in excess of advertising expenditures are recorded as accrued expenses and represent advertising funds collected which have not yet been spent on advertising activities.

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified for the 2017 fiscal year.

Income taxes: We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon the ultimate settlement.

Share-based compensation: We have a non-qualified stock option plan which provides for options to purchase shares of the Company’s common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. For grants to non-employees for services, we revalue the options each reporting period while the services are being performed. The adjusted value of the options is recognized as an expense over the service period. See Note 12 in our consolidated financial statements for more details on our share-based compensation.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. These standards are effective for our first quarter of 2018 and we will adopt the standards using the modified retrospective method.

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services we provide related to upfront fees we receive from franchisees such as initial or renewal fees do not currently contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in our consolidated balance sheet as a contract liability. We are evaluating the effect the adoption of these standards will have on our future financial reports.

These standards will also have an impact on transactions currently not included in our revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate and other cost reimbursement arrangements we have with our franchisees. We do not currently include these contributions and expenditures in our consolidated statements of operations or cash flows. The new standards will impact the principal/agent determinations in these arrangements by superseding industry-specific guidance included in current GAAP. When we are the principal in these transactions we will include the related contributions and expenditures within our consolidated statements of operations and cash flows. As a result of this change, we expect the increase in both total revenues and total costs and expenses, with no significant impact to net income.

These standards will not impact the recognition of our sales-based royalty fees from franchisees, which is generally our largest source of revenue. We are currently implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance also requires disclosure of the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for the Company beginning January 1, 2020. We elected to early adopt this standard when performing our annual goodwill impairment test in 2017. The adoption of this ASU did not have a significant financial impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendments in this ASU are effective beginning January 1, 2018, with early adoption permitted. This ASU is to be applied prospectively on and after the effective date. We adopted this ASU during 2017. The adoption of this ASU did not have a significant financial impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or any disagreements with accountants on any matter of accounting principles or practices, or financial statement disclosure required to be reported under this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Below is a list of the names and ages, as of December 31, 2017 of our directors and executive officers (the “named executive officers”), and a description of the business experience of each of them.

Name	Age	Position
Andrew A. Wiederhorn	51	President and Chief Executive Officer, Director
Ron Roe	40	Senior Vice President and Chief Financial Officer
Donald J. Berchtold	72	President and Chief Operating Officer, Fatburger
Gregg Nettleton	61	President and Chief Operating Officer, Casual Dining Division
Edward Rensi	73	Chairman of the Board of Directors
Marc L. Holtzman	57	Director
Squire Junger	67	Director
Silvia Kessel	72	Director
Jeff Lotman	56	Director
James Neuhauser	59	Director

Executive Officers, Key Employees, Directors and Director Nominees

Andrew A. Wiederhorn, age 51, has served as a director and President and Chief Executive Officer of FAT Brands Inc. since its formation. Mr. Wiederhorn has served as the Chairman of the board of directors and Chief Executive Officer of Fatburger North America, Inc. since 2006 and Buffalo’s Franchise Concepts, Inc. since 2011. He also served as the Chairman of the board of directors and Chief Executive Officer of Fog Cutter Capital Group Inc. since its formation in 1997. Mr. Wiederhorn previously founded and served as the Chairman of the board of directors and Chief Executive Officer of Wilshire Financial Services Group Inc. and Wilshire Credit Corporation. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California in 1987, with an emphasis in Finance and Entrepreneurship. He previously served on the board of directors of Fabricated Metals, Inc., The Boy Scouts of America Cascade Pacific Council, The Boys and Girls Aid Society of Oregon, University of Southern California Associates, Citizens Crime Commission of Oregon, and Economic Development Council for the City of Beverly Hills Chamber of Commerce. Mr. Wiederhorn was featured as the Fatburger CEO on the CBS television program “Undercover Boss” in 2013. Mr. Wiederhorn was selected to our Board of Directors because of his role in our founding and long career in hospitality, and because he possesses particular knowledge and experience in strategic planning and leadership of complex organizations and hospitality businesses.

Ron Roe, age 40, has served as our Chief Financial Officer since 2009, and served as our Vice-President of Finance from 2007 to 2009. Prior to 2007, Mr. Roe was an acquisitions associate for FCCG. He began his career as an investment banking analyst with Piper Jaffray. Mr. Roe attended UC Berkeley, where he earned a Bachelor of Arts in Economics.

Donald J. Berchtold, age 72, served as the President and Chief Operating Officer of Fatburger North America until February 20, 2018, and currently serves as Executive Vice President and Chief Concept Officer. Mr. Berchtold has also served as the President and Chief Operating Officer of FCCG since 2006, and in various other positions at FCCG prior to 2006. From 1991 to 1999, Mr. Berchtold served as Senior Vice President of Wilshire Financial Services Group Inc. and its sister company Wilshire Credit Corporation. Prior to 1990, Mr. Berchtold was the owner-operator of his own business that included a dinner house, catering company and other food service concepts, and was active in the Restaurants of Oregon Association. Mr. Berchtold holds a BSC degree in Finance and Marketing from the University of Santa Clara.

Gregg Nettleton, age 61, has served as the President and Chief Operating Officer, Casual Dining Division since October 2017. Prior to joining our company, Mr. Nettleton served as President and Chief Executive Officer of GBS Enterprises, an international management consulting firm, since 2011. From 2014 to 2016, Mr. Nettleton also concurrently served as the Executive Vice President of Development of TransX Systems, Inc., an mBaSS mobile platform company, which he developed, positioned and marketed to secure two successful rounds of funding. From 2004 to 2006, Mr. Nettleton served as a consultant and Board member Black Angus Steakhouses, LLC. From 2002 to 2004, he served as Chief Marketing officer of International House of Pancakes Inc. and received the award for “Turnaround Chain of the Year” in 2003, and from 2000 to 2001, he served as Interim Chief Marketing Officer of Applebee’s International, Inc. Mr. Nettleton received his B.S. in Management Science from the State University of New York at Geneseo in Geneseo, New York and his M.B.A. in Marketing and Sales from Nova University in Ft. Lauderdale, Florida.

Marc L. Holtzman, age 57, became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Mr. Holtzman currently serves as a Chairman of The Bank of Kigali, Rwanda’s largest financial institution, and a director of TeleTech (NASDAQ: TTEC), the world’s leading provider of analytics-driven technology-enabled services. Following a successful transformation and sale in July 2017 of Kazkommertsbank (LSE: KKB:LI), Kazakhstan’s largest bank, Mr. Holtzman recently stepped down as Chief Executive Officer, having joined as Chairman in March 2015. He previously served as Chairman of Meridian Capital HK, a Hong Kong private equity firm. From 2012 through 2015, he served on the Board of Directors of FTI Consulting, Inc., (NYSE:FCN) a global financial and strategic consulting firm, and Sistema, Russia’s largest listed private company (London Stock Exchange). Between 2008 and 2012, Mr. Holtzman served as the executive vice chairman of Barclays Capital. From 2006 to 2008, he served as vice chairman of the investment banking division of ABN AMRO Bank. Between 1989 and 1998, Mr. Holtzman lived and worked in Eastern Europe and Russia, as co-founder and president of MeesPierson EurAmerica (a firm acquired by ABN AMRO) and as senior adviser to Salomon Brothers. Mr. Holtzman serves as a director of Sistema JSFC, (LONDON:SSA;GDR), a Russian listed investment company. Between 2003 and 2005, Mr. Holtzman was President of the University of Denver; and between 1999 and 2003 he served in the Cabinet of Governor Bill Owens as Colorado’s First Secretary of Technology. Mr. Holtzman holds a B.A. degree in Economics from Lehigh University. Mr. Holtzman was selected to our Board of Directors because he brings financial experience and possesses particular knowledge and experience in strategic planning and leadership of complex organizations.

Squire Junger, age 67, became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Mr. Junger is a co-founder and a managing member of Insight Consulting LLC, a management consulting firm based in the Los Angeles area, providing advice in mergers and acquisitions, corporate divestitures, business integration diagnostics, real estate investment, acquisition, development and construction and litigation support services. Prior to co-founding Insight in 2003 he was a partner at Arthur Andersen LLP, which he joined in 1972. Mr. Junger co-developed and managed the west coast Transaction Advisory Services practice at Andersen, providing comprehensive merger and acquisition consulting services to both financial and strategic buyers and sellers. Mr. Junger is a certified public accountant in California, and received Bachelor of Science and M.B.A. degrees from Cornell University. Mr. Junger was selected to our Board of Directors because he brings substantial expertise in financial and strategic planning, mergers and acquisitions, and leadership of complex organizations.

Silvia Kessel, age 72, became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Ms. Kessel is Senior Vice President, Chief Financial Officer and Treasurer of Metromedia Company. Metromedia Company is a management and investment company founded by the late John W. Kluge, which manages and invests in a variety of industries, including medical research, restaurants and outdoor visual displays. Ms. Kessel has served in various executive positions at Metromedia Company and affiliated companies since 1984. Ms. Kessel has previously served as a director of LDDS Communications Inc. (and its successor) (1993-1996), Orion Pictures (1993-1997), AboveNet/Metromedia Fiber Network (1997-2001), Big City Radio (1997-2002), and Liquid Audio (1998-2002), and served on the Board of Governors and Competition Committee of Major League Soccer (1996-2001). Ms. Kessel attended the University of Miami and received an MBA in Finance from Columbia University. From 1981 to 1988, Ms. Kessel taught Finance at Pace University. Ms. Kessel was selected to our Board of Directors because she brings substantial expertise in finance, financial and strategic planning, complex transactions and leadership of complex organizations.

Jeff Lotman, age 56, became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Mr. Lotman is the Chief Executive Officer of Global Icons, LLC, a company which he founded in 1998. Global Icons is a premier brand licensing agency specializing in the development and extension of corporate brands and trademarks. Prior to launching Global Icons, Mr. Lotman was Chief Operating Officer for Keystone Foods, a multi-billion dollar manufacturing company that developed and supplied food products for companies such as McDonald’s and Kraft. Mr. Lotman guided the international expansion of Keystone Foods and established manufacturing and distribution operations in over a dozen countries. Mr. Lotman has been a featured guest speaker at many leading industry events, including Entertainment Marketing Conference, Young Presidents’ Organization, SPLICE, Licensing Show, Restaurant Industry Conference, LA Roadshow, UCLA and others. He has also been profiled numerous times, including in The New York Times, The Los Angeles Times, The Wall St. Journal, CNBC, and FOX. He is a distinguished member of the Licensing Industry Merchandisers’ Association (LIMA) and the Licensing Executives Society (LES). Mr. Lotman received a B.A. degree in Business and Marketing from Curry College. Mr. Lotman was selected to our board of directors because he brings substantial expertise in retail marketing, branding and licensing opportunities for consumer brands,

James Neuhauser, age 59, has served on the board of directors of FAT Brands Inc. since its formation. Mr. Neuhauser is a Senior Managing Director in the Private Capital Markets Group of Stifel Nicolas & Company. Mr. Neuhauser is also the Managing Member of Turtlerock Capital, LLC, a company that finances and invests in real estate development projects and he serves as a member of the board of directors of PHH Corp, a public company (PHH). He previously worked for FBR & Co. for more than 24 years, including positions as Chief Investment Officer, Head of Investment Banking and Head of the Real Estate and Financial Services groups in Investment Banking through October 2016. He also served as Head of FBR’s Commitment Committee and was a member of the firm’s Executive Committee. Prior to joining FBR, Mr. Neuhauser was a Senior Vice President of Trident Financial Corporation for seven years, where he specialized in managing stock offerings for mutual to stock conversions of thrift institutions. Before joining Trident, he worked in commercial banking with the Bank of New England. Mr. Neuhauser is a CFA charter holder and a member of the Society of Financial Analysts. He received a Bachelor of Arts from Brown University and an M.B.A. from the University of Michigan. Mr. Neuhauser was selected to our Board of Directors because he brings substantial expertise in financial and strategic planning, investment banking complex financial transactions, mergers and acquisitions, and leadership of complex organizations.

Edward H. Rensi, age 73, has served on the board of directors of FAT Brands Inc. since its formation and became Chairman of the Board on October 20, 2017. Mr. Rensi is the retired president and chief executive officer of McDonald’s USA. Prior to his retirement in 1997, Mr. Rensi devoted his entire professional career to McDonald’s, joining the company in 1966 as a “grill man” and part-time manager trainee in Columbus, Ohio. He was promoted to restaurant manager within a year, and went on to hold nearly every position in the restaurant and field offices, including franchise service positions in Columbus, Ohio and Washington, D.C. In 1972, he was named Philadelphia district manager, and later became regional manager and regional vice president. In 1978, he transferred from the field to the company’s home office in Oak Brook, Illinois, as vice president of Operations and Training, where he was responsible for personnel and product development. In 1980, he became executive vice president and chief operations officer, and was appointed senior executive vice president in 1982. Mr. Rensi was promoted to president and chief operating office of McDonald’s USA in 1984. In 1991, he was named chief executive officer. As president and chief executive officer, his responsibilities included overseeing all domestic company-owned and franchisee operations, in addition to providing direction relative to sales, profits, operations and service standards, customer satisfaction, product development, personnel, and training. Mr. Rensi was directly responsible for management of McDonald’s USA, which consisted of eight geographic zones and 40 regional offices. During his 13-year term as president, McDonald’s experienced phenomenal growth. U.S. sales doubled to more than $16 billion, the number of the U.S. restaurants grew from nearly 6,600 to more than 12,000, and the number of U.S. franchisees grew from 1,600 to more than 2,700. Since his retirement, Mr. Rensi has held consulting positions. From January 2014 to July 2015, Mr. Rensi served as director and interim CEO of Famous Dave’s of America, Inc. Mr. Rensi received his B.S. in Business Education from Ohio State University in Columbus, Ohio. Mr. Rensi was selected to our Board of Directors because of his long career in hospitality, and because he possesses particular knowledge and experience in strategic planning and leadership of complex organizations and hospitality businesses.

Subsequent to December 31, 2017, we named Toni M. Bianco (age 47) as President and Chief Operating Officer of the Company’s subsidiary, Fatburger North America, Inc. Mr. Bianco succeeds Don Berchtold who will be transitioning to a new role as Executive Vice President and Chief Concept Officer for FAT Brands, where he will assist in the development of innovative concept designs across the Company’s portfolio. Mr. Bianco has extensive experience in international franchising and restaurant development. Prior to joining the Company, Mr. Bianco served as Chief Operations Officer and SVP International/IT of Long John Silver’s LLC since 2015. Prior to that, Mr. Bianco was employed by PAPA JOHN’S International, where he served as Vice President Asia from 2014 to 2015; Senior Director International R&D/QA from 2009 to 2014; and Franchise Business Director from 2002 to 2009. Mr. Bianco received a Bachelor of Arts degree in English Literature and Education from Abilene Christian University, Abilene, TX.

Family Relationships

Donald Berchtold is the former father-in-law of our Chief Executive Officer, Andrew Wiederhorn.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 2017, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5, except that (i) Ron Roe filed one late Form 3 reporting a stock option grant received on October 23, 2017; (ii) Gregg Nettleton filed a late Form 3 reporting a stock option grant received on October 23, 2017; (iii) Marc L. Holtzman filed a late Form 3 reporting a stock purchase on October 20, 2017 and a stock option grant received on October 23, 2017; (iv) Squire Junger filed one late Form 4 reporting a stock purchase on October 20, 2017; Silvia Kessel filed a late Form 3 reporting a stock purchase on October 20, 2017 and a stock option grant received on October 23, 2017; Jeff Lotman filed a late Form 3 reporting a stock purchase on October 20, 2017 and a stock option grant received on October 23, 2017; and Edward Rensi filed two late Forms 4 reporting stock purchases made by his spouse on October 23, 2017 and November 9, 2017, respectively.

Code of Ethics

We have adopted a written code of business ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code under the Corporate Governance section of our website at https://ir.fatbrands.com. In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code.

Audit Committee

The audit committee is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
●	discussing with our independent registered public accounting firm their independence from management;
●	reviewing with our independent registered public accounting firm the scope and results of their audit;
●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and
●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our audit committee is comprised of Mr. Junger, Ms. Kessel and Mr. Neuhauser, with Mr. Neuhauser serving as the chair. Our board of directors has affirmatively determined that each member of the audit committee meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules. In addition, our board of directors has determined that each of Ms. Kessel and Mr. Neuhauser qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

The board of directors adopted a charter for the Audit Committee on October 19, 2017. A copy of the Audit Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Audit Committee engaged Hutchinson and Bloodgood LLP, Glendale, California, as our independent registered public accounting firm on April 11, 2017.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andrew A. Wiederhorn,	2017	$251,147	-	-	$3,621	-	-	-	$254,768
Chief Executive Officer	2016	199,165	-	-	-	-	-	-	199,165

Ron Roe,	2017	161,462	-	-	3,621	-	-	-	165,083
Chief Financial Officer	2016	112,030	-	-	-	-	-	-	112,030

Gregg Nettleton,	2017	53,846	-	-	3,621	-	-	-	57,467
President – Casual Dining Division (3)	2016	-	-	-	-	-	-	-	-

Donald J. Berchtold,	2017	251,147	-	-	3,621	-	-	-	254,768
President - Fatburger	2016	199,165	-	-	-	-	-	-	199,165

Explanatory Notes:

(1) Reflects the dollar amount recognized for financial statement reporting purposes for salary paid or accrued on behalf of the named executives for the full fiscal years ended December 31, 2017 and December 25, 2016, including amounts relating to predecessor entities Fatburger and Buffalo’s prior to being contributed as subsidiaries of the Company.

(2) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2017, in accordance with ASC 718 of awards pursuant to the Stock Option Plan. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2017 are included in footnote 12 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017, included in Part IV of this Annual Report on Form 10-K.

(3) Mr. Nettleton became an employee of the Company in 2017.

Executive Employment Agreements

There are no employment agreements between the Company and any of its employees.

OUTSTANDING EQUITY AWARDS AT FISCAL 2017 YEAR END

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Andrew A. Wiederhorn, Chief Executive Officer	-	15,000	-	$12.00	10/19/2027	-	-	-	-
Ron Roe, Chief Financial Officer	-	15,000	-	12.00	10/19/2027	-	-	-	-
Gregg Nettleton, President – Buffalo’s	-	15,000	-	12.00	10/19/2027	-	-	-	-
Donald J. Berchtold, President-Fatburger	-	15,000	-	12.00	10/19/2027	-	-	-	-

Explanatory Notes:

Option Exercises and Stock Vested

None of the named executives acquired shares of the Company’s stock through exercise of options during the year ended December 31, 2017.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. In setting director compensation, the Company considers the significant amount of time that our directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the board of directors.

Effective October 20, 2017, we pay each non-employee director serving on our Board of Directors $40,000 in annual cash compensation, plus an annual equity award of 15,000 stock options or SAR’s. To the extent that any non-employee director serves on one or more committees of our Board of Directors, we pay an additional $20,000 in cash compensation annually.

The terms of the equity award described above are set forth in the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands and its subsidiaries. The Plan provides for a maximum of 1,000,000 shares available for grant. The Plan is administered by the Compensation Committee of the Board of Directors.

The non-employee director compensation policy (including the compensation described above) may be amended, modified or terminated by our Board of Directors at any time in its sole discretion.

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors during 2017:

Name	Fees Earned or Paid in Cash ($)(1) (2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Rensi	$15,000	$—	$3,621	$—	$—	$—	$18,621
Marc L. Holtzman	$15,000	$—	$3,621	$—	$—	$—	$18,621
Squire Junger	$15,000	$—	$3,621	$—	$—	$—	$18,621
Silvia Kessel	$15,000	$—	$3,621	$—	$—	$—	$18,621
Jeff Lotman	$15,000	$—	$3,621	$—	$—	$—	$18,621
James Neuhauser	$15,000	$—	$3,621	$—	$—	$—	$18,621

Explanatory Notes:

(1)	Mr. Rensi and Mr. Lotman serve on the Nominating Committee. Mr. Holtzman serves on the Compensation Committee and the Nominating Committee. Mr. Neuhauser serves on the Compensation Committee and the Audit Committee. Ms. Kessel and Mr. Junger serve on the Audit Committee.

(2)	All director fees were accrued but unpaid during 2017 for each director.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2017 of awards pursuant to the Plan. Assumptions used in the calculation of this amount for fiscal year ended December 31, 2017 are included in footnote 12 to the Company’s audited financial statements, included in Part IV of the Company’s Annual Report on Form 10-K. During 2017, each director was granted options to purchase 15,000 shares of common stock with a grant date option fair value of $35,550.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 1, 2018:

●	each person known by us to beneficially own more than 5% of our Common Stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, or other rights, including the redemption right described above, held by such person that are currently exercisable or will become exercisable within 60 days of the effective date of the disclosure, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of all listed stockholders is c/o FAT Brands Inc., 9720 Wilshire Blvd., Suite 500, Beverly Hills, California 90212. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Shares of Common Stock Beneficially Owned
Name of beneficial owner	Number		Percentage(3)
5% Stockholders
Fog Cutter Capital Group Inc.	8,000,000		80%
Named Executive Officers and Directors
Andrew A. Wiederhorn	0	(1)(2)	*
Ron Roe	0	(2)	*
Donald J. Berchtold	0	(2)	*
Gregg Nettleton	0	(2)	*
Marc L. Holtzman	4,000	(2)	*
Squire Junger	1,500	(2)	*
Silvia Kessel	2,000	(2)	*
Jeff Lotman	15,000	(2)	*
James Neuhauser	0	(2)	*
Edward Rensi	402	(2)(3)	*
All directors and executive officers as a group (ten persons)	22,902		0%

(1)	Mr. Wiederhorn beneficially owns 38.2% of FCCG, and disclaims beneficial ownership of the Company held by FCCG except to the extent of his pecuniary interest in FCCG.
(2)	Does not include non-vested options to purchase 15,000 shares of the Company’s common stock.
(3)	Includes 402 shares owned by Mr. Rensi’s spouse.

* Represents beneficial ownership of less than 1%.

Equity Compensation Plan Information

Please see the information provided under the heading “Equity Compensation Plan Information” in Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES included in this Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

We have adopted, by resolution of our Board of Directors, a policy that any transactions between us and any of our affiliates or related parties, including our executive officers, directors, shareholders who own 5% or more of our common stock, the family members of those individuals and any of their affiliates, must (1) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (2) be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Reportable Related Person Transactions

Other than the transactions described elsewhere in this Annual Report on Form 10-K between the Company and FCCG, since January 1, 2017, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds $120,000; and
●	in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

The board has determined that each of the directors, except Mr. Wiederhorn, is independent within the meaning of the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the director independence standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), as currently in effect. Furthermore, the board has determined that each of the members of each of the committees of the board is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Hutchinson and Bloodgood LLP, Glendale, California, currently serves as our independent registered public accounting firm. The aggregate accounting fees for the years ended December 31, 2017 are as follows (dollars in thousands):

December 31, 2017
Audit fees	$205
Audit related fees	$95
Tax fees	$7

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that Hutchinson and Bloodgood LLP is independent. In addition, the Audit Committee pre-approves all work and fees that are performed by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Exhibits - See Exhibit Index immediately following the signature pages.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

FAT Brands Inc.

Beverly Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of FAT Brands Inc. (the “Company”) and subsidiaries as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period March 21, 2017 (inception) through December 31, 2017, and the related notes to the financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2017, and the results of their operations and their cash flows for the period March 21, 2017 (inception) through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Supplemental Information

The supplementary information contained in Schedule II (the Supplemental Information) has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The Supplemental Information is the responsibility of the Company’s management. Our audit procedures included determining whether the Supplemental Information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the Supplemental Information. In forming our opinion on the Supplemental Information, we evaluated whether the Supplemental Information, including its form and content, is presented in conformity with Rule 17a-5 under the Securities Exchange Act of 1934. In our opinion, the supplementary information contained in Schedule II is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Hutchinson and Bloodgood LLP

We, or a firm acquired by us in 2012, have continuously served as auditor for the two predecessors of the Company since 2007 and 2011, respectively.

Glendale, California

April 2, 2018

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

December 31, 2017
Assets
Current Assets
Cash	$32
Accounts receivable, net of allowance for $679 for doubtful accounts	918
Trade notes receivable, net of allowance of $17 for doubtful accounts	77
Other current assets	153
Total current assets	1,180

Trade notes receivable – noncurrent, net of allowance of $17 for doubtful accounts	346
Due from affiliates	7,963
Deferred income taxes	937
Intangible assets, net	11,011
Goodwill	7,356
Other assets	7
Buffalo’s creative and advertising fund	436
Total assets	$29,236

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$2,439
Deferred income	1,772
Accrued expenses	1,761
Accrued advertising	348
Accrued interest payable to FCCG	405
Total current liabilities	6,725

Deferred income	1,941
Notes payable to FCCG	18,125
Buffalo’s creative and advertising fund-contra	436
Total liabilities	27,227

Commitments and contingencies	-

Stockholders’ Equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding	2,622
Accumulated deficit	(613)
Total stockholders’ equity	2,009
Total liabilities and stockholders’ equity	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands, except share data)

For the period beginning March 21, 2017 (inception) through December 31, 2017

Revenue
Royalties	$2,023
Franchise fees	140
Management fees	10
Total revenue	2,173

General and administrative expenses
Compensation and employee benefits	1,337
Travel and entertainment	110
Professional fees	117
Other	559
Total general and administrative expenses	2,123

Income from operations	50

Non-operating income (expense)
Interest Income	200
Interest expense	(405)
Other income (expense), net	(51)
Total non-operating income (expense)	(256)

Loss before taxes	(206)

Income tax expense	407

Net loss	$(613)

Basic loss per share	$(0.07)
Basic weighted average shares outstanding	8,505,263
Diluted loss per share	$(0.07)
Diluted weighted average shares outstanding	8,505,263
Dividends declared per share	$-

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (dollars in thousands, except share data)
	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at March 21, 2017 (inception)	100	$-	$-	$-

Forward split of common stock	7,999,900	-	-	-

Issuance of shares	2,000,000	20,930	-	20,930

Distribution to FCCG in excess of historical cost basis of assets received	-	(18,397)	-	(18,397)

Net loss	-	-	(613)	(613)

Share-based compensation	-	89	-	89

Balance at December 31, 2017	10,000,000	$2,622	$(613)	$2,009

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

For the period beginning March 21, 2017 (inception) through December 31, 2017

Cash flows from operating activities
Net loss	$(613)
Adjustments to reconcile net loss to net cash provided by operations:
Deferred income taxes	232
Provision for bad debts	124
Depreciation and amortization	23
Share-based compensation	89
Change in:
Accounts receivable	(221)
Trade notes receivable	8
Prepaid expenses	(145)
Accounts payables	808
Accrued expense	796
Accrued advertising	43
Accrued interest payable to FCCG	405
Deferred income	(50)
Total adjustments	2,112
Net cash provided by operating activities	1,499

Cash flows from investing activities
Investment in subsidiary, net of cash acquired	(10,515)
Increase in other assets	(7)
Net cash used in investing activities	(10,522)

Cash flows from financing activities
Repayments of loans from FCCG	(11,875)
Proceeds from issuance of common stock from initial public offering, net of issuance costs	20,930
Net cash provided by financing activities	9,055

Net increase in cash	32
Cash at beginning of year	-
Cash at end of year	$32

Supplemental disclosures of cash flow information:
Cash paid for interest	$-
Cash paid for income taxes	$17

Supplemental disclosure of non-cash financing and investing activities:
Note payable issued in exchange for contributed subsidiaries	$30,000
Net non-cash assets received from FCCG	$11,568
Income taxes payable offset against amounts due from affiliates	$134

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND RELATIONSHIPS

FAT Brands Inc. (the “Company”) was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, the Company completed an initial public offering and issued additional shares of common stock representing 20 percent of its ownership (the “Offering”). The net proceeds of the Offering were approximately $20,930,000 after deducting the selling agent fees and offering expenses. The Company’s common stock trades on the Nasdaq Capital Market under the symbol “FAT.”

Concurrent with the Offering, two subsidiaries of FCCG, Fatburger North America, Inc. (“Fatburger”) and Buffalo’s Franchise Concepts, Inc. (“Buffalo’s”) were contributed to the Company by FCCG in exchange for a $30,000,000 note payable (the “Related Party Debt”). FCCG also contributed the newly acquired operating subsidiaries of Homestyle Dining LLC: Ponderosa Franchising Company, Bonanza Restaurant Company, Ponderosa International Development, Inc. and Puerto Rico Ponderosa, Inc. (collectively, “Ponderosa”). These subsidiaries conduct the worldwide franchising of the Ponderosa Steakhouse Restaurants and the Bonanza Steakhouse Restaurants. The Company provided $10,550,000 of the net proceeds from the Offering to FCCG to consummate the acquisition of Homestyle Dining LLC.

At December 31, 2017, certain Company officers and directors controlled, directly or indirectly, a significant voting majority of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – FAT Brands Inc. is a multi-brand franchising company specializing in fast casual restaurant concepts around the world through its subsidiaries: Fatburger, Buffalo’s and Ponderosa.

Fatburger franchises and licenses the right to use the Fatburger name and provides franchisees with operating procedures and methods of merchandising. The restaurants serve a variety of freshly made-to-order Fatburgers, Turkeyburgers, Chicken Sandwiches, Veggieburgers, French fries, onion rings, soft-drinks and milkshakes. Upon signing a franchise agreement, the Company is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the Company will also provide advice and written materials concerning techniques of managing and operating the restaurants. The franchises are operated under the name “Fatburger.”

Buffalo’s grants store franchise and development agreements for the operation of casual dining restaurants (Buffalo’s Southwest Cafés) and quick service restaurants outlets (Buffalo’s Express). The restaurants specialize in the sale of Buffalo-Style chicken wings, chicken tenders, burgers, ribs, wrap sandwiches, and salads. Franchisees are licensed to use the Company’s trade name, service marks, trademarks, logos, and unique methods of food preparation and presentation.

Ponderosa and Bonanza Steakhouses offer guests a high-quality buffet and broad array of great tasting, affordably-priced steak, chicken and seafood entrées. Buffets at Ponderosa and Bonanza Steakhouses feature a large variety of all you can eat salads, soups, appetizers, vegetables, breads, hot main courses and desserts. Bonanza Steak & BBQ operates full service steakhouses with fresh farm-to-table salad bar, including a menu showcase of USDA flame-grilled steaks, house-smoked BBQ and contemporized interpretations of traditional American classics.

The Company also co-brands its franchise concepts. These co-branded restaurants sell products of multiple affiliated brands and share back-of-the-house facilities.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company from its formation on March 21, 2017 through December 31, 2017. The operations of Fatburger, Buffalo’s and Ponderosa are included in the consolidated financial statements beginning October 20, 2017, the date of their contribution by FCCG. Intercompany accounts have been eliminated in consolidation.

Use of estimates in the preparation of the consolidated financial statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the determination of fair values of certain financial instruments for which there is no active market, the allocation of basis between assets sold and retained, and valuation allowances for notes receivable and accounts receivable. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Franchise revenue – Franchise fee revenue from the sale of individual franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied. The completion of training and the opening of a location by the franchisee constitute substantial performance on the part of the Company. Non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized. In addition to franchise fee revenue, the Company collects a royalty ranging from 3% to 6% of gross sales from restaurants operated by franchisees. Royalty fees are recorded as revenue as the related sales are made by the franchisees. Costs relating to continuing franchise support are expensed as incurred.

The Company operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry, the Company measures its stores’ performance based upon 7 day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. Accordingly, the accompanying consolidated financial statements reflect a fiscal year end of December 31, 2017. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter.

Advertising – The Company requires advertising payments based on a percent of net sales from franchisees. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Since advertising funds collected are required to be spent for specific advertising purposes, no revenue or expense is recorded for advertising funds. For Fatburger and Ponderosa, cumulative advertising expenditures in excess of collections are recorded as current assets and will be reimbursed by future advertising payments from franchises. Buffalo’s acts in a fiduciary role to collect and disburse advertising funds through the Buffalo’s Creative and Advertising Fund. As a result, no revenue or expense is recorded by Buffalo’s and the balance of the Fund is recorded as an asset by Buffalo’s with the offsetting advertising obligation recorded as a liability, Buffalo’s Creative and Advertising Fund - Contra.

Goodwill and other intangible assets – Intangible assets are stated at the estimated fair value at the date of acquisition and include goodwill, trademarks, and franchise agreements. Goodwill and other intangible assets with indefinite lives, such as trademark, are not amortized but are reviewed for impairment annually or more frequently if indicators arise. All other intangible assets are amortized over their estimated weighted average useful lives, which range from nine to twenty-five years. Management assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.

Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Trade notes receivable – Trade notes receivable are created when an agreement to settle a delinquent franchisee receivable account is reached and the entire balance is not immediately paid. Generally, trade notes receivable include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts on the notes are established based on the likelihood of collection.

Share-based compensation – The Company has a non-qualified stock option plan which provides for options to purchase shares of the Company’s common stock. Options issued under the plan may have a variety of terms as determined by the Board of Directors including the option term, the exercise price and the vesting period. Options granted to employees and directors are valued at the date of grant and recognized as an expense over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Stock options issued to non-employees as compensation for services are accounted for based upon the estimated fair value of the stock option. The Company recognizes this expense over the period in which the services are provided. Management utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options issued by the Company. See Note 12 for more details on the Company’s share-based compensation.

Income taxes – Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its tax liability would have been had it filed a separate return. As such, the Company accounts for income taxes as if it filed separately from FCCG.

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon the ultimate settlement.

Earnings per share – The Company reports basic earnings per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. All outstanding stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the period presented because none of those instruments currently have exercise prices below the market price of the shares.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. These standards are effective for the Company in our first quarter of 2018 and will be adopted using the modified retrospective method.

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services provided by the Company related to upfront fees received from franchisees such as initial or renewal fees do not currently contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in the consolidated balance sheet as a contract liability. The Company is currently evaluating the impact the adoption of these standards on our future consolidated financial statements.

These standards will also have an impact on transactions currently not included in the Company’s revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate and other cost reimbursement arrangements we have with our franchisees. We do not currently include these contributions and expenditures in our consolidated statements of operations or cash flows. The new standards will impact the principal/agent determinations in these arrangements by superseding industry-specific guidance included in current GAAP. When we are the principal in these transactions we will include the related contributions and expenditures within our consolidated statements of operations and cash flows. As a result of this change, we expect the increase in both total revenues and total costs and expenses, with no significant impact to net Income.

These standards will not impact the recognition of our sales-based royalty fees from franchisees, which is generally our largest source of revenue. We are currently implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance also requires disclosure of the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for the Company beginning January 1, 2020. The Company elected to early adopt this standard when performing its annual goodwill impairment test in 2017. The adoption of this ASU did not have a significant financial impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendments in this ASU are effective beginning January 1, 2018, with early adoption permitted and are to be applied prospectively on and after the effective date. The Company adopted this ASU during 2017. The adoption of this ASU did not have a significant financial impact on the Company’s consolidated financial statements.

NOTE 4 – PONDEROSA ACQUISITION

In March 2017, FCCG agreed to acquire Homestyle Dining LLC from Metromedia Company and its affiliate (“Metromedia”) pursuant to a Membership Interest Purchase Agreement, as amended, which provided for a cash purchase price of $10,550,000 to be paid at closing. Effective October 20, 2017, the Company provided $10,550,000 of the net proceeds from the Offering to FCCG to consummate the acquisition of Homestyle Dining LLC. In exchange, the Company received full ownership in the Homestyle Dining operating subsidiaries: Ponderosa Franchising Company, Bonanza Restaurant Company, Ponderosa International Development, Inc. and Puerto Rico Ponderosa, Inc. (collectively, “Ponderosa”). These subsidiaries conduct the worldwide franchising of the Ponderosa Steakhouse Restaurants and the Bonanza Steakhouse Restaurants and management believes that Ponderosa’s operations will be complimentary and accretive to the FAT Brand business. The Ponderosa acquisition was accounted for as a business combination using the acquisition method of accounting.

Fees and expenses related to the Ponderosa acquisition totaled approximately $20,000 consisting primarily of professional fees, all of which are classified as selling, general and administrative expenses in the accompanying consolidated statement of operations. These fees and expenses were funded through cash on hand and proceeds from the Offering. The allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in thousands):

October 20, 2017
Accounts receivable	$441
Trade notes receivable	431
Intangible assets	8,870
Deferred tax liability	(528)
Deferred income	(126)
Total identifiable net assets	9,088
Goodwill	1,462
Total consideration	$10,550

The following table provides information regarding the revenue and earnings of Ponderosa included in the accompanying consolidated financial statements since October 20, 2017 (in thousands):

Ponderosa

Revenues
Royalties	$805
Franchise fees	2

Total revenues	807

Expenses
General and administrative	815

Loss from operations	(8)

Other expense	(18)

Loss before income tax expense	(26)

Income tax benefit	(175)

Net income	$151

The following unaudited pro forma information presents the revenue and earnings of Ponderosa as if it had been acquired on December 26, 2016 (the Company’s normal beginning fiscal year) through December 31, 2017 (in thousands):

Pro Forma Ponderosa

Revenues
Royalties	$4,234
Franchise fees	8

Total revenues	4,242

Expenses
General and administrative	3,079

Income from operations	1,163

Other Income	24

Loss before income tax expense	1,187

Income tax expense	320

Net income	$867

The unaudited pro forma income statement reflects actual results for fiscal 2017, as adjusted for an additional $90,000 of amortization of intangible assets recognized as a result of the acquisition and an adjusted income tax provision to reflect the tax status of Ponderosa as a subsidiary of the Company. Had the Company owned Ponderosa as of December 26, 2016, the unaudited pro forma consolidated net income would have been approximately $103,000 instead of a net loss of $613,000.

Note 5. GOODWILL

Goodwill consist of the following:

December 31, 2017
Goodwill:
Fatburger	$529
Buffalo’s	5,365
Ponderosa	1,462
Total goodwill	$7,356

Note 6. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

December 31, 2017
Trademarks:
Fatburger	$2,135
Buffalo’s	27
Ponderosa	7,230
Total trademarks	9,392

Franchise agreements:
Ponderosa – cost	1,640
Ponderosa – accumulated amortization	21
1,619
Total	$11,011

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2018	$111
2019	111
2020	111
2021	110
2022	110
Thereafter	1,066
Total	$1,619

Note 7. DEFERRED INCOME

Deferred income is as follows:

December 31, 2017

Deferred franchise fees	$2,781
Deferred royalties	932

Total	$3,713

Note 8. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. In addition, an inter-company receivable of approximately $7,963,000 due from FCCG will be applied first to reduce such excess income tax payment obligation to FCCG under the Tax Sharing Agreement.

For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files its tax returns on a stand-alone basis. The taxes payable to FCCG determined by this calculation of $134,000 was offset against amounts due from FCCG as of December 31, 2017 (see Note 10).

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21%.

The reduction in the corporate tax rate under the TCJ Act required a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As a result of the Tax Reform Act, the Company recorded a tax expense of $505,000 due to a remeasurement of deferred tax assets and liabilities for the tax year ended December 31, 2017.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

December 31, 2017
Deferred tax assets (liabilities)
Deferred income	$882
Reserves and accruals	451
Other	1
Intangibles	(372)
Deferred state income tax	(25)
Total	$937

Components of the income tax provision (benefit) are as follows (in thousands):

Year Ended
December 31, 2017
Current
Federal	$134
State	24
Foreign	17
175
Deferred
Federal	320
State	(88)
232
Total income tax provision	$407

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

December 31, 2017

Tax provision (benefit) at statutory rate	$(70)
State and local income taxes	(41)
Other	13
Tax law changes	505
Total income tax provision	$407

As of December 31, 2017, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to their contribution. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 31, 2017.

Note 9. NOTE PAYABLE To FCCG

Effective October 20, 2017, FCCG contributed two of its operating subsidiaries, Fatburger and Buffalo’s, to the Company in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum, and maturing in five years (the “Related Party Debt”). The contribution was consummated pursuant to a Contribution Agreement between the Company and FCCG. Approximately $11,875,000 of the note payable to FCCG was subsequently repaid, reducing the balance to $18,125,000 at December 31, 2017. The Company recognized interest expense of $405,000 for the period ending December 31, 2017.

Note 10. Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $7,963,000 as of December 31, 2017. Beginning October 20, 2017, the receivable from FCCG bears interest at a rate of 10% per annum.

Prior to the Offering, the Company’s operations were insignificant other than structuring the Offering. During this time, FCCG provided executive administration and accounting services for the Company. The Company reimbursed FCCG for out-of-pocket costs associated with these services, but there was no allocation of FCCG’s overhead costs. Effective with the Offering, the Company assumed all direct and indirect administrative functions relating to its business.

During the period ending December 31, 2017, the Company recognized payables to FCCG in the amount of $134,000 for use of FCCG’s net operating losses for tax purposes.

NOTE 11. BUFFALO’S CREATIVE AND ADVERTISING FUND

Under the terms of its franchise agreements, the Company collects fees for creative development and advertising from its franchisees based on percentages of sales as outlined in franchise agreements. The Company is to oversee all advertising and promotional programs and is to have sole discretion over expenditures from the fund.

During the period from October 20, 2017 through December 31, 2017, Buffalo’s collected advertising fees and vender contributions of approximately $87,000. Advertising expenditures for the same period totaled approximately $50,000. The accompanying consolidated financial statements reflect the year-end balance of the advertising fund and the related advertising obligation, which were approximately $435,000 as of December 31, 2017.

Note 12. Stock based incentive plans

Effective September 30, 2017, the Company adopted the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The Plan provides a maximum of 1,000,000 shares available for grant.

On October 20, 2017, the Company granted stock options to purchase 337,500 shares under the Plan to directors and employees, each with an exercise price equal to $12.00 per share and subject to a three-year vesting requirement, with one-third of the options vesting each year. Options that are not exercised will expire 10 years following the grant date. An additional 30,000 options were granted to non-employee consultants under the same terms.

The weighted average fair value of the non-qualified stock options granted during the fiscal year ended December 31, 2017 and the assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Weighted average fair value per option granted	$2.37
Expected dividend yield	4.00%
Expected volatility	31.73%
Risk-free interest rate	1.60%
Expected term (in years)	5.75
Weighted average exercise price per share	$12.00

Based upon this valuation, the Company recognized stock based compensation expense in the amount of $89,000 during the current period with a related tax benefit of approximately $36,000. There remains $782,000 of related stock based compensation relating to these non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

The Company’s stock option activity for the period ending December 31, 2017 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at March 21, 2017 (Inception)	-
Grants	367,500	$12.00	9.8
Forfeited	(5,000)	$12.00
Expired	-
Stock options outstanding at December 31, 2017	362,500	$12.00	9.8
Stock options exercisable at December 31, 2017	-

The Company does not have a specific policy regarding the source of shares to be delivered upon the exercise of stock options. As such, new shares may be issued or shares may be repurchased in the market. As of December 31, 2017, the Company did not expect to repurchase shares during the next fiscal year.

The above information does not include warrants to purchase 80,000 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Warrants”). The Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Warrants is $15 per share. The Warrants provide that upon exercise, the Company may elect to redeem the Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the Common Stock. At the time of the Offering, the Warrants were valued at approximately $124,000, using the Black-Scholes model and the following assumptions: market price of shares: $12.00; risk free interest rate: 0.99%; expected volatility: 31.73%; expected dividend yield: 4%; and expected term: 5 years.

Note 13. Commitments and Contingencies

Litigation

Periodically, the Company is involved in litigation in the normal course of business. The Company believes that the result of any potential litigation will not have a material adverse effect on the Company’s financial condition.

Operating Leases

The Company leases corporate headquarters located in Beverly Hills, California comprising 5,478 square feet of space, pursuant to a lease that expires on April 30, 2020.

We believe that all our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs.

Note 14. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

Year Ended December 31, 2017
United States	$1,681
Other countries	492
Total revenues	$2,173

Revenues are shown based on the geographic location of our licensees. All our assets are located in the United States.

During the period ended December 31, 2017, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 15 – OPERATING SEGMENTS

Operating segments consist of (i) franchising operations conducted through Fatburger, (ii) franchising operations conducted through Buffalo’s and (iii) franchising operations conducted through Ponderosa. Each segment operates with its own management and personnel, with additional centralized support from the Company. The actual cost of the support provided by the Company is allocated to each operating segment. The following is a summary of each of the operating segments (dollars in thousands):

	Fatburger	Buffalo’s	Ponderosa	Combined

Revenues
Royalties	$985	$233	$805	$2,023
Franchise fees	138	-	2	140
Management fees	10	-	-	10

Total revenues	1,133	233	807	2,173

Expenses
General and administrative	820	215	815	1,850

Income (loss) from operations	313	18	(8)	323

Other income (expense)	56	96	(18)	134

Income (loss) before income tax expense	$369	$114	$(26)	$457

Reconciliation to consolidated net income (in thousands)

December 31, 2017

Combined segment net income before taxes	$457
Corporate expenses	(273)
Corporate other expense	(390)
Income tax expense	(407)
Net loss	$(613)

NOTE 16 – SUBSEQUENT EVENTS

Restaurant openings and Closures

Subsequent to December 31, 2017, Fatburger franchisees have opened three additional franchise locations and closed two franchise locations. Buffalo’s franchisees have opened two additional franchise locations and closed zero franchise locations. Ponderosa franchisees have opened zero additional franchise locations and closed six franchise locations.

FAT BRANDS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE PERIOD BEGINNING MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

	Dollars in thousands
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Recoveries)	Balance at End of Period
Allowance for:
Trade notes and accounts receivable	$589	$124	$-	$713

Report of Independent Registered Public Accounting Firm

Stockholder and Board of Directors

Fatburger North America Inc.

Beverly Hills, California

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fatburger North America, Inc. (the “Company”) as of October 19, 2017, and the related statements of income, stockholder’s equity, and cash flows for the period December 26, 2016 through October 19, 2017, and the related notes to the financial statements (collectively, the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 19, 2017, and the results of its operations and its cash flows for the period December 26, 2016 through October 19, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Hutchinson and Bloodgood LLP

We, or a firm acquired by us in 2012, have continuously served as auditor for the Company since 2007.

Glendale, California

April 2, 2018

FATBURGER NORTH AMERICA, INC.

Balance Sheet

October 19, 2017

Assets
Current assets
Cash	$-
Accounts receivable, net of allowance for doubtful accounts of $463,506	350,320
Other current assets	8,358
Total current assets	358,678

Due from affiliates	7,087,473

Trademarks	2,134,800

Goodwill	529,400

Deferred income taxes	1,592,694
Total assets	$11,703,045

Liabilities and STOCKholder’s Equity
Current liabilities
Deferred income	$1,892,397
Accounts payable	1,447,741
Accrued expenses	882,828
Accrued advertising	334,864
Total current liabilities	4,557,830

Deferred income – noncurrent	1,480,500

Total liabilities	6,038,330

Commitments and contingencies (Note 6)

Stockholder’s equity
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	10
Additional paid-in capital	3,500,000
Retained earnings	2,164,705

Total stockholder’s equity	5,664,715

Total liabilities and stockholder’s equity	$11,703,045

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statement of Income

For the interim period from December 26, 2016 through October 19, 2017

Revenues
Royalties	$3,797,297
Franchise fees	1,731,659
Management fees	51,115

Total revenues	5,580,071

Expenses
General and administrative	1,929,551

Total expenses	1,929,551

Income from operations	3,650,520

Other income	211,471

Income before income tax expense	3,861,991
Income tax expense	1,344,247

Net income	$2,517,744

Net income per common share - Basic	$2,517.74

Shares used in computing net income per common share	1,000

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statement of Stockholder’s Equity

For the interim period from December 26, 2016 through October 19, 2017

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at December 25, 2016	1,000	$10	$3,500,000	$4,326,961	$7,826,971

Net income	-	-	-	2,517,744	2,517,744

Dividends paid	-	-	-	(4,680,000)	(4,680,000)

Balance at October 19, 2017	1,000	$10	$3,500,000	$2,164,705	$5,664,715

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statement of Cash Flows

For the interim period from December 26, 2016 through October 19, 2017

Cash flows from operating activities
Net income	$2,517,744
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,172
Provision for bad debt expense	182,465
Changes in operating assets and liabilities:
Accounts receivable	(124,130)
Accounts payable	377,188
Accrued expenses	(254,700)
Accrued advertising	485,864
Deferred income	(780,871)

Total adjustments	(112,012)

Net cash provided by operating activities	2,405,732

Cash flows from financing activities
Dividends paid	(4,680,000)
Change in due from affiliates	2,274,268

Net cash used in financing activities	(2,405,732)

Net increase in cash	-
Cash, beginning of year	-
Cash, end of year	$-

Supplemental Disclosure of cash flow Information
Cash paid for income taxes	$-
Supplemental Disclosure of Noncash INVESTINg and Financing Activities
Income tax payable offset against amounts due from affiliates	$1,338,681

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Notes to Financial Statements

For the interim period from December 26, 2016 through October 19, 2017 (the “Interim Period”)

Note 1.	Nature of Business

Fatburger North America, Inc. (the Company), a Delaware corporation, was formed on March 28, 1990 and is a wholly-owned subsidiary of Fog Cutter Capital Group Inc. (the Parent). Prior to its transfer to the Parent on March 24, 2011, the Company was owned by Fatburger Holdings, Inc. (Holdings) as the result of a stock purchase transaction in August 2001.

Subsequent to the date of these financial statements, on October 20, 2017, the Parent contributed the Company to FAT Brands, Inc. as a wholly owned subsidiary. The Parent owns majority control of FAT Brands Inc. These financial statements have been produced to reflect the interim period beginning December 26, 2016 and ending on the date prior to the contribution to Fat Brands Inc.

The Company franchises and licenses the right to use the Fatburger name, operating procedures and method of merchandising to franchisees. Upon signing a franchise agreement, the Company is committed to provide training, some supervision and assistance, and access to Operations Manuals. As needed, the Company will also provide advice and written materials concerning techniques of managing and operating the restaurants. The franchises are operated under the name “Fatburger.” Each franchise agreement term is typically for 15 years with two additional 10-year options available. Additionally, the Company conducts a multi-market advertising campaign to enhance the corporate name and image, which is funded through advertising revenues received from its franchisees and to a lesser extent, other restaurant locations owned and operated by subsidiaries of the Parent.

As of October 19, 2017, there were 153 franchise restaurant locations operated by third parties in Arizona, California, Colorado, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Egypt, Iraq, Pakistan, Philippines, Indonesia, Malaysia, Qatar, Panama and Tunisia (the Franchisees).

Note 2.	Summary of Significant Accounting Policies

Fiscal Year End: The Company operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year method means a 53rd week is added to the fiscal year every 5 or 6 years. The accompanying financial statements reflect the Company’s interim period beginning December 26, 2016 and ending on October 19, 2017, the date prior to the contribution to Fat Brands Inc.

Accounts Receivable: Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts.

Credit and Depository Risks: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company’s customer base consists of franchisees located in Arizona, California, Colorado, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Egypt, Iraq, Pakistan, Philippines, Indonesia, Malaysia, Qatar, Panama and Tunisia. Management reviews each of its customer’s financial conditions prior to signing a franchise agreement and believes that it has adequately provided for any exposure to potential credit losses.

The Company maintains cash deposits in national financial institutions. The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to significant risk of loss.

Compensated Absences: Employees of the Parent who provide reimbursed services to the Company earn vested rights to compensation for unused vacation time. Accordingly, the Company accrues the amount of vacation compensation that employees have earned but not yet taken at the end of each fiscal year.

Goodwill and Other Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified for the Interim Period ended October 19, 2017 and prior.

Revenue Recognition: Franchise fee revenue from sales of individual franchises is recognized upon completion of training and the actual opening of a location. Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location and are payable 100% upon signing a deposit agreement. The franchise fee may be adjusted at management’s discretion or in situations involving store transfers. Deposits are non-refundable upon acceptance of the franchise application. These deposits are recorded as deferred income – current and noncurrent based upon the expected franchise restaurant openings dates. In situations where franchisees have not complied with their development timelines for opening franchise stores, the franchise rights are terminated and franchise fee revenue is recognized for non-refundable deposits.

During the Interim Period ended October 19, 2017, fifteen franchise locations were opened and twenty were closed or otherwise left the franchise system. Of the new franchise locations, four were in Canada, three were in the United States, three were in China, and one in each of Qatar, the UK, Egypt, Pakistan and Panama. Of the closed locations, three were in Canada, three were in California, two were in Washington, two were in Bahrain, two were in Saudi Arabia, and one in each of Hawaii, Pakistan, Fiji, China, Indonesia, India, Oman and Egypt.

In addition to franchise fee revenue, the Company collects a royalty of 3% to 6% of net sales from its franchisees. Royalties are recognized as revenue as the related sales are made by the franchisees. Royalties collected in advance are classified as deferred income until earned.

Segment information: The Company owns international and domestic licensed operations. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, management has determined that the Company has one operating segment and one reportable segment.

Advertising: The Company requires advertising payments of 1.95% of net sales from Fatburger restaurants located in the Los Angeles marketing area and up to 0.95% of net sales from stores located outside of the Los Angeles marketing area. International locations pay 0.20% to 0.95%. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Since advertising funds collected are required to be spent for specific advertising purposes, no revenue or expense is recorded for advertising funds.

Cumulative advertising expenditures in excess of collections are recorded as current assets and will be reimbursed by future advertising payments from franchises and other Fatburger affiliates.

Income Taxes: The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

A two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon the ultimate settlement.

Income Per Common Share: Income per share data was computed using the weighted-average number of shares outstanding during each reporting period.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. These standards are effective for the Company in our first quarter of 2018 and will be adopted using the modified retrospective method.

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services provided by the Company related to upfront fees received from franchisees such as initial or renewal fees do not currently contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in the balance sheet as a contract liability. The Company is evaluating the effect the adoption of these standards will have on future financial statements.

These standards will also have an impact on transactions currently not included in the Company’s revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate and other cost reimbursement arrangements we have with our franchisees. We do not currently include these contributions and expenditures in our Consolidated Statements of Income or Cash Flows. The new standards will impact the principal/agent determinations in these arrangements by superseding industry-specific guidance included in current GAAP. When we are the principal in these transactions we will include the related contributions and expenditures within our statements of income and cash flows. As a result of this change, we expect the increase in both total revenues and total costs and expenses, with no significant impact to net income.

These standards will not impact the recognition of our sales-based royalty fees from franchisees, which is generally our largest source of revenue. We are currently implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance also requires disclosure of the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for the Company beginning January 1, 2020. The Company elected to early adopt this standard when performing its annual goodwill impairment test in 2017. The adoption of this ASU did not have a significant financial impact on the Company’s financial statements.

Note 3.	DEFERRED INCOME

Deferred income is as follows:

October 19, 2017

Deferred franchise fees	$2,366,267
Deferred royalties	1,006,630
Total	$3,372,897

Note 4.	Income Taxes

The Company files its Federal and most state income tax returns on a consolidated basis with the Parent. For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files all of its tax returns on a stand-alone basis. The taxes payable to the Parent determined by this calculation of $1,338,681 was offset against amounts due from affiliates as of October 19, 2017 (see Note 5). Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets are as follows:

October 19, 2017
Current deferred tax assets (liabilities)
Deferred revenue	$1,187,260
Reserves and accruals	423,967
Deferred state income tax	(18,533)
Total	$1,592,694

Components of the income tax provision (benefit) are as follows:

Interim Period Ended
October 19, 2017
Current
Federal	$976,631
State	36,262
Foreign	38,851
1,051,744
Deferred
Federal	282,365
State	10,138
292,503
Total income tax provision	$1,344,247

The income tax provision related to continuing operations differ from amounts computed by applying the statutory income tax rate of 34% to pretax income is as follows:

October 19, 2017

Tax provision at statutory rate	$1,313,078
State and local income taxes	31,169
Total income tax provision	$1,344,247

As of October 19, 2017, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of October 19, 2017.

Note 5.	Related Party Transactions

The Company had open accounts with affiliated entities under the common control of the Parent resulting in net amounts due to the Company of $7,087,473 as of October 19, 2017. These advances are expected to be recovered from credits for the use of the Parents’ tax net operating losses, and to the lesser extent, from repayment by the affiliates from proceeds generated by their operations and investments.

During the Interim Period ended October 19, 2017, the receivable from affiliates was reduced in the amount of $2,274,268.

Effective in 2012, the Parent’s operations were structured in such a way that significant direct and indirect administrative functions were provided to the Company. These services include operational personnel to sell franchise rights, assist with training franchisees and assisting franchises with opening restaurants. The Parent also provides executive administration and accounting services for the Company.

The Company reimbursed the Parent for these expenses in the approximate amounts of $1,097,132 for the Interim Period ended October 19, 2017. Management reviewed the expenses recorded at the Parent and identified the common expenses that shall be allocated to the subsidiaries. These expenses were allocated based on an estimate of management’s time spent on the activities of the Parent and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity.

During the Interim Period ended October 19, 2017, the Company recognized payables to the Parent in the amount of $1,338,681 for use of the Parent’s net operating losses for tax purposes.

During the Interim Period ended October 19, 2017, the Company declared and paid dividends in the amount of $ 4,680,000 to the Parent.

Note 6.	Commitments and Contingencies

Litigation

Periodically, the Company is involved in litigation in the normal course of business. The Company believes that the result of any potential litigation will not have a material adverse effect on the Company’s financial condition.

Note 7.	geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (dollars in thousands):

Interim Period Ended October 19, 2017
United States	$2,855,347
Other countries	2,724,724
Total revenues	$5,580,071

Revenues are shown based on the geographic location of our licensees. All of our assets are located in the United States.

During the interim period ended October 19, 2017, there were no franchisees which accounted for more than 10% of the Company’s revenues.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder

Fatburger North America, Inc.

Beverly Hills, California

We have audited the accompanying balance sheets of Fatburger North America, Inc. (Company) as of December 25, 2016 and December 27, 2015 and the related statements of income, stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fatburger North America, Inc. as of December 25, 2016 and December 27, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, California

May 5, 2017

FATBURGER NORTH AMERICA, INC.

Balance Sheets

December 25, 2016 and December 27, 2015

	2016	2015
Assets
Current assets
Cash	$-	$210,872
Accounts receivable, net of allowance for doubtful accounts of $281,041 and $128,041 for 2016 and 2015, respectively	408,655	350,346
Other current assets	8,358	8,358
Advertising expenditures in excess of collections	151,000	746,187
Total current assets	568,013	1,315,763

Due from affiliates	9,361,741	8,637,095

Trademarks	2,134,800	2,134,800

Goodwill	529,400	529,400

Deferred income taxes	1,594,866	2,588,408
Total assets	$14,188,820	$15,205,466

Liabilities and STOCKholder’s Equity
Current liabilities
Deferred income	$1,339,080	$1,584,402
Accounts payable	1,070,553	1,034,485
Accrued expenses	1,137,528	1,098,180

Total current liabilities	3,547,161	3,717,067

Deferred income – noncurrent	2,814,688	5,507,500

Total liabilities	6,361,849	9,224,567

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	10	10
Additional paid in capital	3,500,000	3,500,000
Retained earnings	4,326,961	2,480,889

Total stockholder’s equity	7,826,971	5,980,899

Total liabilities and stockholder’s equity	$14,188,820	$15,205,466

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statements of Income

Years Ended December 25, 2016 and December 27, 2015

	2016	2015
Revenues
Royalties	$4,632,243	$5,143,702
Franchise fees	3,750,374	2,305,950
Management fees	74,388	82,851

Total revenues	8,457,005	7,532,503

Expenses
General and administrative	2,932,326	2,589,604

Total expenses	2,932,326	2,589,604

Income before income tax expense	5,524,679	4,942,899
Income tax expense	1,978,607	2,282,692

Net income	$3,546,072	$2,660,207

Net income per common share - Basic	$3,546.08	$2,660.21

Shares used in computing net income per common share	1,000	1,000

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statements of Stockholder’s Equity

Years Ended December 25, 2016 and December 27, 2015

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at December 28, 2014	1,000	$10	$3,500,000	$6,820,682	$10,320,692

Net income	-	-	-	2,660,207	2,660,207

Dividends paid	-	-	-	(7,000,000)	(7,000,000)

Balance at December 27, 2015	1,000	10	3,500,000	2,480,889	5,980,899

Net income	-	-	-	3,546,072	3,546,072

Dividends paid	-	-	-	(1,700,000)	(1,700,000)

Balance at December 25, 2016	1,000	$10	$3,500,000	$4,326,961	$7,826,971

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statements of Cash Flows

Years Ended December 25, 2016 and December 27, 2015

	2016	2015
Cash flows from operating activities
Net income	$3,546,072	$2,660,207
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	993,542	299,561
Provision for bad debt expense	153,000	135,394
Changes in operating assets and liabilities:
Accounts receivable	(211,309)	(53,602)
Advertising expenditures in excess of collections	595,187	372,610
Accounts payable	36,068	238,849
Accrued expenses	39,348	181,237
Deferred income	(2,938,134)	245,642

Total adjustments	(1,332,298)	1,419,691

Net cash provided by operating activities	2,213,774	4,079,898

Cash flows from financing activities
Dividends paid	(1,700,000)	(7,000,000)
Change in due from affiliates	(724,646)	3,130,974

Net cash used in financing activities	(2,424,646)	(3,869,026)

Net increase (decrease) in cash	(210,872)	210,872
Cash, beginning of year	210,872	-
Cash, end of year	$-	$210,872

Supplemental Disclosure of cash flow Information
Cash paid for income taxes	$29,973	$152,275
Supplemental Disclosure of Noncash INVESTINg and Financing Activities
Note payable assumed by the Parent	$-	$152,510

Income tax payable offset against amounts due from affiliates	$920,946	$1,793,283

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Notes to Financial Statements

December 25, 2016 and December 27, 2015

Note 1.	Nature of Business

Fatburger North America, Inc. (the Company), a Delaware corporation, was formed on March 28, 1990 and is a wholly-owned subsidiary of Fog Cutter Capital Group Inc. (the Parent). Prior to its transfer to the Parent on March 24, 2011, the Company was owned by Fatburger Holdings, Inc. (Holdings) as the result of a stock purchase transaction on August 2001.

The Company franchises and licenses the right to use the Fatburger name, operating procedures and method of merchandising to franchisees. Upon signing a franchise agreement, the Company is committed to provide training, some supervision and assistance, and access to Operations Manuals. As needed, the Company will also provide advice and written materials concerning techniques of managing and operating the restaurants. The franchises are operated under the name “Fatburger.” Each franchise agreement term is typically for 15 years with two additional 10-year options available. Additionally, the Company conducts a multi-market advertising campaign to enhance the corporate name and image, which is funded through advertising revenues received from its franchisees and to a lesser extent, other restaurant locations owned and operated by subsidiaries of the Parent.

As of December 25, 2016, there were 161 franchise restaurant locations operated by third parties in Arizona, California, Colorado, Hawaii, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Bahrain, Egypt, Iraq, Pakistan, Philippines, Indonesia, India, Malaysia, Fiji, Oman, Qatar and Tunisia (the Franchisees).

Note 2.	Summary of Significant Accounting Policies

Fiscal Year End: The Company operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry, the Company measures its stores’ performance based upon 7 day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. Accordingly, the accompanying financial statements reflect the Company’s fiscal year ends of December 25, 2016 and December 27, 2015. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years.

Accounts Receivable: Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts.

Credit and Depository Risks: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company’s customer base consists of franchisees located in Arizona, California, Colorado, Hawaii, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Bahrain, Egypt, Iraq, Pakistan, Philippines, Indonesia, India, Malaysia, Fiji, Oman, Qatar and Tunisia. Management reviews each of its customer’s financial conditions prior to signing a franchise agreement and believes that it has adequately provided for any exposure to potential credit losses.

The Company maintains cash deposits in national financial institutions. The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to significant risk of loss.

Note 2.	Summary of Significant Accounting Policies (Continued)

Compensated Absences: Employees of the Parent who provide reimbursed services to the Company earn vested rights to compensation for unused vacation time. Accordingly, the Company accrues the amount of vacation compensation that employees have earned but not yet taken at the end of each fiscal year.

Goodwill and Other Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified for the years ended December 25, 2016 and prior.

Revenue Recognition: Franchise fee revenue from sales of individual franchises is recognized upon completion of training and the actual opening of a location. Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location, and are payable 100% upon signing a deposit agreement. The franchise fee may be adjusted at management’s discretion or in situations involving store transfers. Deposits are nonrefundable upon acceptance of the franchise application. These deposits are recorded as deferred income – current and noncurrent based upon the expected franchise restaurant openings dates. The Company acknowledges that some of its franchisees have not complied with their development timelines for opening franchise stores. These franchise rights are terminated and franchise fee revenue is recognized for non-refundable deposits.

During the year ended December 25, 2016, thirteen franchise locations were opened and ten were closed or otherwise left the franchise system. Of the new franchise locations, three were in Canada; three were in the United States; two were in Pakistan; and one in each of Tunisia, China, Philippines, Egypt and Iraq. Of the closed locations, three were in California, and one in each of Nevada, Washington, Maryland, Pakistan, Indonesia, Kuwait, and Malaysia.

During the year ended December 27, 2015, eighteen franchise locations were opened and ten were closed or otherwise left the franchise system. Of the new franchise locations, five were in Canada; four were in California; two were in Malaysia; and one in each of Tunisia, Kuwait, the UK, Qatar, UAE Fiji, and, Iraq. Of the closed locations, three were in California, and one in each of Nevada, New York, Michigan, Lebanon, UAE, Bahrain, and Saudi Arabia.

In addition to franchise fee revenue, the Company collects a royalty of 3% to 6% of net sales from its franchisees. Royalties are recognized as revenue as the related sales are made by the franchisees. Royalties collected in advance are classified as deferred income until earned.

Segment information: The Company owns international and domestic licensed operations. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, Management has determined that the Company has one operating segment and one reportable segment.

Advertising: The Company requires advertising payments of 1.95% of net sales from Fatburger restaurants located in the Los Angeles marketing area and up to 0.95% of net sales from stores located outside of the Los Angeles marketing area. International locations pay 0.20% to 0.95%. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Since advertising funds collected are required to be spent for specific advertising purposes, no revenue or expense is recorded for advertising funds.

Cumulative advertising expenditures in excess of collections are recorded as current assets and will be reimbursed by future advertising payments from franchises and other Fatburger affiliates

Note 2.	Summary of Significant Accounting Policies (Continued)

Income Taxes: The Company accounts for income taxes using the asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate.

Income Per Common Share: Income per share data was computed using the weighted-average number of shares outstanding during each year.

Joint and Several Liabilities: Joint and several liabilities are recorded for the amount the Company agreed to pay on the basis of its arrangement among its co-obligors. See note 7 for further detail. The Company has not recorded any obligations under this arrangement as of December 25, 2016 and December 27, 2015.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Joint and Several Liabilities: Joint and several liabilities are recorded for the amount the Company agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of the co-obligors. See note 7 for further detail. The Company has not recorded any obligations under this arrangement as of December 25, 2016 and December 27, 2015.

Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effects adoption of this guidance will have on its financial statements.

Note 2.	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (continued): In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company does not currently have any leases that will have an impact on the financial statements or disclosures as a result of the adoption of this ASU.

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

Note 3.	DEFERRED INCOME

Deferred income is as follows:

	December 25, 2016	December 27, 2015

Deferred franchise fees	$3,214,016	$5,902,500
Deferred royalties	939,752	1,189,402

Total	$4,153,768	$7,091,902

Note 4.	Income Taxes

The Company files its Federal and most state income tax returns on a consolidated basis with the Parent. For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files all of its tax returns on a stand-alone basis. The taxes payable to the Parent determined by this calculation of $920,946 and $1,793,283 were offset against amounts due from affiliates as of December 25, 2016 and December 27, 2015, respectively (see Note 6). As of December 25, 2016, the Parent has estimated aggregate federal net operating loss carryforwards of $71,370,000 available to offset future federal taxable income generated by the Company. These carryforwards begin to expire in 2018.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets are as follows:

	December 25, 2016	December 27, 2015
Current deferred tax assets
Deferred franchise fees	$1,132,728	$2,082,014
Deferred royalties	331,200	419,543
Allowances	99,048	45,164
Accruals and other	20,280	18,983
State tax accrual	11,610	22,704
Total	$1,594,866	$2,588,408

Components of the income tax provision (benefit) are as follows:

	Year Ended	Year Ended
	December 25, 2016	December 27, 2015
Current
Federal	$920,946	$1,764,078
State	34,146	66,778
Foreign	29,973	152,275
	985,065	1,983,131
Deferred
Federal	956,783	(2,831)
State	36,759	302,392
	993,542	299,561
Total income tax provision	$1,978,607	$2,282,692

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	December 25, 2016	December 27, 2015

Statutory rate	34%	34%
State and local income taxes	1	7
Foreign withholding taxes	1	3
Other	-	2
Effective tax rate	36%	46%

As of December 25, 2016, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 25, 2016 and December 27, 2015.

Note 5.	NOTE PAYABLE

During 2014, one of the selling stockholders of an affiliate of the Company, Buffalo’s Franchise Concepts, Inc. made advances to the Company in the amount of $150,000, which is evidenced by a promissory note with interest at 10% per annum and a stated maturity date of December 31, 2014. The proceeds from the borrowing were advanced to the Company’s parent and used in relation to the purchase of one franchise location. During 2015, the unpaid balance of the note was combined with a note payable entered into by the Parent and the selling stockholder. As a result, the note balance was applied against amounts due from affiliates during the year ended December 27, 2015.

Note 6.	Related Party Transactions

The Company had open accounts with affiliated entities under the common control of the Parent resulting in net amounts due to the Company of $9,361,739 and $8,637,095 as of December 25, 2016 and December 27, 2015, respectively.

During the years ended December 25, 2016 and December 27, 2015, the Company made net cash advances to affiliates in the amount of $6,285,035 and $6,984,203, respectively. These advances are expected to be recovered from credits for the use of the Parents’ tax net operating losses, and to the lesser extent, from repayment by the affiliates from proceeds generated by their operations and investments.

Effective in 2012, the Parent’s operations were structured in such a way that significant direct and indirect administrative functions were provided to the Company. These services include operational personnel to sell franchise rights, assist with training franchisees and assisting franchises with opening restaurants. The Parent also provides executive administration and accounting services for the Company.

The Company reimbursed the Parent for these expenses in the approximate amounts of $1,699,947 and $1,474,404 for the years ended December 25, 2016 and December 27, 2015, respectively. Management reviewed the expenses recorded at the Parent and identified the common expenses that shall be allocated to the subsidiaries. These expenses were allocated based on an estimate of management’s time spent on the activities of the Parent and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity.

During the years ended December 25, 2016 and December 27, 2015, the Company recognized payables to the Parent in the amount of $920,946 and $1,793,283, respectively, for use of the Parent’s net operating losses for tax purposes.

During the years ended December 25, 2016 and December 27, 2015, the Company declared and paid dividends in the amount of $ 1,700,000 and $7,000,000, respectively.

Note 7.	Commitments and Contingencies

Litigation

Periodically, the Company is involved in litigation in the normal course of business. The Company believes that the result of any potential litigation will not have a material adverse effect on the Company’s financial condition.

On June 1, 2010, the Company and certain of its affiliates became subject to a judgment payable to GE Capital Franchise Finance Corporation (GEFFC) for approximately $4,300,000. On October 11, 2011, GEFFC agreed to accept payments in full satisfaction of the obligation totaling approximately $2,600,000 plus interest at 5%. Subsequently, the Parent made payments totaling approximately $2,000,000, plus interest to GEFFC. As of December 25, 2016, the balance remaining to be paid on the discounted judgment was approximately $580,000. No proceeds were received by the Company, however the Company is jointly and severally liable as a co-borrower.

Lease Guarantees

The Company had guaranteed the operating lease for one Fatburger restaurant that was to be a joint venture between an affiliate of the Company and a separate third party. This lease went into default in 2008, and the landlord called the Company on its guarantee. The Company settled with this landlord for approximately $271,000, to be paid out in monthly installments of $12,000 until paid in full. The Company fulfilled its obligation and obtained a release from the landlord in 2014.

The Company had guaranteed the operating lease for one Fatburger restaurant owned by an affiliate of the Company. This lease went into default in 2008, and the landlord called the Company on its guarantee. The Company settled with this landlord for approximately $60,000, to be paid out in monthly installments of $2,000 over a period of 30 months beginning in October 2009. The liability of $60,000 was recorded in the financial statements as of December 28, 2008. The Company made $4,000 in payments after the settlement and has not heard from the landlord since then. In 2014, the Company wrote off the debt from its balance sheet.

Note 8.	geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows:

	Year Ended December 25, 2016	Year Ended December 27, 2015
United States	$3,591,953	$3,875,580
Other countries	4,865,052	3,656,923
Total revenues	$8,457,005	$7,532,503

Revenues are shown based on the geographic location of our licensees. All of our assets are located in the United States.

During the year ended December 25, 2016, one franchisee accounted for more than 10% of the Company’s revenues, with total revenues of $1,053,337. During the year ended December 27, 2015, the Company had no single franchisee that accounted for more than 10% of its revenues.

Report of Independent Registered Public Accounting Firm

Stockholder and Board of Directors

Buffalo’s Franchise Concepts, Inc. and Subsidiary

Beverly Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Buffalo’s Franchise Concepts, Inc. (the “Company”) and subsidiary as of October 19, 2017, and the related statements of income, stockholder’s equity, and cash flows for the period December 26, 2016 through October 19, 2017, and the related notes to the financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of October 19, 2017, and the results of their operations and their cash flows for the period December 26, 2016 through October 19, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

\s\ Hutchinson and Bloodgood LLP

We, or a firm acquired by us in 2012, have continuously served as auditor for the Company since 2011.

Glendale, California

April 2, 2018

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Balance Sheet

October 19, 2017

Assets
Current assets
Cash	$35,335
Accounts receivable, net of allowance for doubtful accounts of $15,616	31,753
Other current assets	11
Total current assets	67,099

Due from affiliates	904,197
Trademarks	27,000
Goodwill	5,365,100
Deferred tax assets	104,011
Buffalo’s creative and advertising fund	397,995
Total assets	$6,865,402

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$182,682
Accrued expenses	81,570
Deferred income	116,958
Total current liabilities	381,210

Deferred income – noncurrent	147,980
Buffalo’s creative and advertising fund - contra	397,995
Total liabilities	927,185

Commitments and contingencies (Notes 6 and 7)

Stockholder’s equity
Common stock, $.001 par value, 50,000,000 shares authorized	—
Additional paid-in capital	5,138,946
Retained earnings	799,271
Total stockholder’s equity	5,938,217
Total liabilities and stockholder’s equity	$6,865,402

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statement of Operations

For the interim period from December 26, 2016 through October 19, 2017

Revenues
Royalties	$992,855
Franchise fees	529,944
Total revenues	1,522,799

Expenses
General and administrative	568,167
Total expenses	568,167

Income from operations	954,632

Other income	-

Income before taxes	954,632

Income tax expense	353,330

Net income	$601,302

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholder’s Equity

For the interim period from December 26, 2016 through October 19, 2017

	Additional
	Paid-In	Retained
	Capital	Earnings	Total

Balance, December 25, 2016	$5,138,946	$1,847,969	$6,986,915

Net income	—	601,302	601,302

Dividend distribution	—	(1,650,000)	(1,650,000)

Balance, October 19, 2017	$5,138,946	$799,271	$5,938,217

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

For the interim period from December 26, 2016 through October 19, 2017

Cash flows from operating activities
Net income	$601,302
Adjustments to reconcile net income to net cash flows provided by operating activities:
Provision for bad debt expense	15,616
Deferred income taxes	146,033
Changes in current operating assets and liabilities:
Accounts receivable	6,145
Other current assets	-
Accounts payable	85,298
Accrued expenses	(6,086)
Deferred income	(551,319)
Total adjustments	(304,313)
Net cash flows provided by operating activities	296,989

Cash flows from financing activities
Change in advances to affiliates	1,388,346
Dividend distribution	(1,650,000)
Net cash flows used in financing activities	(261,654)

Net increase in cash	35,335

Cash, beginning of year	—

Cash, end of year	$35,335

Supplemental Disclosure of cash flow Information
Cash paid for income taxes	$-

Supplemental Disclosure of Noncash INVESTING and Financing Activities

Income tax payable offset against amounts due from affiliates	$187,702

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the interim period from December 26, 2016 through October 19, 2017 (the “Interim Period”)

Note 1. Nature of business

Buffalo’s Franchise Concepts, Inc. is a Nevada corporation formed in June 2006. On December 8, 2006, the Nevada corporation acquired all the issued and outstanding common stock of Buffalo’s Franchise Concepts, Inc., a Georgia corporation (BFCI-GA), which became a wholly-owned subsidiary. On November 28, 2011, all the issued and outstanding stock of the Nevada corporation was acquired by Fog Cap Development LLC (Fog Cap), a wholly-owned subsidiary of Fog Cutter Capital Group Inc. (the “Parent”).

Subsequent to the date of these financial statements, on October 20, 2017, the Parent contributed the Company to FAT Brands, Inc. as a wholly-owned subsidiary. The Parent owns majority control FAT Brands Inc. These financial statements have been produced to reflect the interim period beginning December 26, 2017 and ending on the date prior to the contribution to FAT Brands.

Buffalo’s Franchise Concepts, Inc., through its wholly-owned subsidiary, grants store franchise and development agreements for the operation of casual dining restaurants (Buffalo’s Southwest Cafés) and quick service restaurants outlets (Buffalo’s Express). The restaurants specialize in the sale of Buffalo-Style chicken wings, chicken tenders, burgers, ribs, wrap sandwiches, and salads. Franchisees are licensed to use the Company’s trade name, service marks, trademarks, logos, and unique methods of food preparation and presentation.

In 2012, the Parent began co-branding its Buffalo’s Express restaurants with Fatburger restaurants, the Parent’s other fast casual brand. These co-branded restaurants sell products of both brands and share back-of-the-house facilities.

At October 19, 2017, there were 18 operating Buffalo’s Southwest Cafés restaurants and 72 co-branded Buffalo’s Express restaurants. All these restaurants were franchise locations except for one Buffalo’s Southwest Café restaurant which was owned by an affiliate.

Note 2. Summary of significant accounting policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Buffalo’s Franchise Concepts, Inc. and its wholly-owned subsidiary, Buffalo’s Franchise Concepts, Inc., a Georgia corporation, (collectively, the Company). All significant intercompany accounts have been eliminated in consolidation.

Accounts Receivable: Accounts receivable consist of royalty fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of October 19, 2017, the accounts receivable was net of an allowance for doubtful accounts in the amount of $15,616.

Credit and Depository Risks: The Company maintains its cash accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to significant risk of loss.

The Company’s customer base consists of franchisees located in Georgia, Texas, California, Canada, the UK, Qatar, Saudi Arabia, Tunisia, Malaysia, Panama, and the Philippines. Management reviews each of its customer’s financial conditions prior to signing a franchise agreement and believes that it has adequately provided for any exposure to potential credit losses.

Fiscal Year End: The Company operates on a 52-week calendar year. The fiscal year ends on the Sunday closest to December 31. Consistent with the industry, Buffalo measures its stores’ performance based upon 7 day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year method means a 53rd week is added to the fiscal year every 5 or 6 years. The accompanying consolidated financial statements reflect the Company’s interim period beginning December 26, 2016 and ending on October 19, 2017, the date prior to the contribution to FAT Brands.

Goodwill and Other Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually or more frequently if indicators arise. Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives and are also reviewed for impairment annually or more frequently if indications arise. No impairment has been identified as of October 19, 2017.

Franchise rights are amortized over the remaining lives of the agreements at the date of acquisition. All franchise rights were fully amortized prior to the Interim Period.

Revenue Recognition: The Company recognizes revenues from franchise sales upon commencement of operations by a franchisee. Franchise fee revenue from sales of individual franchises is recognized upon completion of training and the actual opening of a location. Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location and are payable 100% upon signing a deposit agreement. The Company typically charges a $25,000 co-brand conversion fee.

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers. Deposits are non-refundable upon acceptance of the franchise application. These deposits are recorded as deferred income – current and noncurrent based upon the expected franchise restaurant opening dates. In situations where franchisees have not complied with their development timelines for opening franchise stores, the franchise rights are terminated and franchise fee revenue is recognized for non-refundable deposits.

In addition to franchise fee revenue, the Company collects a royalty calculated as a percentage of net sales from its franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees.

During 2008 and 2009, the Company received a total of $500,000 from a franchisee of three restaurants in exchange for an exclusive area agreement for ten counties in the state of Georgia and reduced service fees for the franchisee’s restaurants for a ten-year period. The franchisee is required to open four new franchise restaurants in the exclusive territory during the ten-year term of the agreement. The deferred fee is being amortized into income ratably over the ten-year term. Service fee revenues recognized in the Interim Period pursuant to the agreement totaled $36,375. As of October 19, 2017, there remained deferred fees of $32,333 relating to the exclusive area agreement.

Advertising: The Company generally requires advertising payments of 2.0% of net sales from Buffalo’s Southwest Café restaurants. Co-branded restaurants generally pay 0.20% to 1.95%. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Since the Company acts in a fiduciary role to collect and disburse these advertising funds, no revenue or expense is recorded.

Advertising funds are segregated from other Company assets and the balance of the Buffalo’s Creative and Advertising Fund is recorded as an asset by the Company with the offsetting advertising obligation recorded as a liability, Buffalo’s Creative and Advertising Fund – Contra.

Income Taxes: The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

A two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon the ultimate settlement.

Estimates: The preparation of financial statements in accordance with GAAP requires the use of estimates in determining assets, liabilities, revenues and expenses. Actual results may differ from those estimates.

Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. These standards are effective for the Company in our first quarter of 2018 and will be adopted using the modified retrospective method.

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services provided by the Company related to upfront fees received from franchisees such as initial or renewal fees do not currently contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in the consolidated balance sheet as a contract liability. The Company is evaluating the effect the adoption of these standards will have on the future financial statements.

These standards will also have an impact on transactions currently not included in the Company’s revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate and other cost reimbursement arrangements we have with our franchisees. We do not currently include these contributions and expenditures in our consolidated statements of income or cash flows. The new standards will impact the principal/agent determinations in these arrangements by superseding industry-specific guidance included in current GAAP. When we are the principal in these transactions we will include the related contributions and expenditures within our consolidated statements of income and cash flows. As a result of this change, we expect the increase in both total revenues and total costs and expenses, with no significant impact to Net Income. The assets and liabilities held by advertising cooperatives, which have historically been reported as Buffalo’s Creative and Advertising Fund is recorded as an asset by the Company with the offsetting advertising obligation recorded as a liability, Buffalo’s Creative and Advertising Fund – Contra, respectively, will be included within the respective balance sheet caption to which the assets and liabilities relate.

These standards will not impact the recognition of our sales-based royalty fees from franchisees, which is generally our largest source of revenue. We are currently implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company does not currently have any leases that will have an impact on the consolidated financial statements or disclosures as a result of the adoption of this ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance also requires disclosure of the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for the Company beginning January 1, 2020. The Company elected to early adopt this standard when performing its annual goodwill impairment test in 2017. The adoption of this ASU did not have a significant financial impact on the Company’s financial statements.

Note 3. Related party transactions

The Company has made cumulative net advances to affiliated entities under the common control of the Parent in the amount of $904,197 as of October 19, 2017. These advances are expected to be recovered through repayment for the use of the Parent’s tax net operating losses and from proceeds generated by the affiliates’ operations and investments.

Effective in 2013, the Parent’s operations were structured in such a way that significant direct and indirect administrative functions were provided to the Company. These services include operational personnel to sell franchise rights, assist with training franchisees and assisting franchisees with opening restaurants. The Parent also provides executive administration and accounting services for the Company. Expenses are allocated based on an estimate of management’s time spent on the activities of the Parent and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity. These expenses were $236,108 for the 2017 Interim Period and were reimbursed to the Parent in cash.

During the Interim Period, the Company recorded obligations to the Parent in the amount of $187,702 for use of the Parent’s net operating losses for tax purposes.

During the Interim Period, the Company declared and paid dividends in the amount of $1,650,000.

Note 4. Income taxes

The Company files its Federal and most state income tax returns on a consolidated basis with the Parent. For financial reporting purposes, the Company calculates its tax provision as if the Company files its tax returns on a stand-alone basis. The taxes payable to the Parent determined by this calculation of $187,702 were offset against the balances due from affiliates as of October 19, 2017.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis.

Significant components of the Company’s net deferred tax assets are as follows:

October 19, 2017
Net deferred tax assets (liabilities)
Deferred revenue	$102,028
Reserves and accruals	6,285
Deferred state income tax	(4,302)
Total	$104,011

Components of the income tax provision are as follows for the years ended:

October 19, 2017
Current
Federal	$136,048
State	19,594
155,642
Deferred
Federal	173,718
State	23,969
197,687
Total income tax expense	$353,329

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows:

October 19, 2017

Tax provision at statutory rate	$324,574
State taxes	28,755
Total income tax provision	$353,329

As of October 19, 2017, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of October 19, 2017.

Note 5. Buffalo’s creative and advertising fund

Under the terms of its franchise agreements, the Company collects fees for creative development and advertising from its franchisees based on percentages of sales as outlined in franchise agreements. The Company is to oversee all advertising and promotional programs and is to have sole discretion over expenditures from the fund.

During the Interim Period, the Company collected advertising fees and vender contributions of $430,098. Advertising expenditures for the same period totaled $222,159. The accompanying consolidated financial statements reflect the year-end balance of the advertising fund and the related advertising obligation, which was approximately $397,995 as of October 19, 2017.

Note 6. commitments AND CONTINGENCIES

Litigation: Periodically, the Company is involved in litigation in the normal course of business. The Company believes that the result of any potential litigation will not have a material adverse effect on the Company’s financial condition.

Note 7. Retirement plan

The Company has a profit sharing plan (the Plan) with a 401(k) feature covering substantially all employees. There were no contributions made by the Company under the Plan for the Interim Period.

Note 8. geographic location and major franchisees

Revenues by geographic area are as follows:

Interim Period Ended
October 19, 2017

United States	$849,139
Other countries	673,660
Total revenues	$1,522,799

Revenues are shown based on the geographic location of our licensees. All our assets are located in the United States.

During the 2017 Interim Period, four franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $197,429, $176,428, $230,757 and $325,000.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder

Buffalo’s Franchise Concepts, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Buffalo’s Franchise Concepts, Inc. and Subsidiary (Company) as of December 25, 2016 and December 27, 2015 and the related consolidated statements of operations, stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Buffalo’s Franchise Concepts, Inc. and Subsidiary as of December 25, 2016 and December 27, 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, California
May 5, 2017

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 25, 2016 and December 27, 2015

	2016	2015
Assets
Current assets
Cash	$—	$40,899
Accounts receivable	53,514	44,672
Other current assets	11	11
Total current assets	53,525	85,582

Due from affiliates	2,292,543	1,946,744
Trademarks	27,000	27,000
Goodwill	5,365,100	5,365,100
Deferred tax assets	250,044	322,294
Buffalo’s creative and advertising fund	191,058	24,079
Total assets	$8,179,270	$7,770,799

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$97,384	$83,033
Accrued expenses	87,656	21,967
Deferred income	253,333	389,333
Amount due selling stockholders	—	35,890
Total current liabilities	438,373	530,223

Deferred income – noncurrent	562,924	687,924
Buffalo’s creative and advertising fund - contra	191,058	24,079
Total liabilities	1,192,355	1,242,226

Commitments and contingencies (Notes 6 and 7)

Stockholder’s equity
Common stock, $.001 par value, 50,000,000 shares authorized	—	—
Additional paid-in capital	5,138,946	5,138,946
Retained earnings	1,847,969	1,389,627
Total stockholder’s equity	6,986,915	6,528,573
Total liabilities and stockholder’s equity	8,179,270	7,770,799

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 25, 2016 and December 27, 2015

	2016	2015
Revenues
Royalties	$1,348,910	$1,317,050
Franchise fees	255,000	706,366
Total revenues	1,603,910	2,023,416

Expenses
General and administrative	663,212	732,402
Total expenses	663,212	732,402

Income from operations	940,698	1,291,014

Other income	35,890	85,421

Income before taxes	976,588	1,376,435

Income tax expense	318,246	528,317

Net income	$658,342	$848,118

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholder’s Equity

For the Years Ended December 25, 2016 and December 27, 2015

	Additional
	Paid-In	Retained
	Capital	Earnings	Total

Balance, December 28, 2014	$5,138,946	$941,509	$6,080,455

Net income	—	848,118	848,118

Dividend distribution	—	(400,000)	(400,000)

Balance, December 27, 2015	5,138,946	1,389,627	6,528,573

Net income	—	658,342	658,342

Dividend distribution	—	(200,000)	(200,000)

Balance, December 25, 2016	$5,138,946	$1,847,969	$6,986,915

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 25, 2016 and December 27, 2015

	2016	2015
Cash flows from operating activities
Net income	$658,342	$848,118
Adjustments to reconcile net income to net cash flows provided by operating activities:
Amortization	—	10,000
Deferred income taxes	72,250	272,315
Changes in current operating assets and liabilities:
Accounts receivable	(8,842)	44,278
Other current assets	—	23,822
Accounts payable	14,351	(4,462)
Accrued expenses	65,689	(5,604)
Deferred income	(261,000)	(658,500)
Total adjustments	(117,552)	(318,151)
Net cash flows provided by operating activities	540,790	529,967

Cash flows from financing activities
Advances to affiliates	(345,799)	(60,751)
Repayments of loans from selling stockholders	(35,890)	(28,317)
Dividend distribution	(200,000)	(400,000)
Net cash flows used in financing activities	(581,689)	(489,068)

Net increase (decrease) in cash	(40,899)	40,899

Cash, beginning of year	40,899	—

Cash, end of year	$—	$40,899

Supplemental Disclosure of cash flow Information
Cash paid for income taxes	$2,323	$17,511

Supplemental Disclosure of Noncash INVESTING and Financing Activities

Income tax payable offset against amounts due from affiliates	$243,673	$238,491

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 25, 2016 and December 27, 2015

Note 1. Nature of business

Buffalo’s Franchise Concepts, Inc. is a Nevada corporation formed in June 2006. On December 8, 2006, the Nevada corporation acquired all of the issued and outstanding common stock of Buffalo’s Franchise Concepts, Inc., a Georgia corporation (BFCI-GA), which became a wholly-owned subsidiary. On November 28, 2011, all of the issued and outstanding stock of the Nevada corporation was acquired by Fog Cap Development LLC (Fog Cap), a wholly-owned subsidiary of Fog Cutter Capital Group Inc. (the Parent).

Buffalo’s Franchise Concepts, Inc., through its wholly-owned subsidiary, grants store franchise and development agreements for the operation of casual dining restaurants (Buffalo’s Southwest Cafés) and quick service restaurants outlets (Buffalo’s Express). The restaurants specialize in the sale of Buffalo-Style chicken wings, chicken tenders, burgers, ribs, wrap sandwiches, and salads. Franchisees are licensed to use the Company’s trade name, service marks, trademarks, logos, and unique methods of food preparation and presentation.

In 2012, the Parent began co-branding its Buffalo’s Express restaurants with Fatburger restaurants, the Parent’s other fast casual brand. These co-branded restaurants sell products of both brands and share back-of-the-house facilities.

At December 25, 2016, there were 21 operating Buffalo’s Southwest Cafés restaurants and 64 co-branded Buffalo’s Express restaurants. All of these restaurants were franchise locations except for one Buffalo’s Southwest Café restaurant which was owned by an affiliate. At December 27, 2015, there were 19 operating Buffalo’s Southwest Cafés restaurants and 62 co-branded Buffalo’s Express restaurants.

Note 2. Summary of significant accounting policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Buffalo’s Franchise Concepts, Inc. and its wholly-owned subsidiary, Buffalo’s Franchise Concepts, Inc., a Georgia corporation, (collectively, the Company). All significant intercompany accounts have been eliminated in consolidation.

Accounts Receivable: Accounts receivable consist of royalty fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of December 25, 2016 and December 27, 2015, no allowance for doubtful accounts was recorded as the collectability of the receivable was reasonably assured.

Credit and Depository Risks: The Company maintains its cash accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to significant risk of loss.

The Company’s customer base consists of franchisees located in Georgia, Texas, California, Canada, the UK, the UAE, Qatar, Saudi Arabia, Pakistan, Tunisia Malaysia, and the Philippines. Management reviews each of its customer’s financial conditions prior to signing a franchise agreement and believes that it has adequately provided for any exposure to potential credit losses.

Note 2. Summary of significant accounting policies (Continued)

Fiscal Year End: The Company operates on a 52-week calendar year. The fiscal year ends on the Sunday closest to December 31. Consistent with the industry, Buffalo measures its stores’ performance based upon 7 day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. Accordingly, the accompanying financial statements reflect the Company’s fiscal year ends of December 25, 2016 and December 27, 2015. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years.

Goodwill and Other Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually or more frequently if indicators arise. Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives, but are also reviewed for impairment annually or more frequently if indications arise. No impairment has been identified as of December 25, 2016 and December 27, 2015.

Franchise rights are amortized over the remaining lives of the agreements at the date of acquisition in December 2011. The weighted average amortization period is 64 months. Amortization expense for the year ended December 27, 2015 was approximately $10,000 and the rights were fully amortized as of December 27, 2015.

Revenue Recognition: The Company recognizes revenues from franchise sales upon commencement of operations by a franchisee. Franchise fee revenue from sales of individual franchises is recognized upon completion of training and the actual opening of a location. Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location, and are payable 100% upon signing a deposit agreement. The Company typically charges a $25,000 co-brand conversion fee.

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers. Deposits are non-refundable upon acceptance of the franchise application. These deposits are recorded as deferred income – current and noncurrent based upon the expected franchise restaurant opening dates. The Company acknowledges some of its franchisees have not compiled with their development timelines for opening franchise stores. These franchise rights are terminated and franchise fee revenue is recognized for non-refundable deposits.

In addition to franchise fee revenue, the Company collects a royalty calculated as a percentage of net sales from its franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees.

During 2008 and 2009, the Company received a total of $500,000 from a franchisee of three restaurants in exchange for an exclusive area agreement for ten counties in the state of Georgia and reduced service fees for the franchisee’s restaurants for a ten-year period. The franchisee is required to open four new franchise restaurants in the exclusive territory during the ten-year term of the agreement.

Segment information: The Company owns international and domestic licensed operations. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, Management has determined that the Company has one operating segment and one reportable segment.

Note 2. Summary of significant accounting policies (Continued)

Revenue Recognition (continued): The deferred fee is being amortized into income ratably over the ten-year term. Service fee revenues recognized in 2016 and 2015 pursuant to the agreement were $48,500 each year. As of December 25, 2016 and December 27, 2015, there remained deferred fees of approximately $80,800 and $129,300, respectively, relating to the exclusive area agreement.

Advertising: The Company generally requires advertising payments of 2.0% of net sales from Buffalo’s Southwest Café restaurants. Co-branded restaurants generally pay 0.20% to 1.95%. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Since the Company acts in a fiduciary role to collect and disburse these advertising funds, no revenue or expense is recorded.

Advertising funds are segregated from other Company assets and the balance of the Buffalo’s Creative and Advertising Fund is recorded as an asset by the Company with the offsetting advertising obligation recorded as a liability, Buffalo’s Creative and Advertising Fund - Contra.

Income Taxes: The Company accounts for income taxes using the asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate.

Estimates: The preparation of financial statements in accordance with GAAP requires the use of estimates in determining assets, liabilities, revenues and expenses. Actual results may differ from those estimates.

Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-04, which defers the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

Recently Issued Accounting Standards (continued): In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company does not currently have any leases that will have an impact on the consolidated financial statements or disclosures as a result of the adoption of this ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Related party transactions

The Company has made cumulative advances to affiliated entities under the common control of the Parent in the amount of $2,492,543 and $1,946,744 as of December 25, 2016 and December 27, 2015, respectively. These advances are expected to be recovered through repayment for the use of the Parent’s tax net operating losses, and to a lesser extent from proceeds generated by the affiliates operations and investments.

Effective in 2013, the Parent’s operations were structured in such a way that significant direct and indirect administrative functions were provided to the Company. These services include operational personnel to sell franchise rights, assist with training franchisees and assisting franchisees with opening restaurants. The Parent also provides executive administration and accounting services for the Company. Expenses are allocated based on an estimate of management’s time spent on the activities of the Parent and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity. These expenses were approximately $294,000 and $240,000, for the years ended December 25, 2016 and December 27, 2015, respectively and were reimbursed to the Parent in cash.

During the years ended December 25, 2016 and December 27, 2015, the Company recorded obligations to the Parent in the amount of $243,673 and $238,491 for use of the Parent’s net operating losses for tax purposes, respectively.

As of December 25, 2016, and December 27, 2015, one Buffalo’s Southwest Café was operated by a relative of an officer. Royalty fees from this related party in 2016 and 2015 were approximately $64,000 and $68,000, respectively.

During the years ended December 25, 2016 and December 27, 2015, the Company declared and paid dividends in the amount of $200,000 and $400,000, respectively.

Note 4. Income taxes

The Company files its Federal and most state income tax returns on a consolidated basis with the Parent. For financial reporting purposes, the Company calculates its tax provision as if the Company files its tax returns on a stand-alone basis. The taxes payable to the Parent determined by this calculation of $243,673 and $238,491 were offset against the balances due from affiliates as of December 25, 2016 and December 27, 2015, respectively. As of December 25, 2016, the Parent has estimated aggregate federal net operating loss carry forwards of $71,370,000 to offset future federal taxable income generated by the Parent and its subsidiaries, including the Company. These carryforwards begin to expire in 2018.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis.

Significant components of the Company’s net deferred tax assets are as follows:

	December 25, 2016	December 27, 2015
Net deferred tax assets
Deferred franchise fees	$250,044	$322,294
Deferred royalties	27,483	43,973
Reserve	(27,483)	(43,973)
Total	$250,044	$322,294

Components of the income tax provision are as follows for the years ended:

	December 25, 2016	December 27, 2015
Current
Federal	$243,673	$238,491
State	—	—
Foreign	2,323	17,511
	245,996	256,002
Deferred
Federal	72,250	272,315
State	—	—
	72,250	272,315
Total income tax expense	$318,246	$528,317

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	December 25, 2016	December 27, 2015

Statutory rate	34%	34%
Foreign withholding taxes	—	1
Effect of differences in estimated tax rates	(1)	3
Effective tax rate	33%	38%

As of December 25, 2016, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 25, 2016 and December 27, 2015.

Note 5. Buffalo’s creative and advertising fund

Under the terms of its franchise agreements, the Company collects fees for creative development and advertising from its franchisees based on percentages of sales as outlined in franchise agreements. The Company is to oversee all advertising and promotional programs and is to have sole discretion over expenditures from the fund.

During the years ended December 25, 2016 and December 27, 2015, the Company collected advertising fees and vender contributions of approximately $559,000 and $569,000, respectively. Advertising expenditures for the years 2016 and 2015 totaled approximately $392,000 and $591,000, respectively. The accompanying consolidated financial statements reflect the year-end balance of the advertising fund and the related advertising obligation, which were approximately $191,000 and $24,000 as of December 25, 2016 and December 27, 2015, respectively.

Note 6. commitments AND CONTINGENCIES

Litigation: Periodically, the Company is involved in litigation in the normal course of business. The Company believes that the result of any potential litigation will not have a material adverse effect on the Company’s financial condition.

Operating Leases: The Company entered into an office lease on March 1, 2012 with an unrelated entity. The lease had a one year term with multiple twelve month extensions, and terminated on June 30, 2016.

Total rent expense under operating leases for the years ended December 25, 2016 and December 27, 2015 was approximately $5,000 and $18,000, respectively.

Note 7. Retirement plan

The Company has a profit sharing plan (the Plan) with a 401(k) feature covering substantially all employees. There were no contributions made by the Company under the Plan for 2016 and 2015.

Note 8. geographic location and major franchisees

Revenues by geographic area are as follows:

	Year Ended	Year Ended
	December 25, 2016	December 27, 2015

United States	$1,083,692	$1,116,243
Other countries	520,218	907,173
Total revenues	$1,603,910	$2,023,416

Revenues are shown based on the geographic location of our licensees. All of our assets are located in the United States.

During the year ended December 25, 2016, three franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $345,759, $236,843 and $219,000. During the year ended December 25, 2016, three franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $470,000, $231,641 and $222,253.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT BRANDS INC.

By:	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer

The undersigned directors and officers of FAT Brands Inc. do hereby constitute and appoint Andrew A. Wiederhorn and Ron Roe, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

DATE	NAME AND TITLE

April 2, 2018	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer and Director (Principal Executive Officer)

April 2, 2018	/s/ Ron Roe
Ron Roe
Chief Financial Officer (Principal Financial and Accounting Officer)

April 2, 2018	/s/ Edward Rensi
Edward Rensi, Chairman of the Board

April 2, 2018	/s/ Marc L. Holtzman
Marc L. Holtzman, Director

April 2, 2018	/s/ Squire Junger
Squire Junger, Director

April 2, 2018	/s/ Silvia Kessel
Silvia Kessel, Director

April 2, 2018	/s/ Jeff Lotman
Jeff Lotman, Director

April 2, 2018	/s/ James Neuhauser
James Neuhauser, Director

50

EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, effective October 19, 2017.	10-Q	3.1	12/04/2017
3.2	Bylaws of the Company, effective May 21, 2017	1-A	3.2	09/27/2017
4.1	Common Stock Purchase Warrant, dated October 20, 2017, issued to Tripoint Global Equities, LLC.	10-Q	4.1	12/04/2017
10.1	Contribution Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.	10-Q	10.1	12/04/2017
10.2	Tax Sharing Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.	10-Q	10.2	12/04/2017
10.3	Voting Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.	10-Q	10.3	12/04/2017
10.4	Promissory Note, dated October 20, 2017, issued by the Company to Fog Cutter Capital Group Inc.	10-Q	10.4	12/04/2017
10.5	Intercompany Promissory Note, dated October 20, 2017, issued by Fog Cutter Capital Group Inc. to the Company.	10-Q	10.5	12/04/2017
10.6	Form of Indemnification Agreement, dated October 20, 2017, between the Company and each director and executive officer.	1-A	6.3	09/06/2017
10.7	Selling Agency Agreement, dated October 20, 2017, between the Company and Tripoint Global Equities, LLC.	1-A	1.1	10/03/2017
10.8	Membership Interest Purchase Agreement (Hurricane AMT, LLC), dated November 14, 2017, between the Company and Gama Group LLC, Salient Point Trust, Satovsky Enterprises, LLC, Mapes Holdings LLC and Martin O’Dowd.	8-K	2.1	11/17/2017
10.9	2017 Omnibus Equity Incentive Plan	1-A	6.1	09/27/2017
10.10	Office Lease, dated November 10, 2016, by and among Duesenberg Investment Company, LLC, Fatburger North America, Inc., Fog Cutter Capital Group Inc., and Fatburger Corporation	1-A	6.2	09/06/2017
11.1	Computation of Loss Per Common Share				X
21.1	Significant Subsidiaries				X
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

51