Form 10-Q
period 2018-04-01
Fat Brands, Inc
filed 2018-05-16
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

As of May 6, 2018 there were 10,153,600 shares of common stock outstanding

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

April 1, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	April 1, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$15	$32
Accounts receivable, net of allowance of $734 and $699 for doubtful accounts, respectively	1,142	918
Trade notes receivable, net of allowance of $17 for doubtful accounts	151	77
Other current assets	233	153
Total current assets	1,541	1,180

Trade notes receivable – noncurrent, net of allowance of $17 for doubtful accounts	260	346
Due from affiliates	8,811	7,963
Deferred income taxes	1,781	937
Goodwill	7,356	7,356
Other intangible assets, net	10,983	11,011
Other assets	197	7
Buffalo’s creative and advertising fund	-	436
Total assets	$30,929	$29,236

Liabilities and Stockholders’ Equity (Deficiency)
Liabilities
Accounts payable	$2,823	$2,439
Deferred income	1,610	1,772
Accrued expenses	2,607	1,761
Accrued advertising	893	348
Dividend payable	1,200	-
Accrued interest payable to FCCG	-	405
Other current liabilities	116	-
Total current liabilities	9,249	6,725

Deferred income - noncurrent	5,441	1,941
Notes payable to FCCG	17,468	18,125
Buffalo’s creative and advertising fund-contra	-	436
Total liabilities	32,158	27,227

Commitments and contingencies (Note 11)	-	-

Stockholders’ Equity (Deficiency)
Common stock, $.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding	2,747	2,622
Accumulated deficit	(3,976)	(613)
Total stockholders’ equity (deficiency)	(1,229)	2,009
Total liabilities and stockholders’ equity (deficiency)	$30,929	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands, except share data)

For the thirteen weeks ended April 1, 2018 (Unaudited)

Revenue
Royalties	$2,572
Franchise fees	399
Advertising fees	596
Management fees	18
Total revenue	3,585

General and administrative expenses
Compensation and employee benefits	1,331
Travel and entertainment	124
Professional fees	210
Advertising expense	596
Other	383
Total general and administrative expenses	2,644

Income from operations	941

Non-operating income (expense)
Interest expense, net	(214)
Depreciation and amortization	(33)
Other expense, net	(1)
Total non-operating expense	(248)

Income before taxes	693

Income tax expense	184

Net income	$509

Basic income per common share	$0.05
Basic weighted average shares outstanding	10,000,000
Diluted income per common share	$0.05
Diluted weighted average shares outstanding	10,000,000
Cash dividends declared per common share	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(dollars in thousands, except share data)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2017	10,000,000	$2,622	$(613)	$2,009

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	(2,672)	(2,672)
Net income			509	509
Dividends on common stock	-	-	(1,200)	(1,200)
Share-based compensation	-	125	-	125

Balance at April 1, 2018	10,000,000	$2,747	$(3,976)	$(1,229)

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

For the thirteen weeks ended April 1, 2018 (Unaudited)

Cash flows from operating activities
Net income	$509
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	(32)
Provision for bad debts	(8)
Depreciation and amortization	33
Share-based compensation	125
Change in:
Accounts receivable	(98)
Trade notes receivable	12
Prepaid expenses	(121)
Accounts payables and accrued expense	901
Accrued advertising	(45)
Accrued interest payable to FCCG	(405)
Deferred income	(146)
Total adjustments	216
Net cash provided by operating activities	725

Cash flows from investing activities
Investment in equipment	(82)
Net cash used in investing activities	(82)

Cash flows from financing activities
Repayments of loans from FCCG	(657)
Increase in due from affiliates	(47)
Deposit toward potential equity issue	44
Net cash provided by financing activities	(660)

Net decrease in cash	(17)
Cash at beginning of period	32
Cash at end of period	$15

Supplemental disclosures of cash flow information:
Cash paid for interest	$857
Cash paid for income taxes	$-

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital lease	82
Dividends on common stock	1,200
Income taxes payable offset against amounts due from affiliates	$139

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – ORGANIZATION AND RELATIONSHIPS

FAT Brands Inc. (the “Company”) was formed on March 21, 2017 as a wholly-owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, the Company completed an initial public offering and issued additional shares of common stock representing 20 percent of its ownership (the “Offering”). The net proceeds of the Offering were approximately $20,930,000 after deducting the selling agent fees and offering expenses. The Company’s common stock trades on the Nasdaq Capital Market under the symbol “FAT.”

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

The Company did not begin operations until October 20, 2017. As a result, prior year comparative results are not presented in the accompanying statement of operations and statement of cash flows.

At April 1, 2018, certain Company officers and directors controlled, directly or indirectly, a significant voting majority of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – FAT Brands Inc. is a multi-brand franchising company specializing in fast casual restaurant concepts around the world through its subsidiaries: Fatburger, Buffalo’s and Ponderosa. Each subsidiary licenses the right to use its brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.

Fatburger restaurants serve a variety of freshly made-to-order Fatburgers, Turkeyburgers, Chicken Sandwiches, Veggieburgers, French fries, onion rings, soft-drinks and milkshakes.

Buffalo’s grants franchises for the operation of casual dining restaurants (Buffalo’s Southwest Cafés) and quick service restaurants outlets (Buffalo’s Express). The restaurants specialize in the sale of Buffalo-Style chicken wings, chicken tenders, burgers, ribs, wrap sandwiches, and salads.

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

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries: Fatburger, Buffalo’s and Ponderosa. Intercompany accounts have been eliminated in consolidation.

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

Franchise revenue – Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees. In addition to franchise fee revenue, the Company collects a royalty ranging from 0.75% to 6% of gross sales from restaurants operated by franchisees. Royalties are recorded as revenue as the related sales are made by the franchisees. Any royalties received prior to the related sales are deferred and recognized when earned. Costs relating to continuing franchise support are expensed as incurred.

The Company operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter.

Advertising – The Company requires advertising payments based on a percent of net sales from franchisees. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the statement of operations. Assets and liabilities associated with the related advertising fees are consolidated on the Company’s balance sheet.

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

Share-based compensation – The Company has a non-qualified stock option plan which provides for options to purchase shares of the Company’s common stock. Options issued under the plan may have a variety of terms as determined by the Board of Directors including the option term, the exercise price and the vesting period. Options granted to employees and directors are valued at the date of grant and recognized as an expense over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Stock options issued to non-employees as compensation for services are accounted for based upon the estimated fair value of the stock option. The Company recognizes this expense over the period in which the services are provided. Management utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options issued by the Company. See Note 9 for more details on the Company’s share-based compensation.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard replaces most existing revenue recognition guidance in U.S. GAAP. These standards became effective for the Company on January 1, 2018.

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied as specified in the contract. The agreements for services provided by the Company related to upfront fees received from franchisees (such as initial or renewal fees) do not currently contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. Previously, we recognized upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opened for initial fees and when renewal options became effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in the consolidated balance sheet as a contract liability.

The new standards also had an impact on transactions previously not included in the Company’s revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising arrangements we have with our franchisees. The Company did not previously include these contributions and expenditures in its consolidated statements of operations or cash flows. Under the new standards, the Company will recognize advertising fees and the related expense in its consolidated statements of operations or cash flows. The Company will also consolidate the assets and liabilities related to advertising fees on its balance sheet.

These standards will not impact the recognition of our sales-based royalties from franchisees, which is generally our largest source of revenue. We are implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application. An adjustment to increase deferred revenue in the amount of $3,482,000 was established on the date of adoption relating to fees received through December 31, 2017 that would have been deferred and recognized over the term of each respective franchise store agreement if the new guidance had been applied in the past. A deferred tax asset of $810,000 related to this contract liability was also established on the date of adoption. These adjustments had the effect of increasing beginning accumulated deficit by approximately $2,672,000.

Adopting the new accounting standards for revenue affected several financial statement line items for the thirteen weeks ended April 1, 2018. The following tables provide the affected amounts as reported in these Unaudited Consolidated Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of April 1, 2018 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Accounts receivable	$1,142	$1,070
Due from affiliates	$8,811	$8,086
Deferred income taxes	$1,781	$969
Accounts payable	$2,823	$2,446
Deferred income	$7,051	$3,745
Accrued advertising	$893	$493
Accumulated deficit	$(3,976)	$(1,482)

For the thirteen weeks ended April 1, 2018 (in thousands except per share data)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Operations:
Franchise fees	$399	$222
Advertising fees	$596	$-
Advertising expense	$596	$-
Net income	$509	$332
Earnings per common share - basic	$0.05	$0.03
Earnings per common share - diluted	$0.05	$0.03

For the thirteen weeks ended April 1, 2018 (in thousands)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Cash Flows:
Net income	$509	$332
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	$(98)	$(152)
Deferred income	$(146)	32
Accounts payable and accrued expenses	$901	$7
Accrued advertising	$(44)	$145
Increase in due from affiliates	$(47)	(123)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

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

Note 3. GOODWILL

Goodwill consists of the following (in thousands):

	April 1, 2018	December 31, 2017
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Ponderosa	1,462	1,462
Total goodwill	$7,356	$7,356

Note 4. OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	April 1, 2018	December 31, 2017
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Ponderosa	7,230	7,230
Total trademarks	9,392	9,392

Franchise agreements:
Ponderosa – cost	1,640	1,640
Ponderosa – accumulated amortization	(49)	(21)
	1,591	1,619
Total	$10,983	$11,011

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2018	$83
2019	111
2020	111
2021	110
2022	110
Thereafter	1,066
Total	$1,591

Note 5. DEFERRED INCOME

Deferred income is as follows:

	April 1, 2018	December 31, 2017

Deferred franchise fees	6,211	$2,781
Deferred royalties	840	932
Total	$7,051	$3,713

Note 6. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. In addition, an inter-company receivable of approximately $8,811,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files its tax returns on a stand-alone basis. The taxes payable to FCCG determined by this calculation of $139,000 was offset against amounts due from FCCG as of April 1, 2018 (see Note 8).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	April 1, 2018	December 31, 2017
Deferred tax assets (liabilities)
Deferred income	$1,758	$882
Reserves and accruals	454	451
Intangibles	(401)	(372)
Deferred state income tax	(49)	(25)
Loss carryforward	19	1
Total	$1,781	$937

Components of the income tax provision are as follows (in thousands):

Thirteen Weeks
Ended April 1, 2018
Current
Federal	$140
State	28
Foreign	48
216
Deferred
Federal	(19)
State	(13)
(32)
Total income tax provision	$184

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax income as follows (in thousands):

April 1, 2018

Tax provision at statutory rate	$146
State and local income taxes	13
Other	25
Total income tax provision	$184

As of April 1, 2018, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to their contribution. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of April 1, 2018.

Note 7. NOTE PAYABLE To FCCG

Effective October 20, 2017, FCCG contributed two of its operating subsidiaries, Fatburger and Buffalo’s, to the Company in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum, and maturing in five years (the “Related Party Debt”). The contribution was consummated pursuant to a Contribution Agreement between the Company and FCCG. Approximately $12,532,000 of the note payable to FCCG was subsequently repaid, reducing the balance to $17,468,000 at April 1, 2018. The Company recognized interest expense of $452,000 for the thirteen weeks ended April 1, 2018.

Note 8. Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $8,811,000 as of April 1, 2018. Beginning October 20, 2017, the receivable from FCCG bears interest at a rate of 10% per annum. During the thirteen weeks ended April 1, 2018, $233,000 of accrued interest income was added to the balance of the receivable from FCCG.

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

During the period ending April 1, 2018, the Company recognized payables to FCCG in the amount of $139,000 for use of FCCG’s net operating losses for tax purposes (See Note 6).

Note 9. Stock based incentive plans

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

During the thirteen weeks ended April 1, 2018, the Company granted stock options to purchase 25,000 shares under the Plan to employees, each with an exercise price equal to $12.00 per share and subject to a three-year vesting requirement, with one-third of the options vesting each year. Options that are not exercised will expire 10 years following the grant date.

The weighted average fair value of the non-qualified stock options granted during the thirteen weeks ended April 1, 2018 and the assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Weighted average fair value per option granted	$2.27
Expected dividend yield	4.00%
Expected volatility	31.73%
Risk-free interest rate	1.60% - 2.39%
Expected term (in years)	5.75
Weighted average exercise price per share	$12.00

The Company’s stock option activity for the thirteen weeks ended April 1, 2018 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 31, 2017	362,500	$12.00	9.8
Grants	25,000	$12.00	9.9
Forfeited	(5,000)	$12.00	-
Expired	-	-	-
Stock options outstanding at April 1, 2018	382,500	$12.00	9.6
Stock options exercisable at April 1, 2018	-

The Company recognized share-based compensation expense in the amount of $125,000 during the thirteen weeks ended April 1, 2018, with a related tax benefit of approximately $37,000. There remains $637,000 of related share-based compensation relating to these non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

The Company does not have a specific policy regarding the source of shares to be delivered upon the exercise of stock options. As such, new shares may be issued or shares may be repurchased in the market. As of April 1, 2018, the Company did not expect to repurchase shares during the next fiscal year.

The above information does not include warrants to purchase 80,000 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $15 per share. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock. At the time of the Offering, the Common Stock Warrants were valued at approximately $124,000, using the Black-Scholes model and the following assumptions: market price of shares: $12.00; risk free interest rate: 0.99%; expected volatility: 31.73%; expected dividend yield: 4%; and expected term: 5 years.

Note 10. DIVIDENDS ON COMMON STOCK

The Company’s Board of Directors declared an initial quarterly dividend of $0.12 per share of common stock, payable on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018. The Company recorded the dividend payable in the amount of $1,200,000 on March 30, 2018. On April 16, 2018, FCCG elected to reinvest its dividend of $960,000 in newly issued common shares of the Company at $6.25 per share, the closing market price of the shares on that date. As a result, the Company issued 153,600 shares of common stock to FCCG in satisfaction of the dividend payable. The issuance of these shares to FCCG was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. FCCG acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

Note 11. Commitments and Contingencies

Litigation

The Company is involved in litigation in the normal course of business. The Company believes that the result of this litigation will not have a material adverse effect on the Company’s financial condition.

Operating Leases

The Company leases corporate headquarters located in Beverly Hills, California comprising 5,478 square feet of space, pursuant to a lease that expires on April 30, 2020.

We believe that all our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs.

Note 12. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

April 1, 2018
United States	$2,748
Other countries	837
Total revenues	$3,585

Revenues are shown based on the geographic location of our licensees. All our assets are located in the United States.

During the thirteen weeks ended April 1, 2018, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 13 – OPERATING SEGMENTS

Operating segments consist of (i) franchising operations conducted through Fatburger, (ii) franchising operations conducted through Buffalo’s and (iii) franchising operations conducted through Ponderosa. Each segment operates with its own management and personnel, with additional centralized support from the Company. The actual cost of the support provided by the Company is allocated to each operating segment. The following is a summary of each of the operating segments for the thirteen weeks ended April 1, 2018 (dollars in thousands):

	Fatburger	Buffalo’s	Ponderosa	Combined

Revenues
Royalties	$1,288	$313	$971	$2,572
Franchise fees	384	4	11	399
Advertising fees	316	140	140	596
Management fees	18	-	-	18
Total revenues	2,006	457	1,122	3,585

Expenses
General and administrative	1,154	354	912	2,420

Income from operations	852	103	210	1,165

Other income (expense)	78	148	(23)	203

Income before income tax expense	$930	$251	$187	$1,368

Reconciliation to consolidated net income (in thousands)

April 1, 2018

Combined segment net income before taxes	$1,368
Corporate general and administrative expenses	(224)
Corporate other expense, net	(451)
Income tax expense	(184)
Net income	$509

NOTE 14 – SUBSEQUENT EVENTS

Restaurant Openings and Closures

Subsequent to April 1, 2018, Fatburger franchisees have opened three additional franchise locations and closed two franchise locations. Buffalo’s and Ponderosa franchisees have not opened or closed any restaurants since April 1, 2018.

Senior Secured Redeemable Debentures

On April 27, 2018, the Company established a credit facility with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCA, pursuant to which TCA agreed to lend the Company up to $5,000,000 through the purchase of Senior Secured Redeemable Debentures issued by the Company (the “Debentures”).

A total of $2,000,000 was funded by TCA in connection with the initial closing on April 27, 2018, and the Company issued to TCA an initial Debenture with a face amount of $2,000,000, maturing on October 27, 2019 and bearing interest at the rate of 15% per annum. The Company has the right to prepay the Debentures, in whole or in part, at any time prior to maturity without penalty. The Company will make interest only payments during the first four months, followed by fully amortizing payments for the balance of the term. The Company paid a commitment fee of 2% of issued Debentures for the facility, and agreed to pay an investment banking fee of $170,000. The Company used the net proceeds for working capital purposes and repayment of other indebtedness.

The amounts borrowed under the Purchase Agreement are guaranteed by the Company’s operating subsidiaries and by FCCG, pursuant to a Guaranty Agreement in favor of TCA. The Company’s obligations under the Debentures are also secured by a Security Agreement, granting TCA a security interest in substantially all of its assets. In addition, FCCG’s obligations under the Guaranty Agreement are secured by a pledge in favor of TCA of certain shares of common stock that Fog Cutter holds in the Company. During the term of the Purchase Agreement, the Company is prohibited from incurring additional indebtedness, with customary exceptions for ordinary course financing arrangements and subordinated indebtedness.

Dividend Payable

On April 16, 2018, FCCG elected to reinvest its dividend of $960,000 in newly issued common shares of the Company at $6.25 per share, the closing market price of the shares on that date. As a result, the Company issued 153,600 shares of common stock to FCCG in satisfaction of the dividend payable. The issuance of these shares to FCCG was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. FCCG acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. (See Note 10)

FATBURGER NORTH AMERICA, INC.

Balance Sheets

April 1, 2018 and December 31, 2017

	April 1, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets
Cash	$323	$-
Accounts receivable, net	534,012	472,430
Other current assets	8,358	8,358
Total current assets	542,693	480,788

Due from affiliates	7,575,871	7,172,833

Deferred income taxes	1,737,832	1,037,728

Trademarks	2,134,800	2,134,800

Goodwill	529,400	529,400
Total assets	$12,520,596	$11,355,549

Liabilities and Stockholder’s Equity
Current liabilities
Deferred income	$1,178,689	$1,732,249
Accounts payable	1,208,572	1,452,668
Accrued advertising	492,665	348,454
Accrued expenses	870,534	868,828

Total current liabilities	3,750,460	4,402,199

Deferred income – noncurrent	5,242,128	1,605,500

Total liabilities	8,992,588	6,007,699

Commitments and contingencies (Note 6)

Stockholder’s equity
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in capital	5,664,705	5,664,705
Accumulated deficit	(2,136,707)	(316,865)

Total stockholder’s equity	3,528,008	5,347,850

Total liabilities and stockholder’s equity	$12,520,596	$11,355,549

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statements of Income

For the Thirteen weeks ended April 1, 2018 and March 26, 2017

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(unaudited)	(unaudited)
Revenues
Royalties	$1,288,093	$1,153,467
Franchise fees	383,548	795,016
Advertising fees	316,598	-
Management fees	17,500	15,000

Total revenues	2,005,739	1,963,483

General and administrative expenses
General and administrative	837,160	580,213
Advertising expense	316,598	-

Total general and administrative expenses	1,153,758	580,213

Income from operations	851,981	1,383,270

Non-operating income (expense)
Interest income	78,957	-
Depreciation and amortization	(365)	-
Other	(585)	-
Total non-operating income (expense)	78,007	-

Income before taxes	929,988	1,383,270

Income tax expense	224,579	496,531

Net income	$705,409	$886,739

Net income per common share - Basic	$705.41	$886.74

Shares used in computing net income per common share	1,000	1,000

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statement of Stockholder’s Equity

For the Thirteen weeks ended April 1, 2018

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	1,000	$10	$5,664,705	$(316,865)	$5,347,850

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	-	(2,525,251)	(2,525,251)

Net income	-	-	-	705,409	705,409

Balance at April 1, 2018	1,000	$10	$5,664,705	$(2,136,707)	$3,528,008

The accompanying notes are an integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statements of Cash Flows

For the Thirteen weeks ended April 1, 2018 and March 26, 2017

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$705,409	$886,739
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(23,964)	297,866
Provision for bad debt expense	7,946	25,428
Changes in operating assets and liabilities:
Accounts receivable	(69,528)	(135,827)
Other current assets		-
Accounts payable	(244,096)	55,395
Accrued advertising	144,211	215,815
Accrued expenses	1,706	(22,023)
Deferred income	(118,323)	(810,875)

Total adjustments	(302,048)	(374,221)

Net cash provided by operating activities	403,361	512,518

Cash flows from financing activities
Dividends paid	-	(500,000)
Change in due from affiliates	(403,038)	(12,518)

Net cash used in financing activities	(403,038)	(512,518)

Net increase in cash	323	-
Cash, beginning of period	-	-
Cash, end of period	$323	$-

Supplemental Disclosure of cash flow Information
Cash paid for income taxes	$218	$-
Supplemental Disclosure of Noncash Investing and Financing Activities
Income tax payable offset against amounts due from affiliates	$216,911	$204,504

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Notes to Financial Statements

For the Thirteen Weeks Ended April 1, 2018 and March 26, 2017

(unaudited)

Note 1.	Nature of Business

Fatburger North America, Inc., a Delaware corporation (the “Company”), was formed on March 28, 1990 and is a wholly-owned subsidiary of FAT Brands Inc. (“FAT”). Prior to its transfer to FAT on October 20, 2017, the Company was owned by Fog Cutter Capital Group Inc. (“FCCG”). FCCG owns the controlling interest in FAT. The Company was previously a subsidiary of Fatburger Holdings as the result of a stock purchase transaction in August 2001 and was transferred to FCCG on March 24, 2011.

The Company franchises and licenses the right to use the Fatburger name, operating procedures and method of merchandising to franchisees. Upon signing a franchise agreement, the Company is committed to provide training, some supervision and assistance, and access to Operations Manuals. As needed, the Company will also provide advice and written materials concerning techniques of managing and operating the restaurants. The franchises are operated under the name “Fatburger.” Each franchise agreement term is typically for 15 years with two additional 10-year options available. Additionally, the Company conducts a multi-market advertising campaign to enhance the corporate name and image, which is funded through advertising revenues received from its franchisees and to a lesser extent, other restaurant locations owned and operated by subsidiaries of FCCG.

As of April 1, 2018, there were 153 franchise restaurant locations operated by third parties in Arizona, California, Colorado, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Egypt, Iraq, Pakistan, Philippines, Indonesia, Panama, Malaysia, Qatar and Tunisia (the Franchisees).

Note 2.	BASIS OF PRESENTATION

The accompanying interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included elsewhere herein.

The information provided in this report reflects all adjustments (consisting solely of normal, recurring items) that are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods presented. Interim results are not necessarily indicative of results to be expected for a full year.

The accompanying balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date included elsewhere herein.

Accounts Receivable: Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of April 1, 2018 and December 31, 2017, allowance for doubtful accounts was $554,874 and $546,928, respectively.

Credit and Depository Risks: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company’s customer base consists of franchisees located in Arizona, California, Colorado, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Egypt, Iraq, Pakistan, Philippines, Indonesia, Panama, Malaysia, Qatar and Tunisia. Management reviews each of its customer’s financial conditions prior to signing a franchise agreement and believes that it has adequately provided for any exposure to potential credit losses.

The Company maintains cash deposits in national financial institutions. The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to significant risk of loss.

Compensated Absences: Employees of FCCG who provide reimbursed services to the Company earn vested rights to compensation for unused vacation time. Accordingly, the Company accrues the amount of vacation compensation that employees have earned but not yet taken at the end of each fiscal year.

Revenue Recognition: Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees. In addition to franchise fee revenue, the Company collects a royalty ranging from 3% to 6% of gross sales from restaurants operated by franchisees. Royalties are recorded as revenue as the related sales are made by the franchisees. Any royalties received prior to the related sales are deferred and recognized when earned. Costs relating to continuing franchise support are expensed as incurred.

Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location and are payable 100% upon signing a deposit agreement. The franchise fee may be adjusted at management’s discretion or in situations involving store transfers. Deposits are nonrefundable upon acceptance of the franchise application. In the event that franchisees default on their development timelines for opening franchise stores, the franchise rights are terminated and franchise fee revenue is recognized in the amount of the remaining non-refundable deposits.

During the thirteen weeks ended April 1, 2018, two franchise locations were opened and three were closed or otherwise left the franchise system. Both new franchise locations opened in California. Of the closed locations, two were closed in the UAE and one was closed in Pakistan. During the thirteen weeks ended March 26, 2017, six franchise locations were opened and four were closed or otherwise left the franchise system. Of the new franchise locations, two were in California, and one each were in Canada, China, Qatar and the UK. Of the closed franchise locations, one each were in Hawaii, Washington, Indonesia and the UAE.

In addition to franchise fee revenue, the Company collects a royalty of 3% to 6% of net sales from its franchisees. Royalties are recognized as revenue as the related sales are made by the franchisees. Royalties collected in advance are classified as deferred income until earned.

Advertising: The Company requires advertising payments of 1.95% of net sales from Fatburger restaurants located in the Los Angeles marketing area and up to 2.00% of net sales from stores located outside of the Los Angeles marketing area. International locations pay 0.20% to 2.00%. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the statement of operations. Assets and liabilities associated with advertising fees are consolidated on the Company’s balance sheet.

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

Segment information: The Company has international and domestic licensed operations. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, Management has determined that the Company has one operating segment and one reportable segment.

Recently Adopted Accounting Standards: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard replaces most existing revenue recognition guidance in U.S. GAAP. These standards became effective for the Company on January 1, 2018.

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied as specified by the contract. The agreements for services provided by the Company related to upfront fees received from franchisees (such as initial or renewal fees) do not currently contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. Previously, we recognized upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opened for initial fees and when renewal options became effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in the consolidated balance sheet as a contract liability.

The new standards also had an impact on transactions previously not included in the Company’s revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising arrangements we have with our franchisees. The Company did not previously include these contributions and expenditures in its consolidated statements of operations or cash flows. Under the new standards, the Company will recognize advertising fees and the related expense in its consolidated statements of operations or cash flows. The Company will also consolidate the assets and liabilities related to advertising fees on its balance sheet.

These standards will not impact the recognition of our sales-based royalties from franchisees, which is generally our largest source of revenue. We are implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application. An adjustment to increase deferred revenue in the amount of $3,201,000 was established on the date of adoption relating to fees received through December 31, 2017 that would have been deferred and recognized over the term of each respective franchise store agreement if the new guidance had been applied in the past. A deferred tax asset of $676,000 related to this contract liability was also established on the date of adoption. These adjustments had the effect of increasing beginning retained deficit by approximately $2,525,000.

Adopting the new accounting standards for revenue affected several financial statement line items for the thirteen weeks ended April 1, 2018. The following tables provide the affected amounts as reported in these Unaudited Consolidated Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of April 1, 2018

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Balance Sheet:
Deferred income taxes	$1,737,832	$1,061,691
Deferred income	$6,420,817	$3,381,306
Accumulated (deficit) earnings	$(2,136,707)	$226,663

For the thirteen weeks ended April 1, 2018

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Statement of Operations:
Franchise fees	$383,548	$221,667
Advertising fees	$316,598	$-
Advertising expense	$316,598	$-
Net income	$705,409	$543,528
Earnings per common share - basic	$705.41	$543.53
Earnings per common share - diluted	$705.41	$543.53

For the thirteen weeks ended April 1, 2018 (in thousands)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Statement of Cash Flows:
Net income	$705,409	$543,528
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income	$(118,323)	$43,557

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 and the Company adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018. The adoption of ASU 2016-02 is not expected to have a significant effect on the Company’s financial statements.

Note 3.	DEFERRED INCOME

Deferred income is as follows:

	April 1, 2018	December 31, 2017
Deferred franchise fees	$5,580,592	$2,438,000
Deferred royalties	840,225	899,749

Total	$6,420,817	$3,337,749

Deferred income – current	$1,178,689	$1,732,249
Deferred income – noncurrent	5,242,128	1,605,500

Total	$6,420,817	$3,337,749

Note 4.	Income Taxes

The Company files its Federal and most state income tax returns on a consolidated basis with FCCG. For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files all of its tax returns on a stand-alone basis. The taxes payable to FCCG determined by this calculation of $216,911 and $204,504 were offset against amounts due from affiliates as of April 1, 2018 and March 26, 2017, respectively (see Note 5).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets are as follows:

	April 1, 2018	December 31, 2017
Current deferred tax assets (liabilities)
Deferred franchise fees and royalties	$1,489,861	$778,827
Allowances and accurals	285,209	280,895
State tax accrual	(37,238)	(21,994)
Total	$1,737,832	$1,037,728

Components of the income tax provision are as follows:

	Thirteen weeks Ended
	April 1, 2018	March 26, 2017
Current
Federal	$216,913	$204,504
State	25,101	7,437
Foreign	6,529	(13,276)
	248,543	198,665
Deferred
Federal	(21,944)	276,133
State	(2,020)	21,733
	(23,964)	297,866
Total income tax provision	$224,579	$496,531

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% and 34% to pretax loss as follows for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively:

	Thirteen weeks Ended
	April 1, 2018	March 26, 2017
Statutory rate	21%	34%
State and local income taxes	2%	1%
Other	1%	-
Effective tax rate	24%	35%

As of April 1, 2018, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of April 1, 2018 and March 26, 2017.

Note 5.	Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $7,575,871 and $7,172,833 as of April 1, 2018 and December 31, 2017, respectively.

Effective in 2012, FCCG’s operations were structured in such a way that significant direct and indirect administrative functions were provided to the Company. These services include operational personnel to sell franchise rights, assist with training franchisees and assisting franchises with opening restaurants. FCCG also provided executive administration and accounting services for the Company.

Prior to becoming a subsidiary of FAT Brands, the Company reimbursed FCCG for these expenses in the approximate amounts of $317,949 for the thirteen weeks ended March 26, 2017. Management reviewed the expenses recorded at FCCG and identified the common expenses that shall be allocated to the subsidiaries. These expenses were allocated based on an estimate of management’s time spent on the activities of FCCG and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity.

During the thirteen weeks ended April 1, 2018 and March 26, 2017, the Company recognized payables to FCCG in the amount of $216,911 and $204,504, respectively, for use of FCCG’s net operating losses for tax purposes.

Note 6.	Commitments and Contingencies

The Company is involved in litigation in the normal course of business. The Company believes that the result of this litigation will not have a material adverse effect on the Company’s financial condition.

Note 7.	geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows:

	Thirteen weeks Ended
	April 1, 2018	March 26, 2017
	(unaudited)	(unaudited)

United States	$1,379,892	$851,722
Other countries	625,847	1,111,761
Total revenues	$2,005,739	$1,963,483

Revenues are shown based on the geographic location of our licensees. All of our assets are located in the United States.

During the thirteen weeks ended April 1, 2018, no franchisee accounted for more than 10% of the Company’s revenues. During the thirteen weeks ended March 26, 2017, two franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $362,328 and $220,643.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

April 1, 2018 and December 31, 2017

	April 1, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets
Cash	$-	$-
Accounts receivable, net	89,941	54,893
Other current assets	11	11
Total current assets	89,952	54,904

Due from affiliates	1,628,497	1,010,915
Deferred tax assets	152,258	72,887
Trademarks	27,000	27,000
Goodwill	5,365,100	5,365,100
Buffalo’s Creative and Advertising Fund	-	435,514
Total assets	$7,262,807	$6,966,320

Current liabilities
Accounts payable	$469,406	$181,665
Accrued expenses	150,913	120,599
Accrued advertising	145,857	-
Deferred income	37,999	39,889
Total current liabilities	804,175	342,153

Deferred income – noncurrent	354,938	212,924
Buffalo’s Creative and Advertising Fund - contra	-	435,514
Total liabilities	1,159,113	990,591

Commitments and contingencies (Note 6)

Stockholder’s equity
Common stock, $.001 par value, 50,000,000 shares authorized	-	-
Additional paid-in capital	5,938,217	5,938,217
Retained earnings	165,477	37,512
Total stockholder’s equity	6,103,694	5,975,729
Total liabilities and stockholder’s equity	7,262,807	6,966,320

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Thirteen and Thirteen weeks ended April 1, 2018 and March 26, 2017

	Thirteen weeks Ended
	April 1, 2018	March 26, 2017
	(unaudited)	(unaudited)

Revenues
Royalties	$312,938	$308,271
Franchise fees	4,447	105,000
Advertising fees	139,490	-
Total revenues	456,875	413,271

Expenses
General and administrative	214,655	139,737
Advertising expense	139,490	-
Total expenses	354,145	139,737

Income from operations	102,730	273,534

Other income	148,203	200

Income before taxes	250,933	273,734

Income tax expense	70,612	96,244

Net income	$180,321	$177,490

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statement of Stockholder’s Equity

For the Thirteen weeks ended April 1, 2018

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2017	-	$5,938,217	$37,512	$5,975,729

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	(52,356)	(52,356)

Net income	-	-	180,321	180,321

Balance at April 1, 2018	-	$5,938,217	$165,477	$6,103,694

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Thirteen weeks ended April 1, 2018 and March 26, 2017

	Thirteen weeks Ended
	April 1, 2018	March 26, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$180,321	$177,490
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	24,969	39,823
Changes in current operating assets and liabilities:
Accounts receivable	48,854	(4,898)
Accounts payable and accrued liability	73,024	(2,849)
Accrued advertising	(106,261)	-
Deferred income	(16,572)	(117,125)
Total adjustments	24,014	(85,049)
Net cash flows provided by operating activities	204,335	92,441

Cash flows from financing activities
Advances to affiliates	204,335	7,559
Dividend distribution	-	(100,000)
Net cash flows used in financing activities	204,335	(92,441)

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental Disclosure of cash flow Information
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities
Income tax payable offset against amounts due from affiliates	$32,959	$56,422

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Thirteen weeks ended April 1, 2018 and March 26, 2017

(unaudited)

Note 1.	Nature of business

Buffalo’s Franchise Concepts, Inc. is a Nevada corporation formed in June 2006. On December 8, 2006, the Nevada corporation acquired all of the issued and outstanding common stock of Buffalo’s Franchise Concepts, Inc., a Georgia corporation (BFCI-GA), which became a wholly-owned subsidiary. On November 28, 2011, all of the issued and outstanding stock of the Nevada corporation was acquired by Fog Cap Development LLC (Fog Cap), a wholly-owned subsidiary of Fog Cutter Capital Group Inc. (FCCG). On October 20, 2017, FCCG contributed 100% of the outstanding stock of the Nevada corporation to FAT Brands Inc. (FAT). FCCG is the controlling shareholder of FAT.

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

In 2012, FCCG began co-branding its Buffalo’s Express restaurants with Fatburger restaurants, FCCG’s other fast casual brand. These co-branded restaurants sell products of both brands and share back-of-the-house facilities.

At April 1, 2018, there were 18 operating Buffalo’s Southwest Cafés restaurants and 78 co-branded Buffalo’s Express restaurants. All of these restaurants were franchise locations except for one Buffalo’s Southwest Café restaurant which was owned by an affiliate. At March 26, 2017, there were 19 operating Buffalo’s Southwest Cafés restaurants and 66 co-branded Buffalo’s Express restaurants.

Note 2.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included elsewhere herein.

The information provided in this report reflects all adjustments (consisting solely of normal, recurring items) that are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods presented. Interim results are not necessarily indicative of results to be expected for a full year.

The accompanying consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date included elsewhere herein.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Buffalo’s Franchise Concepts, Inc. and its wholly-owned subsidiary, Buffalo’s Franchise Concepts, Inc., a Georgia corporation, (collectively, the Company). All significant intercompany accounts have been eliminated in consolidation.

Accounts Receivable: Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of April 1, 2018 and December 31, 2017, allowance for doubtful accounts was $74,699 and $15,616, respectively.

Credit and Depository Risks: The Company maintains its cash accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to significant risk of loss.

The Company’s customer base consists of franchisees located in Georgia, Texas, California, Canada, the UK, Qatar, Saudi Arabia, Pakistan, Tunisia, Malaysia, Panama and the Philippines. Management reviews each of its customer’s financial conditions prior to signing a franchise agreement and believes that it has adequately provided for any exposure to potential credit losses.

Revenue Recognition: Franchise fee revenue from the sale of individual franchises is recognized over the term of the franchise agreement. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees. Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location, and are payable 100% upon signing a deposit agreement. The Company typically charges a $25,000 co-brand conversion fee.

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

In addition to franchise fee revenue, the Company collects a royalty calculated as a percentage of net sales from its franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees. Any royalties received prior to the related sales are deferred and recognized when earned. Costs relating to continuing franchise support are expensed as incurred.

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

The deferred fee is being amortized into income ratably over the ten-year term. Service fee revenues recognized in each of the thirteen weeks ended April 1, 2018 and March 26, 2017 pursuant to the agreement were $12,125. As of April 1, 2018 and December 31, 2017, there remained deferred fees of $20,208 and $32,333, respectively, relating to the exclusive area agreement.

Advertising: The Company generally requires advertising payments of 2.0% of net sales from Buffalo’s Southwest Café restaurants. Co-branded restaurants generally pay 0.20% to 1.95%. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the statement of operations. Assets and liabilities associated with advertising fees are consolidated on the Company’s balance sheet.

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

Recently Adopted Accounting Standards: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard replaces most existing revenue recognition guidance in U.S. GAAP. These standards became effective for the Company on January 1, 2018.

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied as specified by the contract. The agreements for services provided by the Company related to upfront fees received from franchisees (such as initial or renewal fees) do not currently contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. Previously, we recognized upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opened for initial fees and when renewal options became effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in the consolidated balance sheet as a contract liability.

The new standards also had an impact on transactions previously not included in the Company’s revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising arrangements we have with our franchisees. The Company did not previously include these contributions and expenditures in its consolidated statements of operations or cash flows. Under the new standards, the Company will recognize advertising fees and the related expense in its consolidated statements of operations or cash flows. The Company will also consolidate the assets and liabilities related to advertising fees on its balance sheet.

These standards will not impact the recognition of our sales-based royalties from franchisees, which is generally our largest source of revenue. We are implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application. An adjustment decreasing retained earnings of $52,356 was established on the date of adoption resulting from an increase in deferred revenue of $156,696 for the franchise fees received through December 31, 2017 that would have been deferred and recognized over the term of each respective franchise store agreement if the new guidance had been applied in the past. An offsetting deferred tax asset of $104,340 related to this contract liability was also established on the date of adoption.

Adopting the new accounting standards for revenue affected several financial statement line items for the thirteen weeks ended April 1, 2018. The following tables provide the affected amounts as reported in these Unaudited Consolidated Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of April 1, 2018 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Accounts receivable	$89,941	$58,710
Deferred income taxes	$152,258	$47,918
Due from affiliates	$1,628,497	$1,214,329
Buffalo’s Creative and Advertising Fund	$-	$448,394
Buffalo’s Creative and Advertising Fund-Contra	$-	$(448,394)
Accounts payable	$469,406	$189,820
Deferred income	$392,937	$231,794
Accrued advertising	$145,857	$-
Retained earnings	$165,477	$222,280

For the thirteen weeks ended April 1, 2018

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Operations:
Franchise fees	$4,447	$-
Advertising fees	$139,490	$-
Advertising expense	$139,490	$-
Net income	$180,321	$175,874

For the thirteen weeks ended April 1, 2018 (in thousands)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Cash Flows:
Net income	$180,321	$175,874
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	$48,854	$(3,817)
Deferred income	$(16,572)	$(21,019)
Accounts payable and accrued expenses	$73,024	$8,155
Accrued advertising	$(106,261)	$-
Advances to affiliates	$204,335	$(203,414)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 and the Company adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018. The adoption of ASU 2016-02 is not expected to have a significant effect on the Company’s consolidated financial statements.

Note 3.	DEFERRED INCOME

Deferred income is as follows:

	April 1, 2018	December 31, 2017
Deferred franchise fees	$392,937	$252,813
Deferred royalties	-	-

Total	$392,937	$252,813

Deferred income – current	$37,999	$39,889
Deferred income – noncurrent	354,938	212,924

Total	$392,937	$252,813

Note 4.	Related party transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $1,628,497 and $1,010,915 as of April 1, 2018 and December 31, 2017, respectively. These advances are expected to be recovered through repayment for the use of FCCG’s tax net operating losses, and to a lesser extent from proceeds generated by the affiliates operations and investments.

Effective in 2013, FCCG’s operations were structured in such a way that significant direct and indirect administrative functions were provided to the Company. These services include operational personnel to sell franchise rights, assist with training franchisees and assisting franchisees with opening restaurants. FCCG also provides executive administration and accounting services for the Company. Expenses are allocated based on an estimate of management’s time spent on the activities of FCCG and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. These expenses were approximately $66,000 for the thirteen weeks ended March 26, 2017 and were reimbursed to FCCG in cash. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity. This practice with FCCG was discontinued when the Company became a subsidiary of FAT Brands.

During the thirteen weeks ended April 1, 2018 and March 26, 2017, the Company recorded obligations to FCCG in the amount of $32,959 and $56,422 for use of FCCG’s net operating losses for tax purposes, respectively.

Note 5.	Income taxes

The Company files its Federal and most state income tax returns on a consolidated basis with FCCG. For financial reporting purposes, the Company calculates its tax provision as if the Company files its tax returns on a stand-alone basis. The taxes payable to FCCG determined by this calculation of $32,959 and $56,422 were offset against the balances due from affiliates as of April 1, 2018 and March 26, 2017, respectively.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis.

Significant components of the Company’s net deferred tax assets are as follows:

	April 1, 2018	December 31, 2017
Net deferred tax assets (liabilities)
Deferred franchise fees and royalties	$155,266	$71,670
State income tax	(8,756)	(3,990)
Reserves and accruals	5,748	5,207
Total	$152,258	$72,887

Components of the income tax provision are as follows:

	Thirteen weeks Ended
	April 1, 2018	March 26, 2017
Current
Federal	$32,959	$56,422
State	12,684	-
	45,643	56,422
Deferred
Federal	17,926	23,332
State	7,043	16,490
	24,969	39,822
Total income tax expense	$70,612	$96,244

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% and 34% to pretax loss as follows for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively:

	Thirteen weeks Ended
	April 1, 2018	March 26, 2017
Statutory rate	21%	34%
State and local income taxes	6%	-%
Other	1%	-%
Effective tax rate	28%	34%

As of April 1, 2018, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of April 1, 2018 and March 26, 2017.

Note 6.	Buffalo’s creative and advertising fund

Under the terms of its franchise agreements, the Company collects fees for creative development and advertising from its franchisees based on percentages of sales as outlined in franchise agreements. The Company is to oversee all advertising and promotional programs and is to have sole discretion over expenditures from the fund.

The accompanying consolidated financial statements reflect the year-end balance of the advertising fund and the related advertising obligation, which were $435,514 at December 31, 2017. Effective January 1, 2018, the assets, liabilities, revenues and expenses of the advertising fund were fully consolidated with the Company. (See Note 2)

Note 7.	commitments AND CONTINGENCIES

The Company is involved in litigation in the normal course of business. The Company believes that the result of this litigation will not have a material adverse effect on the Company’s financial condition.

Note 8.	Retirement plan

The Company has a profit sharing plan (the Plan) with a 401(k) feature covering substantially all employees. There were no contributions made by the Company under the Plan for the thirteen weeks ended April 1, 2018 and March 26, 2017.

Note 9.	geographic location and major franchisees

Revenues by geographic area are as follows:

	Thirteen weeks Ended
	April 1, 2018	March 26, 2017
	(unaudited)	(unaudited)
United States	$395,102	$250,808
Other countries	61,773	162,463
Total revenues	$456,875	$413,271

Revenues are shown based on the geographic location of our licensees. All of our assets are located in the United States.

During the thirteen weeks ended April 1, 2018, two franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $101,297 and $93,111. During the thirteen weeks ended March 26, 2017, three franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $130,814, $59,776 and $54,804.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

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

FAT Brands Inc. was formed on March 21, 2017 as a wholly-owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 19, 2017, we conducted a forward split of our common stock, par value $0.0001, which increased shares held by FCCG to 8,000,000 shares. On October 20, 2017, we completed our initial public offering and issued 2,000,000 additional shares of our common stock at an offering price of $12.00 per share, for an aggregate amount of $24,000,000 (the “Offering”). The net proceeds of the Offering were approximately $20,930,000 after deducting the selling agent fees of $1,853,000 and Offering expenses of $1,217,000. Our common stock trades on the Nasdaq Capital Market under the symbol “FAT.”

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

We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The thirteen weeks ended April 1, 2018 was a 53-week fiscal year.

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

Operating segments

As of April 1, 2018, we franchise the Fatburger, Buffalo’s and Ponderosa /Bonanza restaurant concepts with 279 total locations across 23 states and 18 countries. While our existing footprint covers 18 countries in which we have franchised restaurants open and operational as of April 1, 2018, our overall footprint (including development agreements for proposed stores in new markets and countries where our brands previously had a presence that we intend to resell to new franchisees) covers 27 countries. For each of our current restaurant brands and those that we will seek to acquire, the ability to expand the overall concept footprint, both domestically and internationally, is of critical importance and a primary acquisition evaluation criterion. We believe that our restaurant concepts have meaningful growth potential and appeal to a broad base of consumers globally.

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

Results of Operations

Results of Operations of FAT Brands Inc.

The following table summarizes key components of our combined results of operations for the thirteen weeks ended April 1, 2018, which includes the operating results of Fatburger, Buffalo’s and Ponderosa from January 1, 2018 through April 1, 2018. Because this is our initial full year of operation, comparative information is not available.

(In thousands)

For the Thirteen Weeks Ended

April 1, 2018

Statement of operations data:

Revenues
Royalties	$2,572
Franchise fees	399
Advertising fees	596
Management fee	18
Total revenues	3,585

General and administrative expenses	2,644

Income from operations	941

Other expense	(248)

Income before income tax expense	693

Income tax expense	184

Net income	$509

Net Income - Net income for the thirteen weeks ended April 1, 2018 totaled $509,000 consisting of revenues of $3,585,000 less general and administrative expenses of $2,644,000, other expense of $248,000 and income taxes of $184,000.

Revenues - Revenues consist of royalties, franchise fees, advertising fees and management fees. We had revenues of $3,585,000 for the thirteen weeks ended April 1, 2018. Royalties totaled $2,572,000; Franchise fees totaled $399,000; Advertising fees totaled $596,000 and management fees were $18,000.

General and Administrative Expenses - General and administrative expenses consist primarily of compensation costs. For the thirteen weeks ended April 1, 2018, our general and administrative expenses totaled $2,644,000 and included compensation costs of $1,331,000 and advertising expense of $596,000.

Other Expense – Other expense for the thirteen weeks ended April 1, 2018 totaled $248,000 and consisted primarily of net interest expense of $214,000.

Income Tax Expense – We recorded a provision for income taxes of $184,000 for the thirteen weeks ended April 1, 2018.

Results of Segment Operations of Fatburger

Fatburger was historically under control of FCCG and is a predecessor of FAT Brands for financial reporting purposes. The following table summarize key components of the results of operations for our Fatburger segment for the periods indicated:

(In thousands)

	For the thirteen weeks ended:
	April 1, 2018	March 26, 2017

Statement of operations data:

Revenues
Royalties	$1,288	$1,153
Franchise fees	384	795
Advertising fees	316	-
Management fee	18	15
Total revenues	2,006	1,963

General and administrative expenses	1,154	580

Income from operations	852	1,383

Other income	78	-

Income before income tax expense	930	1,383

Income tax expense	225	496

Net income	$705	$887

For the thirteen weeks ended April 1, 2018 Compared to the thirteen weeks Ended March 26, 2017

Net Income - Net income of Fatburger for the thirteen weeks ended April 1, 2018 decreased by $182,000 or 21% to $705,000 compared to $887,000 for the thirteen months ended March 26, 2017. The decrease was primarily attributable to lower recognized franchise fees in the amount of $411,000 and an increase in non-advertising related operating expenses of $258,000, partially offset by a reduction in the provision for income taxes of $271,000, an increase in royalty revenue of $135,000 and an increase in other income of $78,000.

Revenues - Fatburger’s revenues consist of royalties, franchise fees, advertising fees and management fees. Fatburger had revenues of $2,006,000 and $1,963,000 for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively. The modest increase was comprised of an increase in recognized advertising fees of $316,000 during the 2018 period and an increase in royalties in the amount of $135,000. These increases were partially offset by decreases in recognized franchise fees during 2018. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying financial statements for Fatburger.

General and Administrative Expenses - General and administrative expenses of Fatburger consist primarily of payroll, consulting fees and, prior to the Offering, an allocation of corporate overhead from FCCG. General and administrative expenses for the thirteen weeks ended April 1, 2018 increased $574,000 or 99% to $1,154,000, as compared to $580,000 for the thirteen weeks ended March 26, 2017. This was primarily the result of the recognition in 2018 of advertising fees in the amount of $316,000 from the adoption of ASU 2014-09 and increased compensation costs.

Other Income – Other income during the thirteen weeks ended April 1, 2018 consisted primarily of net interest earned on intercompany receivables from FCCG in the amount of $79,000. The intercompany accounts began earning interest on October 20, 2017, so there was no comparable interest income for the thirteen weeks ended March 26, 2017.

Income tax expense – Income tax expense decreased $271,000 or 55% during the thirteen weeks ended April 1, 2018 compared to the prior year. The reduction in tax expense resulted from a combination of lower income before taxes and a lower tax rate. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law and reduced the corporate tax rate from 34% to 21%.

New Store Openings - For the thirteen weeks ended April 1, 2018, our Fatburger franchisees opened 2 stores as compared to 6 stores for the thirteen weeks ended March 26, 2017.

Same-store Sales Growth - Same-store sales in our core domestic market (representing approximately 69% of revenues for 2017) grew by positive 9.6% for the thirteen weeks ended April 1, 2018, compared to growth of 2.3% for the for the thirteen weeks ended March 26, 2017. Overall Fatburger same-store sales, including international stores in their local currency were positive 6.3% for the thirteen weeks ended April 1, 2018 and negative 5.1% for the thirteen weeks ended March 26, 2017. The biggest factors for the increase in same store sales systemwide are increased sales from third-party delivery platforms, particularly in California, as well as launch of the Impossible Burger domestically. International same-store sales have also stabilized due to strengthening macroeconomic conditions in Canada from the increase in oil prices.

Results of Segment Operations of Buffalo’s.

Buffalo’s was historically under control of FCCG and is a predecessor of FAT Brands for financial reporting purposes.

The following table summarize key components of the results of operations for our Buffalo’s segment for the periods indicated:

(In thousands)

	For the thirteen weeks ended:
	April 1, 2018	March 26, 2017

Statement of operations data:

Revenues
Royalties	$313	$308
Franchise fees	4	105
Advertising fees	140	-
Total revenues	457	413

General and administrative expenses	354	140

Income from operations	103	273

Other income	148	-

Income before income tax expense	251	273

Income tax expense	71	96

Net income	$180	$177

For the Thirteen weeks ended April 1, 2018 as Compared to the Thirteen weeks ended March 26, 2017.

Net Income – Buffalo’s net income for the thirteen weeks ended April 1, 2018 increased slightly to $180,000, compared to $177,000 for the thirteen weeks ended March 26, 2017. A decrease in income from operations of $170,000 was offset by an increase in other income of $148,000 and a reduction in income tax expense of $25,000.

Revenues – Buffalo’s revenues consist of royalties, advertising fees and recognized franchise fees. Buffalo’s had revenues of $457,000 and $413,000 for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively. The increase in revenue of $44,000 or 11%, is primarily the result of the recognition of advertising fees beginning in 2018 in the amount of $140,000. This increase was partially reduced by lower recognized franchise fees in the amount of $101,000 during the thirteen weeks ended April 1, 2018 compared with the thirteen weeks ended March 26, 2017. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying consolidated financial statements for Buffalo’s.

General and Administrative Expenses – General and administrative expenses for the thirteen weeks ended April 1, 2018 increased by $214,000 or 153% to $354,000 as compared to $140,000 for the thirteen weeks ended March 26, 2017. This was primarily the result of the recognition in 2018 of advertising expenses in the amount of $140,000 from the adoption of ASU 2014-09.

Other Income – Other income, consisting of interest income on loans to affiliates, totaled $148,000 for the thirteen weeks ended April 1, 2018. Interest began accruing on these loans in October 2017. As a result, there was no comparable income during the thirteen weeks ended March 26, 2017.

Income tax expense – We recorded a provision for income taxes of $71,000 for thirteen weeks ended April 1, 2018, compared to an expense for the prior year period of $96,000. The $25,000 decrease is primarily the result of a reduction in the corporate tax rate which became effective on December 22, 2017 under the Tax Cuts and Jobs Act (the “TCJ Act”).

New Store Openings – There were no new stores opened by our Buffalo’s Cafe franchisees during the thirteen weeks ended April 1, 2018, as compared to two new seasonal stores opened for the thirteen weeks ended March 26, 2017.

Same-store Sales Growth – Same-store sales for Buffalo’s Cafe were negative 0.9% for the thirteen weeks ended April 1, 2018 and negative 3.9% for the thirteen weeks ended March 26, 2017. The softening in positive same-store sales for the thirteen weeks ended April 1, 2018 was primarily attributable to adverse weather conditions in the Atlanta area in the first quarter of 2018, which had a negative effect on customer traffic.

Results of Segment Operations of Ponderosa

We were not affiliated with the Ponderosa entities until they became our wholly-owned subsidiaries on October 20, 2017. Accordingly, only the financial results of Ponderosa which occurred subsequent to FCCG’s contribution are presented. Comparison information for periods prior to our ownership are not presented.

The following table summarizes key components of the results of operations of our Ponderosa segment for the period indicated:

(In thousands)

For the thirteen weeks ended April 1, 2018

Statement of operations data:

Revenues
Royalties	$971
Franchise fees	11
Advertising fees	140
Total revenues	1,122

General and administrative expenses	912

Income from operations	210

Other expense	(23)

Income before income tax expense	187

Income tax expense	21

Net income	$166

Net Income - Net income of Ponderosa for the thirteen weeks ended April 1, 2018 was $166,000.

Revenues - Ponderosa’s revenues consist of royalties, advertising fees and franchise fees. Ponderosa had revenues of $1,122,000 for the thirteen weeks ended April 1, 2018, including royalties of $971,000 and advertising fees of $140,000.

General and Administrative Expense - General and administrative expense of Ponderosa consists primarily of payroll costs and advertising expense. General and administrative expenses for the thirteen weeks ended April 1, 2018 totaled $912,000 of which $606,000 was payroll related and $140,000 was for advertising.

New Store Openings - There were no new stores opened by our Ponderosa franchisees during the thirteen weeks ended April 1, 2018.

Same-store Sales Growth – Domestic same-store sales for Ponderosa were negative 2.5% for the thirteen weeks ended April 1, 2018. Overall systemwide same-store sales were positive 1.2% for the thirteen weeks ended April 1, 2018.

Changes in Financial Condition

Overview

Our assets, liabilities and stockholders’ equity as of April 1, 2018 can be summarized as follows:

(dollars in thousands)
Total assets	$30,929
Total liabilities	$32,158
Total stockholders’ equity	$(1,229)

The significant components of our balance sheet are as follows:

Cash

Our cash balance was $15,000 as of April 1, 2018. Significant sources and uses of cash during the thirteen weeks ended April 1, 2018 included:

●	We received $725,000 of cash provided by operations – comprised primarily of our net income of $509,000, adjusted for non-cash items.
●	We used $657,000 to partially repay the Related Party Debt to FCCG.

Accounts Receivable

Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of April 1, 2018, our accounts receivable totaled $1,142,000 which was net of $734,000 in reserves.

Trade Notes Receivable

Trade notes receivable are created when the settlement of a delinquent franchisee receivable account is reached and the entire balance is not immediately paid. Notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of April 1, 2018, notes receivable totaled $411,000, which is net of reserves of $34,000.

Due from Affiliates

We had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to us of $8,811,000 as of April 1, 2018. Effective October 20, 2017, the advances began to earn interest at a rate of 10% per annum. These advances are expected to be recovered from credits for the use of FCCG’s tax net operating losses and from repayments by the affiliates from proceeds generated by their operations and investments.

Goodwill and Net Intangible Assets

April 1, 2018
(dollars in thousands)
Goodwill – Fatburger acquisition	$529
Goodwill – Buffalo’s acquisition	5,365
Goodwill – Ponderosa acquisition	1,462
Total goodwill	$7,356

Net intangible assets – Fatburger	2,135
Net intangible assets – Buffalo’s	27
Net intangible assets – Ponderosa	8,821
Total net intangible assets	$10,983

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities totaled $5,430,000 at April 1, 2018 and consisted of the following:

April 1, 2018
(dollars in thousands)
Accounts payable	$2,823
Accrued wages and payroll taxes	880
Gift certificate liability	94
Other accrued expenses	1,633
Total accounts payable and accrued liabilities	$5,430

Deferred Income

Our deferred income relating to the collection of unearned franchise fees and royalties was $7,051,000 at April 1, 2018. When we adopted ASU 2014-09 on January 1, 2018, we made an adjustment increasing deferred income by $3,482,000 representing franchise fees collected as of December 31, 2017 for franchise agreements with remaining terms. The deferred income will be recognized as income over the term of the individual related franchise agreements.

Note Payable to FCCG

Concurrent with the Offering, FCCG contributed Fatburger and Buffalo’s to us in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum and maturing in five years. The contribution was consummated pursuant to a Contribution Agreement between us and FCCG. Approximately $12,532,000 of the note payable owed to FCCG was subsequently repaid, resulting in a balance at April 1, 2018 of $17,468,000.

Deferred Income Taxes

We entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with us and our subsidiaries. We will pay to FCCG the amount that our tax liability would have been had we filed a separate return. To the extent our required payment exceeds our share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), we will be permitted, in the discretion of a committee of our board of directors comprised solely of directors not affiliated with or interested in FCCG, to pay such excess to FCCG by issuing an equivalent amount of our common stock in lieu of cash, valued at the fair market value at the time of such payment. In addition, our inter-company receivable of approximately $8,811,000 due from FCCG and its affiliates will be applied first to reduce such excess income tax payment obligation to FCCG under the Tax Sharing Agreement.

We account for income taxes as if we filed separately from FCCG. We have determined that it is more likely than not that certain tax benefits will be available to shelter future tax liabilities and have recorded a deferred tax asset of $1,781,000.

Dividends Payable

On February 8, 2018, our Board of Directors declared an initial quarterly dividend of $0.12 per share of common stock, payable on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018. The Company recognized the dividend payable in the amount of $1,200,000 on March 30, 2018. On April 16, 2018, the Company paid dividends in the amount of $240,000. FCCG elected to reinvest its dividend receivable of $960,000 in newly- issued common stock of the Company at $6.25 per share, the the closing market price of the shares on that date. As a result, the Company issued 153,600 shares of common stock to FCCG in satisfaction of the dividend payable. The issuance of these shares to FCCG was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. FCCG acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

Accrued Advertising

Accrued advertising represents fees collected from franchisees and vendors which are required to be spent on marketing and advertising activities. As of April 1, 2018, accrued advertising totaled $893,000.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the thirteen weeks ended April 1, 2018 consisted of cash provided by proceeds from the sale of common stock.

Franchising operations are our major source of ongoing liquidity and we expect these sources, including the sale of franchises, to generate adequate cash flow to meet our liquidity needs for the next fiscal year.

At April 1, 2018, we had total liabilities of $32,158,000. Our consolidated indebtedness consisted of the note payable to FCCG of $17,468,000 as well as $14,690,000 of other liabilities.

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

Dividends

On February 8, 2018, our Board of Directors declared an initial quarterly dividend of $0.12 per share of common stock, payable on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018. We launched a Dividend Reinvestment Plan (“DRIP”), under which interested stockholders may reinvest all or a portion of their cash dividends in additional common shares of FAT Brands without paying any brokerage commission or service charge. The DRIP will be administered by our transfer agent. FCCG, our largest shareholder, intends to reinvest its cash dividend in the Company, thereby allowing us to retain capital to continue our growth plans.

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

Critical Accounting Policies and Estimates

Franchise Fees: Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees.

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated and franchise fee revenue is recognized for non-refundable deposits.

Royalties: In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

Advertising: The Company requires advertising payments based on a percent of net sales from franchisees. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the statement of operations. Assets and liabilities associated with the related advertising fees are consolidated on the Company’s balance sheet.

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified for the thirteen weeks ended April 1, 2018.

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

Share-based compensation: We have a non-qualified stock option plan which provides for options to purchase shares of the Company’s common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. For grants to non-employees for services, we revalue the options each reporting period while the services are being performed. The adjusted value of the options is recognized as an expense over the service period. See Note 9 in our consolidated financial statements for more details on our share-based compensation.

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

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated standard will replaces most existing revenue recognition guidance in U.S. GAAP and permits the use of either a full retrospective or retrospective with cumulative effect transition method. These standards are effective for our first quarter of 2018 and we adopted the standards using the modified retrospective method.

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services we provide related to upfront fees we receive from franchisees such as initial or renewal fees do not currently contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. We previously recognized upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in our consolidated balance sheet as a contract liability. Upon the adoption of this standard on January 1, 2018, we recorded a decrease to our retained earnings in the amount of $2,672,000 with a corresponding increase to deferred revenue in the amount of $3,482,000 and a $810,000 increase in the deferred tax asset.

These standards also have an impact on transactions which previously were not included in our revenues and expenses such as franchisee contributions to and subsequent expenditures for advertising that we are now required to consolidate. We did not previously include these contributions and expenditures in our consolidated statements of operations or cash flows. The new standards impact the principal/agent determinations in these arrangements by superseding industry-specific guidance included in current GAAP. When we are the principal in these transactions we will include the related contributions and expenditures within our consolidated statements of operations and cash flows. As a result of this change, we expect the increase in both total revenues and total costs and expenses, with no significant impact to net income.

These standards will not impact the recognition of our sales-based royalties from franchisees, which is generally our largest source of revenue. We are currently implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.

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

Recently Issued Accounting Standards

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 1, 2018, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended April 1, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

The Company’s Board of Directors declared an initial quarterly dividend of $0.12 per share of common stock, payable on April 16, 2018 to stockholders of record as of the close of business on March 30, 2018. The Company recorded the dividend payable in the amount of $1,200,000 on March 30, 2018. On April 16, 2018, FCCG elected to reinvest its dividend of $960,000 in newly issued common shares of the Company at $6.25 per share, the closing market price of the shares on that date. As a result, the Company issued 153,600 shares of common stock to FCCG in satisfaction of the dividend payable.

The issuance of these shares to FCCG was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. FCCG acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.1	Securities Purchase Agreement, dated as of April 27, 2018, by and between the Company and TCA Global Credit Master Fund, LP	8-K	10.1	05/03/2018
10.2	Senior Secured Redeemable Debenture, dated as of April 27, 2018, issued by the Company to TCA Global Credit Master Fund, LP	8-K	10.2	05/03/2018
10.3	Guaranty Agreement, dated April 27, 2018, by and among Fog Cutter Capital Group, Inc., Fatburger North America Inc., Buffalo’s Franchise Concepts Inc., Ponderosa Franchising Company, and Bonanza Restaurant Company, in favor of TCA Global Credit Master Fund, LP	8-K	10.3	05/03/2018
10.4	Security Agreement, dated April 27, 2018, by and between the Company and TCA Global Credit Master Fund, LP	8-K	10.4	05/03/2018
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document	X (Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document	X (Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X (Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X (Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X (Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

May 16, 2018	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

May 16, 2018	By	/s/ Ron Roe
Ron Roe
Chief Financial Officer
(Principal Financial and Accounting Officer)

