Form 10-Q
period 2018-07-01
Fat Brands, Inc
filed 2018-08-15
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

As of August 13, 2018, there were 11,342,532 shares of common stock outstanding.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

July 1, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 1, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$955	$32
Accounts receivable, net of allowance for doubtful accounts of $676 and $679, respectively	1,308	918
Trade notes receivable, net of allowance for doubtful accounts of $17	152	77
Other current assets	354	153
Total current assets	2,769	1,180

Trade notes receivable – noncurrent, net of allowance of $17 for doubtful accounts	244	346
Due from affiliates	8,967	7,963
Deferred income taxes	1,815	937
Goodwill	7,356	7,356
Other intangible assets, net	10,955	11,011
Other assets	371	7
Buffalo’s creative and advertising fund	-	436
Total assets	$32,477	$29,236

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$2,404	$2,439
Deferred income	1,162	1,772
Accrued expenses	1,487	1,761
Accrued advertising	761	348
Dividend payable on common shares	1,352	-
Accrued interest payable to FCCG	-	405
Dividend payable on mandatorily redeemable preferred shares	53	-
Current portion of note payable to FCCG	950	-
Current portion of long-term debt	2,063	-
Total current liabilities	10,232	6,725

Deferred income - noncurrent	5,745	1,941
Mandatorily redeemable preferred shares	9,888	-
Deferred dividend payable on mandatorily redeemable preferred shares	25	-
Notes payable to FCCG	-	18,125
Buffalo’s creative and advertising fund-contra	-	436
Total liabilities	25,890	27,227

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,184,767 and 10,000,000 shares issued and outstanding at July 1, 2018 and December 31, 2017, respectively	8,990	2,622
Accumulated deficit	(2,403)	(613)
Total stockholders’ equity	6,587	2,009
Total liabilities and stockholders’ equity	$32,477	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

For the thirteen and twenty-six weeks ended July 1, 2018 (Unaudited)

	Thirteen Weeks	Twenty-Six Weeks

Revenue
Royalties	$2,860	$5,432
Franchise fees	299	698
Store opening fees	105	105
Advertising fees	630	1,226
Management fees	14	32
Total revenue	3,908	7,493

General and administrative expenses
Compensation and employee benefits	1,459	2,790
Travel and entertainment	203	327
Professional fees	348	558
Advertising expense	630	1,226
Other	441	824
Total general and administrative expenses	3,081	5,725

Income from operations	827	1,768

Non-operating income (expense)
Interest expense, net	(222)	(436)
Interest expense related to mandatorily redeemable preferred shares	(78)	(78)
Depreciation and amortization	(40)	(73)
Other expense, net	(2)	(3)
Total non-operating expense	(342)	(590)

Income before taxes	485	1,178

Income tax expense	112	296

Net income	$373	$882

Basic income per common share	$0.04	$0.09
Basic weighted average shares outstanding	10,179	10,090
Diluted income per common share	$0.04	$0.09
Diluted weighted average shares outstanding	10,179	10,090
Cash dividends declared per common share	$0.12	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Common Stock
	Shares	Par value	Additional paid-in capital	Total	Accumulated Deficit	Total

Balance at December 31, 2017	10,000,000	$1	$2,621	$2,622	$(613)	$2,009

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	-	-	(2,672)	(2,672)
Net income	-	-	-	-	882	882
Dividends on common stock	-	-	(2,551)	(2,551)	-	(2,551)
Issuance of stock in lieu of director fees payable	41,772	-	330	330	-	330
Issuance of common stock in payment of related party note	989,395	-	7,272	7,272	-	7,272
Issuance of stock in lieu of dividend payable to FCCG	153,600	-	960	960	-	960
Issuance of warrants to purchase common stock	-	-	112	112	-	112
Share-based compensation	-	-	245	245	-	245

Balance at July 1, 2018	11,184,767	$1	$8,989	$8,990	$(2,403)	$6,587

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

For the twenty-six weeks ended July 1, 2018 (Unaudited)

Cash flows from operating activities
Net income	$882
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	(66)
Recovery of bad debts	(8)
Depreciation and amortization	85
Share-based compensation	245
Change in:
Accounts receivable	(264)
Trade notes receivable	27
Prepaid expenses	(201)
Accounts payables and accrued expense	(410)
Accrued advertising	(176)
Accrued interest payable	(405)
Deferred dividend on mandatorily redeemable shares	78
Deferred income	(290)
Total adjustments	(1,385)
Net cash used in operating activities	(503)

Cash flows from investing activities
Investment in equipment	(88)
Net cash used in investing activities	(88)

Cash flows from financing activities
Issuance of mandatorily redeemable preferred shares and associated warrants	8,000
Proceeds from borrowings, net of issuance costs	1,882
Repayments of loans from FCCG	(7,903)
Change in due from affiliates	(218)
Dividends paid in cash	(240)
Deposit toward potential equity issue	(7)
Net cash provided by financing activities	1,514

Net increase in cash	923
Cash at beginning of period	32
Cash at end of period	$955

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,319
Cash paid for income taxes	$116

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital leases and accrued expenses	$121
Dividends payable on common stock	$1,352
Dividends reinvested in common stock	$960
Note payable to FCCG converted to common and preferred stock	$9,272
Director fees converted to common stock	$330
Income taxes payable offset against amounts due from affiliates	$204

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

At July 1, 2018, certain Company officers and directors controlled, directly or indirectly, a significant voting majority of the Company.

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

Buffalo’s grants franchises for the operation of casual dining restaurants (Buffalo’s Southwest Cafés) and quick service restaurants outlets (Buffalo’s Express). These restaurants specialize in the sale of Buffalo-Style chicken wings, chicken tenders, burgers, ribs, wrap sandwiches, and salads.

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

The Company operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. The year 2018 will be a 52-week year

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries: Fatburger, Buffalo’s and Ponderosa. Intercompany accounts have been eliminated in consolidation.

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

Franchise fees and royalty revenue – Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees. In addition to franchise fee revenue, the Company collects a royalty ranging from 0.75% to 6% of gross sales from restaurants operated by franchisees. Royalties are recorded as revenue as the related sales are made by the franchisees. Any royalties received prior to the related sales are deferred and recognized when earned. Costs relating to continuing franchise support are expensed as incurred.

Store opening fees – The Company recognizes store opening fees of $45,000 and $60,000 for domestic and international stores, respectively, from the up-front fees collected from franchisees. The remaining balance of the up-front fees are then amortized as franchise fees over the life of the franchise agreement. If the fees collected are less than the respective store opening fee amounts, the full up-front fees are recognized at opening. The $45,000 and $60,000 are based on out-of-pocket costs to the Company for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized are higher due to the additional cost of travel.

Advertising – The Company requires advertising payments from franchisees based on a percent of net sales. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the statement of operations. Assets and liabilities associated with the related advertising fees are consolidated on the Company’s balance sheet.

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

Share-based compensation – The Company has a non-qualified stock option plan which provides for options to purchase shares of the Company’s common stock. Options issued under the plan may have a variety of terms as determined by the Board of Directors including the option term, the exercise price and the vesting period. Options granted to employees and directors are valued at the date of grant and recognized as an expense over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Stock options issued to non-employees as compensation for services are accounted for based upon the estimated fair value of the stock option. The Company recognizes this expense over the period in which the services are provided. Management utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options issued by the Company. See Note 11 for more details on the Company’s share-based compensation.

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

The new standards also had an impact on transactions previously not included in the Company’s revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising arrangements we have with our franchisees. The Company did not previously include these contributions and expenditures in its consolidated statements of operations or cash flows. Under the new standards, the Company will recognize advertising fees and the related expense in its consolidated statements of operations or cash flows. The Company will also consolidate the assets and liabilities related to advertising funds on its balance sheet.

These standards will not impact the recognition of our sales-based royalties from franchisees, which is generally our largest source of revenue. We have implemented internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

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

Adopting the new accounting standards for revenue affected several financial statement line items for the twenty-six weeks ended July 1, 2018. The following tables provide the affected amounts as reported in these Unaudited Consolidated Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of July 1, 2018 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Accounts receivable	$1,308	$1,231
Due from affiliates	$8,967	$8,493
Deferred income taxes	$1,815	$1,003
Buffalo’s Creative and Advertising Fund	$-	$330
Buffalo’s Creative and Advertising Fund - Contra	$-	$330
Accounts payable	$2,404	$2,081
Deferred income	$6,907	$3,790
Accrued expenses	$1,487	$1,476
Accrued advertising	$761	$545
Accumulated deficit	$(2,403)	$(97)

For the twenty-six weeks ended July 1, 2018 (in thousands except per share data)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Operations:
Franchise fees	$698	$331
Advertising fees	$1,226	$-
Advertising expense	$1,226	$-
Net income	$882	$516
Earnings per common share - basic	$0.09	$0.05
Earnings per common share - diluted	$0.09	$0.05

For the twenty-six weeks ended July 1, 2018 (in thousands)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Cash Flows:
Net income	$882	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	$(264)	$(313)
Deferred income	$(290)	77
Accounts payable and accrued expenses	$(410)	$(643)
Accrued advertising	$(176)	$197
Increase in due from affiliates	$(218)	$(530)

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

In June 2018, the FASB issued ASU No.2018-07, Compensation- Stock Compensation (Topic 718). Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Top 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3. GOODWILL

Goodwill consists of the following (in thousands):

	July 1, 2018	December 31, 2017
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Ponderosa	1,462	1,462
Total goodwill	$7,356	$7,356

Note 4. OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	July 1, 2018	December 31, 2017
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Ponderosa	7,230	7,230
Total trademarks	9,392	9,392

Franchise agreements:
Ponderosa – cost	1,640	1,640
Ponderosa – accumulated amortization	(77)	(21)
Total franchise agreements	1,563	1,619
Total	$10,955	$11,011

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2018	$55
2019	110
2020	110
2021	110
2022	110
Thereafter	1,068
Total	$1,563

Note 5. DEFERRED INCOME

Deferred income is as follows:

	July 1, 2018	December 31, 2017

Deferred franchise fees	$6,122	$2,781
Deferred royalties	785	932
Total	$6,907	$3,713

Note 6. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $8,967,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files its tax returns on a stand-alone basis. The amount payable to FCCG determined by this calculation of $204,000 was offset against amounts due from FCCG as of July 1, 2018 (see Note 10).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	July 1, 2018	December 31, 2017
Deferred tax assets (liabilities)
Deferred income	$1,801	$882
Reserves and accruals	456	451
Intangibles	(416)	(372)
Deferred state income tax	(51)	(25)
Loss carryforward	25	1
Total	$1,815	$937

Components of the income tax provision are as follows (in thousands):

Twenty-Six Weeks
Ended July 1, 2018
Current
Federal	$204
State	49
Foreign	109
362
Deferred
Federal	(46)
State	(20)
(66)
Total income tax provision	$296

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax income as follows (in thousands):

Twenty-Six Weeks Ended July 1, 2018

Tax provision at statutory rate	21%
State and local income taxes	2%
Other	2%
Total income tax provision	25%

As of July 1, 2018, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to their contribution. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of July 1, 2018.

Note 7. Senior Secured Redeemable Debentures

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

A total of $2,000,000 was funded by TCA in connection with the initial closing on April 27, 2018, and the Company issued to TCA an initial Debenture with a face amount of $2,000,000, maturing on October 27, 2019 and bearing interest at the rate of 15% per annum. The Company had the right to prepay the Debentures, in whole or in part, at any time prior to maturity without penalty. The Debentures required interest only payments during the first four months, followed by fully amortizing payments for the balance of the term. The Company paid a commitment fee of 2% of issued Debentures for the facility and agreed to pay an investment banking fee of $170,000. The Company used the net proceeds for working capital purposes and repayment of other indebtedness.

The amounts borrowed under the Purchase Agreement were guaranteed by the Company’s operating subsidiaries and by FCCG, pursuant to a Guaranty Agreement in favor of TCA. The Company’s obligations under the Debentures were also secured by a Security Agreement, granting TCA a security interest in substantially all of its assets. In addition, FCCG’s obligations under the Guaranty Agreement were secured by a pledge in favor of TCA of certain shares of common stock that Fog Cutter holds in the Company. During the term of the Purchase Agreement, the Company was prohibited from incurring additional indebtedness, with customary exceptions for ordinary course financing arrangements and subordinated indebtedness.

The Company recognized interest expense of $63,000 for the thirteen and twenty-six weeks ended July 1, 2018.

The entire balance of the Debenture was paid in full on July 3, 2018 and the credit facility was terminated. As a result, the full amount of the Debentures was classified as a current liability on the accompanying financial statements.

Note 8. NOTE PAYABLE To FCCG

Effective October 20, 2017, FCCG contributed two of its operating subsidiaries, Fatburger and Buffalo’s, to the Company in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum, and maturing in five years (the “Related Party Debt”). The contribution was consummated pursuant to a Contribution Agreement between the Company and FCCG. Approximately $19,778,000 of the note payable to FCCG was subsequently repaid, reducing the balance to $10,222,000 at June 26, 2018. On June 27, 2018, the Company entered into the Note Exchange Agreement, as amended, under which it agreed with FCCG to exchange $9,272,053 of the remaining balance of the Company’s outstanding Related Party Debt for shares of capital stock of the Company in the following amounts:

●	$2,000,000 of the Related Party Debt balance was exchanged for 20,000 shares of Series A Fixed Rate Cumulative Preferred Stock of the Company at $100 per share and warrants to purchase 25,000 of the Company’s common stock with an exercise price of $8.00 per share; and

●	A portion of the remaining Related Party Debt balance of $7,272,053 was exchanged for 989,395 shares of Common Stock of the Company, representing an exchange price of $7.35 per share, which was the closing trading price of the Common Stock on June 26, 2018.

Following the exchange, the remaining balance of the Related Party Debt was $950,000.

The transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.

The Company recognized interest expense on the note payable to FCCG of $412,000 and $864,000 for the thirteen and twenty-six weeks ended July 1, 2018, respectively.

Note 9. MANDaTORilY REDEEMABLE PREFERRED STOCK

On June 8, 2018, the Company filed a Certificate of Designation of Rights and Preferences of Series A Fixed Rate Cumulative Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”), designating a total of 100,000 shares of Series A Preferred Stock. The Certificate of Designation contains the following terms pertaining to the Series A Preferred Stock:

Dividends - Holders of Series A Preferred Stock will be entitled to receive cumulative dividends on the $100.00 per share stated liquidation preference of the Series A Preferred Stock, in the amount of (i) cash dividends at a rate of 9.9% per year, plus (ii) deferred dividends equal to 4.0% per year, payable on the Mandatory Redemption Date (defined below).

Voting Rights - As long as any shares of Series A Preferred Stock are outstanding and remain unredeemed, the Company may not, without the majority vote of the Series A Preferred Stock, (a) alter or change adversely the rights, preferences or voting power given to the Series A Preferred Stock, (b) enter into any merger, consolidation or share exchange that adversely affects the rights, preferences or voting power of the Series A Preferred Stock, (c) authorize or increase any other series or class of stock that has rights senior to the Series A Preferred Stock, or (d) waive or amend the dividend restrictions in Sections 3(d) or 3(e) of the Certificate of Designation. The Series A Preferred Stock will not have any other voting rights, except as may be provided under applicable law.

Liquidation and Redemption - Upon (i) the five-year anniversary of the initial issuance date (June 8, 2023), or (ii) the earlier liquidation, dissolution or winding-up of the Company (the “Mandatory Redemption Date”), the holders of Series A Preferred Stock will be entitled to cash redemption of their shares in an amount equal to $100.00 per share plus any accrued and unpaid dividends.

In addition, prior to the Mandatory Redemption Date, the Company may optionally redeem the Series A Preferred Stock, in whole or in part, at the following redemption prices per share, plus any accrued and unpaid dividends:

(i)	On or prior to June 30, 2021: $115.00 per share.
(ii)	After June 30, 2021 and on or prior to June 30, 2022: $110.00 per share.
(iii)	After June 30, 2022: $100.00 per share.

Holders of Series A Preferred Stock may also optionally cause the Company to redeem all or any portion of their shares of Series A Preferred Stock beginning any time after the two-year anniversary of the initial issuance date for an amount equal to $100.00 per share plus any accrued and unpaid dividends, which amount may be settled in cash or Common Stock of the Company, at the option of the holder. If a holder elects to receive Common Stock, the shares will be issued based on the 20-day volume weighted average price of the Common Stock immediately preceding the date of the holder’s redemption notice.

On June 7, 2018, the Company entered into a Subscription Agreement for the issuance and sale (the “Offering”) of 800 units (the “Units”), with each Unit consisting of (i) 100 shares of the Company’s newly designated Series A Fixed Rate Cumulative Preferred Stock (the “Series A Preferred Stock”) and (ii) a warrant to purchase 125 shares of the Company’s Common Stock (the “Warrants”) at $8.00 per share. The sales price of each Unit was $10,000, resulting in gross proceeds to the Company from the initial closing of $8,000,000.

On June 27, 2018, the Company entered into a Note Exchange Agreement, as amended, under which it agreed with FCCG to exchange all but $950,000 of the remaining balance of the Company’s outstanding Promissory Note issued to the FCCG on October 20, 2017, in the original principal amount of $30,000,000 (the “Note”). At the time, the Note had an estimated outstanding balance of principal plus accrued interest of $10,222,000 (the “Note Balance”).

On June 27, 2018 $9,272,053 of the Note Balance was exchanged for shares of capital stock of the Company and warrants in the following amounts (the “Exchange Shares”):

●	$2,000,000 of the Note Balance was exchanged for 20,000 shares of Series A Fixed Rate Cumulative Preferred Stock of the Company at $100 per share and warrants to purchase 25,000 of the Company’s common stock at an exercise price of $8.00 per share; and

●	$7,272,053 of the Note Balance was exchanged for 989,395 shares of Common Stock of the Company, representing an exchange price of $7.35 per share, which was the closing trading price of the Common Stock on June 26, 2018.

Each of these stock issuances was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the investors in the Offering represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives.

The Company classified the Series A Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at $100.00 per share on the Mandatory Redemption Date. The Warrants have been recorded as additional paid-in capital. On the issuance date, the Company allocated the proceeds between the Series A Preferred Stock and the Warrants based on the relative fair values of each. The aggregate values assigned upon issuance of each component were as follows (amounts in thousands except Price per Unit):

	Warrants (equity component)	Mandatorily Redeemable Preferred Stock (debt component)	Total
Subscription Agreement:
Price per Unit	$108.75	$9,891.25	$10,000.00
Gross proceeds	$87	$7,913	$8,000
Issuance costs	-	-	-
Net proceeds	87	7,913	8,000
Exchange Shares:	25	1,975	2,000
Total proceeds	$112	$9,888	$10,000

Balance sheet impact at issuance:
Long-term debt	$-	$9,888	$9,888
Additional paid-in capital	$112	$-	$112

The Company recorded interest expense relating to the Series A Preferred Stock of $78,000 during the thirteen and twenty-six weeks ending July 1, 2018.

Note 10. Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $8,967,000 as of July 1, 2018. Beginning October 20, 2017, the receivable from FCCG bears interest at a rate of 10% per annum. During the thirteen and twenty-six weeks ended July 1, 2018, $248,000 and $481,000, respectively, of accrued interest income was added to the balance of the receivable from FCCG.

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

During the twenty-six week period ending July 1, 2018, the Company recognized payables to FCCG in the amount of $204,000 for use of FCCG’s net operating losses for tax purposes (See Note 6).

Note 11. Stock based incentive plans

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

During the twenty-six weeks ended July 1, 2018, the Company granted stock options to purchase 25,000 shares under the Plan to an employee, each with an exercise price equal to $12.00 per share and subject to a three-year vesting requirement, with one-third of the options vesting each year. Options that are not exercised will expire 10 years following the grant date.

The weighted average fair value of the non-qualified stock options granted during the twenty-six weeks ended July 1, 2018 and the assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Weighted average fair value per option granted	$2.17
Expected dividend yield	4.00%
Expected volatility	31.73%
Risk-free interest rate	1.60% - 2.63%
Expected term (in years)	5.75 – 9.31
Weighted average exercise price per share	$12.00

The Company’s stock option activity for the twenty-six weeks ended July 1, 2018 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 31, 2017	362,500	$12.00	9.3
Grants	25,000	$12.00	9.7
Forfeited	(5,000)	$12.00	-
Expired	-	$-	-
Stock options outstanding at July 1, 2018	382,500	$12.00	9.4
Stock options exercisable at July 1, 2018	-

The Company recognized share-based compensation expense in the amount of $120,000 and $245,000 during the thirteen and twenty-six weeks ended July 1, 2018, with a related tax benefit of approximately $32,000 and $66,000, respectively. There remains $495,000 of related share-based compensation relating to these non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

The Company does not have a specific policy regarding the source of shares to be delivered upon the exercise of stock options. As such, new shares may be issued or shares may be repurchased in the market. As of July 1, 2018, the Company did not expect to repurchase shares during the next fiscal year.

In addition to the stock options listed above, the Company has issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 80,000 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $15 per share. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock. At the time of the Offering, the Common Stock Warrants were valued at approximately $124,000, using the Black-Scholes model and the following assumptions: market price of shares: $12.00; risk free interest rate: 0.99%; expected volatility: 31.73%; expected dividend yield: 4%; and expected term: 5 years.

●	Warrants issued on June 7, 2018 to purchase 100,000 shares of the Company’s common stock at $8.00 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 9). The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five year anniversary of the issue date. At the time of the Offering, the Subscription Warrants were valued at approximately $87,000, using the Black-Scholes model and the following assumptions: market price of shares: $7.24; risk free interest rate: 1.78%; expected volatility: 31.73%; expected dividend yield: 6.63%; and expected term: 5 years.

●	Warrants issued on June 27, 2018 to purchase 25,000 shares of the Company’s common stock at $8.00 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (see Notes 8 and 9). The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five year anniversary of the issue date. At the time of the Exchange, the Exchange Warrants were valued at approximately $25,000, using the Black-Scholes model and the following assumptions: market price of shares: $7.51; risk free interest rate: 1.79%; expected volatility: 31.73%; expected dividend yield: 6.39%; and expected term: 5 years.

Note 12. DIVIDENDS ON COMMON STOCK

The Company’s Board of Directors has declared the following quarterly dividends on common stock during the twenty-six weeks ending July 1, 2018:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount of Dividend
February 8, 2018	March 30, 2018	April 16, 2018	$0.12	$1,200,000
June 27, 2018	July 6, 2018	July 16, 2018	$0.12	1,351,517
				$2,551,517

On both dividend payment dates, FCCG elected to reinvest its dividend from its original 8,000,000 shares at the close of the IPO in newly issued common shares of the Company at the closing market price of the shares on the payment date. As a result, on April 16, 2018, the Company issued 153,600 shares of common stock to FCCG at a price of $6.25 per share in satisfaction of the $960,000 dividend payable. On July 16, 2018, the Company issued 157,765 shares of common stock to FCCG at a price of $6.085 per share in satisfaction of the $960,000 dividend payable.

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

Note 13. Commitments and Contingencies

Litigation

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539.

On June 7, 2018, Eric Rojany filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint alleges that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

P&K Food Market, Inc. vs. Buffalo’s Franchise Concepts, Inc., Fog Cutter Capital Group, Shaun Curtis, Andy Wiederhorn et al., Superior Court of California for the County of Los Angeles, Case No. 18STLC09534.

On July 13, 2018, P&K Food Market, Inc. (“P&K”) filed a complaint against Buffalo’s Franchise Concepts, Inc., Fog Cutter Capital Group, Shaun Curtis, and Andy Wiederhorn for Breach of Contract, Fraudulent Misrepresentation and Unlawful Offer and Sale of Franchise By Means of Untrue Statements or Omissions of Material Fact Under Cal. Corp. Code §§31201; 31202; 31300; and 31301. The case was filed in connection with the sale of an affiliate-owned “Buffalo’s Café” restaurant located in Palmdale, California. The lawsuit seeks general damages, special damages, punitive damages, restitution, interest, costs and attorneys’ fees and costs related to the alleged unlawful sale of the Palmdale restaurant. The franchisor and related parties intend to vigorously defend the allegations.

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with these actions, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC relating to the Rojany matter. These proceedings are in their early stages and the Company is unable to predict the ultimate outcome of either matter. There can be no assurance that the defendants will be successful in defending against this action.

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business.

The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources.

Operating Leases

The Company leases corporate headquarters located in Beverly Hills, California comprising 5,478 square feet of space, pursuant to a lease that expires on April 30, 2020.

We believe that all our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs.

Note 14. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Thirteen Weeks Ended July 1, 2018	Twenty-Six Weeks Ended July 1, 2018
United States	$2,895	$5,643
Other countries	1,013	1,850
Total revenues	$3,908	$7,493

Revenues are shown based on the geographic location of our licensee restaurants. All our assets are located in the United States.

During the thirteen and twenty-six weeks ended July 1, 2018, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 15 – OPERATING SEGMENTS

Operating segments consist of (i) franchising operations conducted through Fatburger, (ii) franchising operations conducted through Buffalo’s and (iii) franchising operations conducted through Ponderosa. Each segment operates with its own management and personnel, with additional centralized support from the Company. The actual cost of the support provided by the Company is allocated to each operating segment. The following is a summary of each of the operating segments for the twenty-six weeks ended July 1, 2018 (dollars in thousands):

	Fatburger	Buffalo’s	Ponderosa	Combined

Revenues
Royalties	$2,631	$666	$2,135	$5,432
Franchise fees	669	9	20	698
Store opening fees	105	-	-	105
Advertising fees	611	293	322	1,226
Management fees	32	-	-	32
Total revenues	4,048	968	2,477	7,493

Expenses
General and administrative	2,307	700	1,963	4,970

Income from operations	1,741	268	514	2,523

Other income (expense)	152	305	(52)	405

Income before income tax expense	$1,893	$573	$462	$2,928

Reconciliation to consolidated net income (in thousands)

Twenty-Six Weeks Ended July 1, 2018

Combined segment net income before taxes	$2,928
Corporate general and administrative expenses	(755)
Corporate other expense, net	(995)
Income tax expense	(296)
Net income	$882

NOTE 16 – SUBSEQUENT EVENTS

Acquisition of Hurricane Grill & Wings

On July 3, 2018, the Company completed the acquisition of Hurricane AMT, LLC, a Florida limited liability company (“Hurricane”), for a purchase price of $12,500,000. Hurricane is the franchisor of Hurricane Grill & Wings and Hurricane BTW Restaurants. The purchase price of $12,500,000 was delivered through the payment of $8,000,000 in cash and the issuance to the Sellers of $4,500,000 of equity units of the Company valued at $10,000 per unit, or a total of 450 units. Each unit consists of (i) 100 shares of the Company’s newly designated Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”) and (ii) a warrant to purchase 125 shares of the Company’s Common Stock at $8.00 per share (the “Hurricane Warrants”). The Company also entered into a Registration Rights Agreement with the Sellers under which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) to register for resale the Series A-1 Preferred Stock and shares of Common Stock issuable upon exercise of the Hurricane Warrants and upon conversion of the Series A-1 Preferred Stock.

Holders of Series A-1 Preferred Stock will be entitled to receive cumulative dividends on the $100.00 per share stated liquidation preference of the Series A-1 Preferred Stock, in the amount of cash dividends at a rate of 6.0% per year. Upon (i) the five-year anniversary of the initial issuance date (July 3, 2023), or (ii) the earlier liquidation, dissolution or winding-up of the Company (the “Series A-1 Mandatory Redemption Date”), the holders of Series A-1 Preferred Stock will be entitled to cash redemption of their shares in an amount equal to $100.00 per share plus any accrued and unpaid dividends. In addition, prior to the Series A-1 Mandatory Redemption Date, the Company may optionally redeem the Series A-1 Preferred Stock, in whole or in part, at par plus any accrued and unpaid dividends.

Holders of Series A-1 Preferred Stock may also optionally cause the Company to redeem all or any portion of their shares of Series A-1 Preferred Stock beginning any time after the two-year anniversary of the initial issuance date for an amount equal to $100.00 per share plus any accrued and unpaid dividends, which amount may be settled in cash or Common Stock of the Company, at the option of the holder. If a holder elects to receive Common Stock, shares will be issued as payment for redemption at the rate of $12.00 per share of Common Stock.

Debt Facility

On July 3, 2018, the Company as borrower, and certain of the Company’s direct and indirect subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan Agreement”) with FB Lending, LLC (the “Lender”). Pursuant to the Loan Agreement, the Company borrowed $16.0 million in a term loan from the Lender. The Company used a portion of the loan proceeds to fund (i) the cash payment of $8.0 million to the members of Hurricane and closing costs in connection with the acquisition of Hurricane, and (ii) to repay borrowings of $2.0 million plus interest and fees owing under the Company’s existing loan facility with TCA Global Credit Master Fund, LP (See Note 7). The Company intends to use the remaining proceeds for additional acquisitions and general working capital purposes.

The new term loan under the Loan Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 15.0%. The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time upon prior notice to the Lender, subject to a prepayment penalty of 10% in the first year and 5% in the second year of the term loan. The Company is required to prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement in connection with certain dispositions of assets, extraordinary receipts, issuances of additional debt or equity, or a change of control of the Company. In connection with the Loan Agreement, the Company also issued to the Lender a warrant to purchase up to 499,000 shares of the Company’s Common Stock at $7.35 per share (the “Lender Warrant”).

As security for its obligations under the Loan Agreement, the Company granted a lien on substantially all of its assets to the Lender. In addition, certain of the Company’s direct and indirect subsidiaries and affiliates entered into a Guaranty (the “Guaranty”) in favor of the Lender, pursuant to which they guaranteed the obligations of the Company under the Loan Agreement and granted as security for their guaranty obligations a lien on substantially all of their assets.

The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur other indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, in each case subject to customary exceptions. The Loan Agreement also includes customary events of default that include, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, events that result in a material adverse effect (as defined in the Loan Agreement), cross default to other material indebtedness, bankruptcy, insolvency and material judgments. The occurrence and continuance of an event of default could result in the acceleration of the Company’s obligations under the Loan Agreement and an increase in the interest rate by 5.0% per annum.

Restaurant Openings and Closures

Subsequent to July 1, 2018, franchisees have not opened or closed any additional franchise locations.

Dividend Payable

On July 16, 2018, FCCG elected to reinvest its dividend from its original 8,000,000 shares at the close of the IPO of $960,000 in newly issued common shares of the Company at $6.085 per share, the closing market price of the shares on that date. As a result, the Company issued 157,765 shares of common stock to FCCG in satisfaction of the dividend payable.

The issuance of these shares to FCCG was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. FCCG acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. (See Note 12)

Litigation

Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On August 2, 2018, Daniel Alden and others filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint alleges that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with this action, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC relating to this matter. These proceedings are in their early stages and the Company is unable to predict the ultimate outcome of either matter. There can be no assurance that the defendants will be successful in defending against this action.

FATBURGER NORTH AMERICA, INC.

Balance Sheets

July 1, 2018 and December 31, 2017

	July 1, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets
Cash	$-	$-
Accounts receivable, net	572,981	472,430
Other current assets	8,358	8,358
Total current assets	581,339	480,788

Due from affiliates	8,037,883	7,172,833

Deferred income taxes	1,780,669	1,037,728

Trademarks	2,134,800	2,134,800

Goodwill	529,400	529,400
Total assets	$13,064,091	$11,355,549

Liabilities and Stockholder’s Equity
Current liabilities
Deferred income	$1,100,671	$1,732,249
Accounts payable	1,093,417	1,452,668
Accrued advertising	544,571	348,454
Accrued expenses	857,415	868,828

Total current liabilities	3,596,074	4,402,199

Deferred income – noncurrent	5,201,966	1,605,500

Total liabilities	8,798,040	6,007,699

Commitments and contingencies (Note 6)

Stockholder’s equity
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in capital	5,664,705	5,664,705
Accumulated deficit	(1,398,664)	(316,865)

Total stockholder’s equity	4,266,051	5,347,850

Total liabilities and stockholder’s equity	$13,064,091	$11,355,549

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statements of Income

For the Twenty-six weeks ended July 1, 2018 and June 25, 2017

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Royalties	$1,342,958	$1,221,728	$2,631,051	$2,375,195
Franchise fees	285,615	358,310	669,163	1,153,326
Store opening fees	104,747	-	104,747	-
Advertising fees	294,087	-	610,685	-
Management fees	15,000	15,000	32,500	30,000

Total revenues	2,042,407	1,595,038	4,048,146	3,558,521

General and administrative expenses
General and administrative	858,929	715,245	1,696,089	1,295,459
Advertising expense	294,087	-	610,685

Total general and administrative expenses	1,153,016	715,245	2,306,774	1,295,459

Income from operations	889,391	879,793	1,741,372	2,263,062

Non-operating income (expense)
Interest income	84,742	-	163,699	-
Depreciation and amortization	(8,268)	-	(8,633)	-
Other	(2,394)	-	(2,979)	-
Total non-operating income (expense)	74,080	-	152,087	-

Income before taxes	963,471	879,793	1,893,459	2,263,062

Income tax expense	225,428	323,686	450,007	820,217

Net income	$738,043	$556,107	$1,443,452	$1,442,845

Net income per common share - Basic	$738.04	$556.11	$1,443.45	$1442.85

Shares used in computing net income per common share	1,000	1,000	1,000	1,000

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statement of Stockholder’s Equity

For the Twenty-Six Weeks Ended July 1, 2018

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	1,000	$10	$5,664,705	$(316,865)	$5,347,850

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	-	(2,525,251)	(2,525,251)

Net income	-	-	-	1,443,452	1,443,452

Balance at July 1, 2018	1,000	$10	$5,664,705	$(1,398,664)	4,266,051

The accompanying notes are an integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statements of Cash Flows

For the Twenty-Six Weeks Ended July 1, 2018 and June 25, 2017

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$1,443,452	$1,442,845
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	-	297,700
Provision for bad debt expense	8,057	115,428
Depreciation expense	8,633	-
Changes in operating assets and liabilities:
Accounts receivable	(108,608)	(197,028)
Other current assets	-	(6,933)
Accounts payable and accrued expenses	(370,664)	158,011
Accrued advertising	196,117	319,786
Deferred income taxes	(66,800)	-
Deferred income	(236,504)	(910,845)

Total adjustments	(569,769)	(223,881)

Net cash provided by operating activities	873,683	1,218,964

Cash flows from financing activities
Dividends paid	-	(1,000,000)
Change in due from affiliates	(873,683)	(218,964)

Net cash used in financing activities	(873,683)	(1,218,964)

Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosure of cash flow Information
Cash paid for income taxes	$67,371	$4,807
Supplemental Disclosure of Noncash Investing and Financing Activities
Income tax payable offset against amounts due from affiliates	$398,341	$499,445

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Notes to Financial Statements

For the Twenty-Six Weeks Ended July 1, 2018 and June 25, 2017

(unaudited)

Note 1.	Nature of Business

Fatburger North America, Inc., a Delaware corporation (referred to in these financial statements as the “Company”), was formed on March 28, 1990 and is a wholly-owned subsidiary of FAT Brands Inc. Prior to its transfer to FAT Brands Inc. on October 20, 2017, the Company was owned by Fog Cutter Capital Group Inc. (“FCCG”). FCCG owns the controlling interest in FAT Brands Inc. The Company was previously a subsidiary of Fatburger Holdings as the result of a stock purchase transaction in August 2001 and was transferred to FCCG on March 24, 2011.

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

As of July 1, 2018, there were 151 franchise restaurant locations operated by third parties in Arizona, California, Colorado, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Egypt, Iraq, Pakistan, Philippines, Indonesia, Panama, Japan, Malaysia, Qatar and Tunisia (the Franchisees).

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

Accounts Receivable: Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of July 1, 2018 and December 31, 2017, allowance for doubtful accounts was $554,874 and $546,928, respectively.

Credit and Depository Risks: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company’s customer base consists of franchisees located in Arizona, California, Colorado, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Egypt, Iraq, Pakistan, Philippines, Indonesia, Panama, Japan, Malaysia, Qatar and Tunisia. Management reviews each of its customer’s financial conditions prior to signing a franchise agreement and believes that it has adequately provided for any exposure to potential credit losses.

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

During the twenty-six weeks ended July 1, 2018, six franchise locations were opened and seven were closed or otherwise left the franchise system. Of the opened location, three were in California and, one each in Canada, Japan and the Philippines. Of the closed locations, two each were closed in the UAE, Pakistan, California and one in China. During the twenty-six weeks ended June 25, 2017, eleven franchise locations were opened and fifteen were closed or otherwise left the franchise system. Of the new franchise locations, two each were opened in California, Canada and China and one each were in Qatar, Egypt, Pakistan, Panama and the UK. Of the closed franchise locations, two each were in Washington and Saudi Arabia and one each were in California, Hawaii, Indonesia, UAE, Oman, Egypt, Canada, India, Bahrain, Pakistan and Tunisia.

In addition to franchise fee revenue, the Company collects a royalty of 3% to 6% of net sales from its franchisees. Royalties are recognized as revenue as the related sales are made by the franchisees. Royalties collected in advance are classified as deferred income until earned.

Store opening fees -- The Company recognizes store opening fees of $45,000 and $60,000 for domestic and international stores, respectively, from the up-front fees collected from franchisees. The remaining balance of the up-front fees are then amortized as franchise fees over the life of the franchise agreement. If the fees collected are less than the respective store opening fee amounts, the full up-front fees are recognized at opening. The $45,000 and $60,000 are based on out-of-pocket costs to the Company for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized are higher due to the additional cost of travel.

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

These standards will not impact the recognition of our sales-based royalties from franchisees, which is generally our largest source of revenue. We have implemented internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

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

Adopting the new accounting standards for revenue affected several financial statement line items for the thirteen weeks ended July 1, 2018. The following tables provide the affected amounts as reported in these Unaudited Consolidated Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of July 1, 2018

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Balance Sheet:
Deferred income taxes	$1,780,669	$1,104,528
Deferred income	$6,302,637	$3,438,994
Retained earnings (deficit)	$(1,398,664)	$788,838

For the twenty-six weeks ended July 1, 2018

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Statement of Operations:
Franchise fees	$669,163	$331,415
Advertising fees	$610,685	$-
Advertising expense	$610,685	$-
Net income	$1,443,452	$1,105,703
Earnings per common share - basic	$1,443.45	$1,105.70
Earnings per common share - diluted	$1,443.45	$1,105.70

For the twenty-six weeks ended July 1, 2018

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Statement of Cash Flows:
Net income	$1,443,452	$1,105,703
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income	$(236,504)	$101,245

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

In June 2018, the FASB issued ASU No.2018-07, Compensation- Stock Compensation (Topic 718). Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Top 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the Update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3.	DEFERRED INCOME

Deferred income is as follows:

	July 1, 2018	December 31, 2017
Deferred franchise fees	$5,525,230	$2,438,000
Deferred royalties	777,407	899,749

Total	$6,302,637	$3,337,749

Deferred income – current	$1,100,671	$1,732,249
Deferred income – noncurrent	5,201,966	1,605,500

Total	$6,302,637	$3,337,749

Note 4.	Income Taxes

The Company files its Federal and most state income tax returns on a consolidated basis with FCCG. For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files all of its tax returns on a stand-alone basis. The taxes payable to FCCG determined by this calculation of $398,341 and $499,445 were offset against amounts due from affiliates as of July 1, 2018 and June 25, 2017, respectively (see Note 5).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets are as follows:

	July 1, 2018	December 31, 2017
Current deferred tax assets (liabilities)
Deferred franchise fees and royalties	$1,529,119	$778,827
Allowances and accruals	289,613	280,895
State tax accrual	(38,063)	(21,994)
Total	$1,780,669	$1,037,728

Components of the income tax provision are as follows:

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
Current
Federal	$398,341	$499,445
State	51,095	18,265
Foreign	67,371	4,807
	516,807	522,517
Deferred
Federal	(60,843)	275,842
State	(5,957)	21,858
	(66,800)	297,700
Total income tax provision	$450,007	$820,217

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% and 34% to pretax loss as follows for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively:

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
Statutory rate	21%	34%
State and local income taxes	2%	1%
Other	1%	1%
Effective tax rate	24%	36%

As of July 1, 2018, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of July 1, 2018 and June 25, 2017.

Note 5.	Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $8,037,883 and $7,172,833 as of July 1, 2018 and December 31, 2017, respectively.

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

Prior to becoming a subsidiary of FAT Brands, the Company reimbursed FCCG for these expenses in the approximate amounts of $730,373 for the twenty-six weeks ended June 25, 2017. Management reviewed the expenses recorded at FCCG and identified the common expenses that shall be allocated to the subsidiaries. These expenses were allocated based on an estimate of management’s time spent on the activities of FCCG and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity.

During the twenty-six weeks ended July 1, 2018 and June 25, 2017, the Company recognized payables to FCCG in the amount of $398,341 and $499,445, respectively, for use of FCCG’s net operating losses for tax purposes.

Note 6.	Commitments and Contingencies

The Company is involved in litigation in the normal course of business. The Company believes that the result of this litigation will not have a material adverse effect on the Company’s financial condition.

Note 7.	geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows:

	Thirteen Weeks ended		Twenty-Six Weeks ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

United States	$1,283,313	$849,891	$2,663,205	$1,701,613
Other countries	759,094	745,147	1,384,941	1,856,908
Total revenues	$2,042,407	$1,595,038	$4,048,146	$3,558,521

Revenues are shown based on the geographic location of our licensee restaurants. All of our assets are located in the United States.

During the thirteen and twenty-six weeks ended July 1, 2018, no franchisee accounted for more than 10% of the Company’s revenues. During the thirteen weeks ended June 25, 2017, two franchisees each accounted for more than the Company’s revenues, with total revenues of $135,166 and $148,462. During the twenty-six weeks ended June 25, 2017, two franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $497,494 and $369,105.

Note 8.	Subsequent events

Restaurant Openings and Closures

Subsequent to July 1, 2018, Fatburger franchisees have not opened or closed any franchise locations.

Guaranty of Debt Facility

On July 3, 2018, FAT Brands Inc., the Company’s parent, entered into a Guaranty Agreement (the “Guaranty”) relating to a new Loan and Security Agreement (the “Loan Agreement”) between FAT Brands Inc. and FB Lending, LLC (the “Lender”). Under the Guaranty, the Company, together with certain of the FAT Brands’ direct and indirect subsidiaries and affiliates, guaranteed the obligations of FAT Brands Inc. under the (“Loan Agreement”) and granted a lien on substantially all of its assets as security for its guaranty obligations.

Pursuant to the Loan Agreement, FAT Brands, Inc. borrowed $16.0 million in a term loan from the Lender. The new term loan under the Loan Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 15.0%. FAT Brands may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time upon prior notice to the Lender, subject to a prepayment penalty of 10% in the first year and 5% in the second year of the term loan.

The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur other indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, in each case subject to customary exceptions. The Loan Agreement also includes customary events of default that include, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, events that result in a material adverse effect (as defined in the Loan Agreement), cross default to other material indebtedness, bankruptcy, insolvency and material judgments. The occurrence and continuance of an event of default could result in the acceleration of the obligations under the Loan Agreement and an increase in the interest rate by 5.0% per annum.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

July 1, 2018 and December 31, 2017

	July 1, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets
Cash	$-	$-
Accounts receivable, net	88,271	54,893
Other current assets	11	11
Total current assets	88,282	54,904

Due from affiliates	1,721,336	1,010,915
Deferred tax assets	132,401	72,887
Trademarks	27,000	27,000
Goodwill	5,365,100	5,365,100
Buffalo’s Creative and Advertising Fund	-	435,514
Total assets	$7,334,119	$6,966,320

Current liabilities
Accounts payable	$393,396	$181,665
Accrued expenses	148,725	120,599
Accrued advertising	75,391	-
Deferred income	25,876	39,889
Total current liabilities	643,388	342,153

Deferred income – noncurrent	350,489	212,924
Buffalo’s Creative and Advertising Fund – contra	-	435,514
Total liabilities	993,877	990,591

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock, $.001 par value, 50,000,000 shares authorized	-	-
Additional paid-in capital	5,938,217	5,938,217
Retained earnings	402,025	37,512
Total stockholder’s equity	6,340,242	5,975,729
Total liabilities and stockholder’s equity	$7,334,119	$6,966,320

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Thirteen and Twenty-Six Weeks Ended July 1, 2018 and June 25, 2017

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Royalties	$352,966	$303,786	$665,904	$612,057
Franchise fees	4,447	-	8,893	105,000
Advertising fees	153,310	-	292,800	-
Total revenues	510,723	303,786	967,597	717,057

Expenses
General and administrative	192,462	176,613	407,116	316,349
Advertising expense	153,310	-	292,800	-
Total expenses	345,772	176,613	699,916	316,349

Income from operations	164,951	127,173	267,681	400,708

Other income	156,745	-	304,948	200

Income before taxes	321,696	127,173	572,629	400,908

Income tax expense	85,148	38,770	155,760	135,014

Net income	$236,548	$88,403	$416,869	$265,894

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statement of Stockholder’s Equity

For the Twenty-Six Weeks ended July 1, 2018

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2017	-	$5,938,217	$37,512	$5,975,729

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	(52,356)	(52,356)

Net income	-	-	416,869	416,869

Balance at July 1, 2018	-	$5,938,217	$402,025	$6,340,242

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Twenty-Six Weeks Ended July 1, 2018 and June 25, 2017

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$416,869	$265,894
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	-	25,500
Depreciation expense	1,579	-
Changes in current operating assets and liabilities:
Accounts receivable	50,524	(76,545)
Accounts payable and accrued expenses	(5,174)	19,714
Accrued advertising	(176,727)	-
Deferred income taxes	44,826	-
Deferred income	(33,144)	(99,250)
Total adjustments	(118,116)	(130,581)
Net cash flows provided by operating activities	298,753	135,313

Cash flows from financing activities
Advances to affiliates	(298,753)	(35,313)
Dividend distribution	-	(100,000)
Net cash flows used in financing activities	(298,753)	(135,313)

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$1,000

Supplemental disclosure of noncash investing and financing Activities
Income tax payable offset against amounts due from affiliates	$79,906	$108,514

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Twenty-Six Weeks Ended July 1, 2018 and June 25, 2017

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

At July 1, 2018, there were 17 operating Buffalo’s Southwest Cafés restaurants and 80 co-branded Buffalo’s Express restaurants. At June 25, 2017, there were 19 operating Buffalo’s Southwest Cafés restaurants and 68 co-branded Buffalo’s Express restaurants.

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

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Buffalo’s Franchise Concepts, Inc. and its wholly-owned subsidiary, Buffalo’s Franchise Concepts, Inc., a Georgia corporation, (referred to collectively in these financial statements as the “Company”). All significant intercompany accounts have been eliminated in consolidation.

Accounts Receivable: Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of July 1, 2018 and December 31, 2017, allowance for doubtful accounts remained unchanged at $15,616.

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

Store opening fees — The Company recognizes store opening fees of $45,000 and $60,000 for domestic and international stores, respectively, from the up-front fees collected from franchisees. The remaining balance of the up-front fees are then amortized as franchise fees over the life of the franchise agreement. If the fees collected are less than the respective store opening fee amounts, the full up-front fees are recognized at opening. The $45,000 and $60,000 are based on out-of-pocket costs to the Company for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized are higher due to the additional cost of travel.

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

The deferred fee is being amortized into income ratably over the ten-year term. Service fee revenues recognized in each of the twenty-six weeks ended July 1, 2018 and June 25, 2017 pursuant to the agreement were $24,250. As of July 1, 2018 and December 31, 2017, there remained deferred fees of $8,083 and $32,333, respectively, relating to the exclusive area agreement.

Advertising: The Company generally requires advertising payments of 2.0% of net sales from Buffalo’s Southwest Café restaurants. Co-branded restaurants generally pay 0.20% to 1.95%. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the statement of operations. Assets and liabilities associated with advertising funds are consolidated on the Company’s balance sheet.

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

These standards will not impact the recognition of our sales-based royalties from franchisees, which is generally our largest source of revenue. We have implemented internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

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

Adopting the new accounting standards for revenue affected several financial statement line items for the thirteen weeks ended July 1, 2018. The following tables provide the affected amounts as reported in these Unaudited Consolidated Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of July 1, 2018

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Accounts receivable	$88,271	$55,418
Deferred income taxes	$132,401	$28,061
Due from affiliates	$1,721,336	$1,423,728
Buffalo’s Creative and Advertising Fund	$-	$330,461
Buffalo’s Creative and Advertising Fund-Contra	$-	$(330,461)
Accounts payable	$393,396	$149,382
Deferred income	$376,365	$210,776
Accrued expense	$148,725	$159,782
Accrued advertising	$75,391	$-
Retained earnings	$402,025	$463,275

For the twenty-six weeks ended July 1, 2018

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Operations:
Franchise fees	$8,893	$-
Advertising fees	$292,800	$-
Advertising expense	$292,800	$-
Net income	$416,869	$407,975

For the twenty-six weeks ended July 1, 2018 (in thousands)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Cash Flows:
Net income	$416,869	$407,975
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	$50,524	$(525)
Deferred income	$(33,144)	$(42,037)
Accounts payable and accrued expenses	$(5,174)	$(15,214)
Accrued advertising	$(176,727)	$-
Advances to affiliates	$(298,753)	$(412,813)

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

In June 2018, the FASB issued ASU No.2018-07, Compensation- Stock Compensation (Topic 718). Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Top 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the Update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3.	DEFERRED INCOME

Deferred income is as follows:

	July 1, 2018	December 31, 2017
Deferred franchise fees	$368,282	$252,813
Deferred royalties	8,083	-

Total	$376,365	$252,813

Deferred income – current	$25,876	$39,889
Deferred income – noncurrent	350,489	212,924

Total	$376,365	$252,813

Note 4.	Related party transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $1,721,336 and $1,010,915 as of July 1, 2018 and December 31, 2017, respectively. These advances are expected to be recovered through repayment for the use of FCCG’s tax net operating losses, and to a lesser extent from proceeds generated by the affiliates operations and investments.

Effective in 2013, FCCG’s operations were structured in such a way that significant direct and indirect administrative functions were provided to the Company. These services include operational personnel to sell franchise rights, assist with training franchisees and assisting franchisees with opening restaurants. FCCG also provides executive administration and accounting services for the Company. Expenses are allocated based on an estimate of management’s time spent on the activities of FCCG and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. These expenses were approximately $147,091 for the twenty-six weeks ended June 25, 2017 and were reimbursed to FCCG in cash. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity. This practice with FCCG was discontinued when the Company became a subsidiary of FAT Brands.

During the twenty-six weeks ended July 1, 2018 and June 25, 2017, the Company recorded obligations to FCCG in the amount of $79,906 and $108,514 for use of FCCG’s net operating losses for tax purposes, respectively.

Note 5.	Income taxes

The Company files its Federal and most state income tax returns on a consolidated basis with FCCG. For financial reporting purposes, the Company calculates its tax provision as if the Company files its tax returns on a stand-alone basis. The taxes payable to FCCG determined by this calculation of $79,906 and $108,514 were offset against the balances due from affiliates as of July 1, 2018 and June 25, 2017, respectively.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis.

Significant components of the Company’s net deferred tax assets are as follows:

	July 1, 2018	December 31, 2017
Net deferred tax assets (liabilities)
Deferred franchise fees and royalties	$133,216	$71,670
State income tax	(7,547)	(3,990)
Reserves and accruals	6,732	5,207
Total	$132,401	$72,887

Components of the income tax provision are as follows:

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
Current
Federal	$79,906	$108,514
State	31,028	-
Foreign	-	1,000
	110,934	109,514

Deferred
Federal	32,026	25,500
State	12,800	-
	44,826	25,500
Total income tax expense	$155,760	$135,014

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% and 34% to pretax loss as follows for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively:

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
Statutory rate	21%	34%
State and local income taxes	6%	-%
Effective tax rate	27%	34%

As of July 1, 2018, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of July 1, 2018 and June 25, 2017.

Note 6.	Buffalo’s creative and advertising fund

Under the terms of its franchise agreements, the Company collects fees for creative development and advertising from its franchisees based on percentages of sales as outlined in franchise agreements. The Company is to oversee all advertising and promotional programs and is to have sole discretion over expenditures from the fund.

The accompanying consolidated financial statements reflect the year-end balance of the advertising fund and the related advertising obligation, which were $435,514 at December 31, 2017. Effective January 1, 2018, the assets, liabilities, revenues and expenses of the advertising fund were fully consolidated with the Company. (See Note 2).

Note 7.	commitments AND CONTINGENCIES

The Company is involved in litigation in the normal course of business. The Company believes that the result of this litigation will not have a material adverse effect on the Company’s financial condition.

Note 8.	Retirement plan

The Company has a profit-sharing plan (the Plan) with a 401(k) feature covering substantially all employees. There were no contributions made by the Company under the Plan for the twenty-six weeks ended July 1, 2018 and June 25, 2017.

Note 9.	geographic location and major franchisees

Revenues by geographic area are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

United States	$438,022	$253,141	$833,124	$503,949
Other countries	72,700	50,645	134,473	213,108
Total revenues	$510,722	$303,786	$967,597	$717,057

Revenues are shown based on the geographic location of our licensee restaurants. All of our assets are located in the United States.

During the twenty-six weeks ended July 1, 2018, two franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $229,637 and $210,895. During the thirteen weeks ended July 1, 2018, two franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $128,340 and $117,784. During the twenty-six weeks ended June 25, 2017, three franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $119,369, $109,735 and $146,387.

Note 10.	Subsequent events

Restaurant Openings and Closures

Subsequent to July 1, 2018, Buffalo’s franchisees have not opened or closed any franchise locations.

Guaranty of Debt Facility

On July 3, 2018, Fat Brands Inc., the Company’s parent, entered into a Guaranty Agreement (the “Guaranty”) relating to a new Loan and Security Agreement (the “Loan Agreement”) between FAT Brands Inc. and FB Lending, LLC (the “Lender”). Under the Guaranty, the Company, together with certain of the FAT Brands’ direct and indirect subsidiaries and affiliates, guaranteed the obligations of FAT Brands Inc. under the Loan Agreement and granted a lien on substantially all of its assets as security for its guaranty obligations.

Pursuant to the Loan Agreement, FAT Brands, Inc. borrowed $16.0 million in a term loan from the Lender. The new term loan under the Loan Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 15.0%. FAT Brands may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time upon prior notice to the Lender, subject to a prepayment penalty of 10% in the first year and 5% in the second year of the term loan.

The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur other indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, in each case subject to customary exceptions. The Loan Agreement also includes customary events of default that include, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, events that result in a material adverse effect (as defined in the Loan Agreement), cross default to other material indebtedness, bankruptcy, insolvency and material judgments. The occurrence and continuance of an event of default could result in the acceleration of the obligations under the Loan Agreement and an increase in the interest rate by 5.0% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with our Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

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

On November 14, 2017, we entered into a Membership Interest Purchase Agreement (the “Agreement”) to purchase the membership interests of Hurricane AMT, LLC, a Florida limited liability corporation (“Hurricane”), for a purchase price of $12,500,000. Hurricane is the franchisor of Hurricane Grill & Wings and Hurricane BTW Restaurants. The original Hurricane Grill & Wings opened in Fort Pierce, Florida in 1995 and has expanded to over 58 restaurant locations in Alabama, Arizona, Colorado, Florida, Georgia, Kansas, New York, and Texas.

We completed the acquisition of Hurricane on July 3, 2018. The purchase price of $12,500,000 was delivered through the payment of $8,000,000 in cash and the issuance to the sellers of $4,500,000 of equity units of the Company valued at $10,000 per unit, or a total of 450 units. Each unit consists of (i) 100 shares of the Company’s newly designated Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”) and (ii) a warrant to purchase 125 shares of the Company’s Common Stock at $8.00 per share (the “Hurricane Warrants”).

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

Operating segments

As of July 1, 2018, we franchise the Fatburger, Buffalo’s and Ponderosa /Bonanza restaurant concepts with 276 total locations across 24 domestic states and 19 countries. While our existing footprint covers 19 countries in which we have franchised restaurants open and operational as of July 1, 2018, our overall footprint (including development agreements for proposed stores in new markets and countries where our brands previously had a presence that we intend to resell to new franchisees) covers 21 countries. For each of our current restaurant brands and those that we will seek to acquire, the ability to expand the overall concept footprint, both domestically and internationally, is of critical importance and a primary acquisition evaluation criterion. We believe that our restaurant concepts have meaningful growth potential and appeal to a broad base of consumers globally.

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

With the recent acquisition of Hurricane, we will reevaluate the organization of our operating segments.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures, which are typically calculated on a system-wide basis. These key measures include new store openings and same-store sales growth in addition to the general income statement line items such as revenues, general and administrative expenses, income before income tax expense and net income.

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

Results of Operations

Results of Operations of FAT Brands Inc.

The following table summarizes key components of our consolidated results of operations for the thirteen and twenty-six weeks ended July 1, 2018. Because this is our initial full year of operation, comparative information is not available.

(In thousands)

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 1, 2018	July 1, 2018
Statement of operations data:

Revenues
Royalties	$2,860	$5,432
Franchise fees	299	698
Store opening fees	105	105
Advertising fees	630	1,226
Management fee	14	32
Total revenues	3,908	7,493

General and administrative expenses	3,081	5,725

Income from operations	827	1,768

Other expense	(342)	(590)

Income before income tax expense	485	1,178

Income tax expense	112	296

Net income	$373	$882

For the Twenty-Six Weeks Ended July 1, 2018

Net Income - Net income for the twenty-six weeks ended July 1, 2018 totaled $882,000 consisting of revenues of $7,493,000 less general and administrative expenses of $5,725,000, other expense of $590,000 and income taxes of $296,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and management fees. We had revenues of $7,493,000 for the twenty-six weeks ended July 1, 2018. Royalties totaled $5,432,000; Franchise fees totaled $698,000; Store opening fees totaled $105,000; Advertising fees totaled $1,226,000 and management fees were $32,000.

General and Administrative Expenses - General and administrative expenses consist primarily of compensation costs. For the twenty-six weeks ended July 1, 2018, our general and administrative expenses totaled $5,725,000 and included compensation costs of $2,790,000 and advertising expense of $1,226,000.

Other Expense – Other expense for the twenty-six weeks ended July 1, 2018 totaled $590,000 and consisted primarily of net interest expense of $514,000.

Income Tax Expense – We recorded a provision for income taxes of $296,000 for the twenty-six weeks ended July 1, 2018.

For the thirteen Weeks Ended July 1, 2018

Net Income - Net income for the thirteen weeks ended July 1, 2018 totaled $373,000 consisting of revenues of $3,908,000 less general and administrative expenses of $3,081,000, other expense of $342,000 and income taxes of $112,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and management fees. We had revenues of $3,908,000 for the thirteen weeks ended July 1, 2018. Royalties totaled $2,860,000; Franchise fees totaled $299,000; Store opening fees totaled $105,000; Advertising fees totaled $630,000 and management fees were $14,000.

General and Administrative Expenses - General and administrative expenses consist primarily of compensation costs. For the thirteen weeks ended July 1, 2018, our general and administrative expenses totaled $3,081,000 and included compensation costs of $1,459,000 and advertising expense of $630,000.

Other Expense – Other expense for the thirteen weeks ended July 1, 2018 totaled $342,000 and consisted primarily of net interest expense of $300,000.

Income Tax Expense – We recorded a provision for income taxes of $112,000 for the thirteen weeks ended July 1, 2018.

Results of Segment Operations of Fatburger

Fatburger was historically under control of FCCG and is a predecessor of FAT Brands for financial reporting purposes. The following table summarize key components of the results of operations for our Fatburger segment for the periods indicated:

(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

Statement of operations data:

Revenues
Royalties	$1,343	$1,222	$2,631	$2,375
Franchise fees	285	359	669	1,154
Store opening fees	105	-	105	-
Advertising fees	295	-	611	-
Management fee	14	15	32	30
Total revenues	2,042	1,596	4,048	3,559

General and administrative expenses	1,153	716	2,307	1,296

Income from operations	889	880	1,741	2,263

Other income	74	-	152	-

Income before income tax expense	963	880	1,893	2,263

Income tax expense	225	324	450	820

Net income	$738	$556	$1,443	$1,443

The comparability of the 2018 results to the 2017 results is impacted by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), which replaced most of the previously existing revenue recognition guidance in U.S. GAAP. These changes are explained in detail in the notes to the accompanying financial statements and in the discussion of critical accounting policies and estimates below.

For the Twenty-Six Weeks Ended July 1, 2018 Compared to the Twenty-Six Weeks Ended June 25, 2017

Net Income - Net income of Fatburger for the twenty-six weeks ended July 1, 2018 was relatively unchanged compared to the twenty-six weeks ended June 25, 2017. The changes in components of net income included higher royalties from sales growth in the amount of $256,000, an increase in other income of $152,000 and a reduction in the provision for income taxes of $370,000, partially offset by an increase in non-advertising related operating expenses of $400,000 and lower franchise and store opening fees of $380,000.

Revenues - Fatburger’s revenues consist of royalties, franchise fees, store opening fees, advertising fees and management fees. Fatburger had revenues of $4,048,000 and $3,559,000 for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively. The increase was comprised of an increase in recognized advertising fees of $611,000 during the 2018 period and an increase in royalties in the amount of $256,000. These increases were partially offset by decreases of $380,000 in recognized franchise fees during 2018. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying financial statements for Fatburger.

General and Administrative Expenses - General and administrative expenses of Fatburger consist primarily of payroll, consulting fees and, prior to the Offering, an allocation of corporate overhead from FCCG. General and administrative expenses for the twenty-six weeks ended July 1, 2018 increased $1,011,000 or 78% to $2,307,000, as compared to $1,296,000 for the twenty-six weeks ended June 25, 2017. This was primarily the result of the recognition in 2018 of advertising fees in the amount of $611,000 from the adoption of ASU 2014-09 and increased compensation costs.

Other Income – Other income during the twenty-six weeks ended July 1, 2018 consisted primarily of net interest earned on intercompany receivables from FCCG in the amount of $164,000. The intercompany accounts began earning interest on October 20, 2017, so there was no comparable interest income for the twenty-six weeks ended June 25, 2017.

Income tax expense – Income tax expense decreased $370,000 or 45% during the twenty-six weeks ended July 1, 2018 compared to the prior year. The reduction in tax expense resulted from a combination of lower income before taxes and a lower tax rate. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law and reduced the corporate tax rate from 34% to 21%.

New Store Openings - For the twenty-six weeks ended July 1, 2018, our Fatburger franchisees opened 6 stores as compared to 11 stores for the twenty-six weeks ended June 25, 2017.

Same-store Sales Growth - Same-store sales in our core domestic market (representing approximately 69% of revenues for 2017) grew by positive 9.5% for the twenty-six weeks ended July 1, 2018, compared to growth of 7.9% for the twenty-six weeks ended June 25, 2017. Overall Fatburger same-store sales, including international stores in their local currency were positive 8.9% for the twenty-six weeks ended July 1, 2018 and positive 0.5% for the twenty-six weeks ended June 25, 2017. The biggest factors for the increase in same store sales systemwide are increased sales from third-party delivery platforms, particularly in California, as well as launch of the Impossible Burger domestically. International same-store sales have also stabilized due to strengthening macroeconomic conditions in Canada from the increase in oil prices.

For the thirteen Weeks Ended July 1, 2018 Compared to the Thirteen Weeks Ended June 25, 2017

Net Income - Net income of Fatburger for the thirteen weeks ended July 1, 2018 increased by $182,000 or 33% to $738,000 compared to $556,000 for the thirteen weeks ended June 25, 2017. The increase was primarily attributable to higher royalties in the amount of $121,000, an increase in other income of $74,000 and a reduction for provision of income taxes of $99,000, partially offset by an increase in non-advertising related operating expenses of $142,000.

Revenues - Fatburger’s revenues consist of royalties, franchise fees, store openings fees, advertising fees and management fees. Fatburger had revenues of $2,042,000 and $1,596,000 for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively. The increase was comprised of an increase in recognized advertising fees of $295,000 during the 2018 period and an increase in royalties in the amount of $121,000. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying financial statements for Fatburger.

General and Administrative Expenses - General and administrative expenses of Fatburger consist primarily of payroll, consulting fees and, prior to the Offering, an allocation of corporate overhead from FCCG. General and administrative expenses for the thirteen weeks ended July 1, 2018 increased $437,000 or 61% to $1,153,000, as compared to $716,000 for the thirteen weeks ended June 25, 2017. This was primarily the result of the recognition in 2018 of advertising fees in the amount of $295,000 from the adoption of ASU 2014-09 and increased compensation costs.

Other Income – Other income during the thirteen weeks ended July 1, 2018 consisted primarily of net interest earned on intercompany receivables from FCCG in the amount of $85,000. The intercompany accounts began earning interest on October 20, 2017, so there was no comparable interest income for the thirteen weeks ended June 25, 2017.

Income tax expense – Income tax expense decreased $99,000 or 31% during the thirteen weeks ended July 1, 2018 compared to the prior year. The reduction in tax expense resulted from a lower tax rate. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law and reduced the corporate tax rate from 34% to 21%.

New Store Openings - For the thirteen weeks ended July 1, 2018, our Fatburger franchisees opened 4 stores as compared to 5 stores for the thirteen weeks ended June 25, 2017.

Same-store Sales Growth - Same-store sales in our core domestic market (representing approximately 69% of revenues for 2017) grew by positive 8.9% for the thirteen weeks ended July 1, 2018, compared to growth of 2.3% for the thirteen weeks ended June 25, 2017. Overall Fatburger same-store sales, including international stores in their local currency were positive 9.5% for the thirteen weeks ended July 1, 2018 and negative 5.1% for the thirteen weeks ended June 25, 2017. The biggest factors for the increase in same store sales systemwide are increased sales from third-party delivery platforms, particularly in California, as well as launch of the Impossible Burger domestically. International same-store sales have also stabilized due to strengthening macroeconomic conditions in Canada from the increase in oil prices.

Results of Segment Operations of Buffalo’s.

Buffalo’s was historically under control of FCCG and is a predecessor of FAT Brands for financial reporting purposes.

The following table summarize key components of the results of operations for our Buffalo’s segment for the periods indicated:

(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

Statement of operations data:

Revenues
Royalties	$353	$304	$666	$612
Franchise fees	4	-	9	105
Advertising fees	154	-	293	-
Total revenues	511	304	968	717

General and administrative expenses	346	177	700	316

Income from operations	165	127	268	401

Other income	157	-	305	-

Income before income tax expense	322	127	573	401

Income tax expense	85	39	156	135

Net income	$237	$88	$417	$266

The comparability of the 2018 results to the 2017 results is impacted by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606), which replaced most of the previously existing revenue recognition guidance in U.S. GAAP. These changes are explained in detail in the notes to the accompanying financial statements and in the discussion of critical accounting policies and estimates below.

For the Twenty-Six Weeks Ended July 1, 2018 as Compared to the Twenty-Six Weeks Ended June 25, 2017.

Net Income – Buffalo’s net income for the twenty-six weeks ended July 1, 2018 increased to $417,000, compared to $266,000 for the twenty-six weeks ended June 25, 2017. A decrease in income from operations of $133,000 was offset by an increase in other income of $305,000.

Revenues – Buffalo’s revenues consist of royalties, advertising fees and recognized franchise fees. Buffalo’s had revenues of $968,000 and $717,000 for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively. The increase in revenue of $251,000 or 35%, is primarily the result of the recognition of advertising fees beginning in 2018 in the amount of $293,000. This increase was partially reduced by lower recognized franchise fees in the amount of $96,000 during the twenty-six weeks ended July 1, 2018 compared with the twenty-six weeks ended June 25, 2017. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying consolidated financial statements for Buffalo’s.

General and Administrative Expenses – General and administrative expenses for the twenty-six weeks ended July 1, 2018 increased by $384,000 or 122% to $700,000 as compared to $316,000 for the twenty-six weeks ended June 25, 2017. This was primarily the result of the recognition in 2018 of advertising expenses in the amount of $293,000 from the adoption of ASU 2014-09.

Other Income – Other income, consisting of interest income on loans to affiliates, totaled $305,000 for the twenty-six weeks ended July 1, 2018. Interest began accruing on these loans in October 2017. As a result, there was no comparable income during the twenty-six weeks ended June 25, 2017.

Income tax expense – We recorded a provision for income taxes of $156,000 for twenty-six weeks ended July 1, 2018, compared to an expense for the prior year period of $135,000. The $21,000 decrease is primarily the result of a reduction in the corporate tax rate which became effective on December 22, 2017 under the Tax Cuts and Jobs Act (the “TCJ Act”).

New Store Openings – There were no new stores opened by our Buffalo’s Cafe franchisees during the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively.

Same-store Sales Growth – Same-store sales for Buffalo’s Cafe were 5.0% for the twenty-six weeks ended July 1, 2018 and negative 0.4% for the twenty-six weeks ended June 25, 2017. The increase in same-store sales for the twenty-six weeks ended July 1, 2018 was primarily attributable to the reopening of one restaurant which has average unit volumes averaging twice the amount of the other stores.

For the Thirteen weeks ended July 1, 2018 as Compared to the Thirteen weeks ended June 25, 2017.

Net Income – Buffalo’s net income for the thirteen weeks ended July 1, 2018 increased to $237,000, compared to $88,000 for the thirteen weeks ended June 25, 2017. An increase in income from operations of $38,000 and an increase in other income of $157,000 was offset by an increase in in income tax expense of $46,000.

Revenues – Buffalo’s revenues consist of royalties, advertising fees and recognized franchise fees. Buffalo’s had revenues of $511,000 and $304,000 for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively. The increase in revenue of $207,000 or 68%, is primarily the result of the recognition of advertising fees beginning in 2018 in the amount of $154,000 and an increase in royalties of $49,000. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying consolidated financial statements for Buffalo’s.

General and Administrative Expenses – General and administrative expenses for the thirteen weeks ended July 1, 2018 increased by $169,000 or 95% to $346,000 as compared to $177,000 for the thirteen weeks ended June 25, 2017. This was primarily the result of the recognition in 2018 of advertising expenses in the amount of $154,000 from the adoption of ASU 2014-09.

Other Income – Other income, consisting of interest income on loans to affiliates, totaled $157,000 for the thirteen weeks ended July 1, 2018. Interest began accruing on these loans in October 2017. As a result, there was no comparable income during the thirteen weeks ended June 25, 2017.

Income tax expense – We recorded a provision for income taxes of $85,000 for thirteen weeks ended July 1, 2018, compared to an expense for the prior year period of $39,000. The $46,000 increase was partially offset by a reduction in the corporate tax rate which became effective on December 22, 2017 under the Tax Cuts and Jobs Act (the “TCJ Act”).

New Store Openings – There were no new stores opened by our Buffalo’s Cafe franchisees during the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively.

Same-store Sales Growth – Same-store sales for Buffalo’s Cafe were 10.2% for the thirteen weeks ended July 1, 2018 and negative 3.9% for the thirteen weeks ended June 25, 2017. The increase in same-store sales for the twenty-six weeks ended July 1, 2018 was primarily attributable to the reopening of one restaurant which has average unit volumes averaging twice the amount of the other stores.

Results of Segment Operations of Ponderosa

We were not affiliated with the Ponderosa entities until they became our wholly-owned subsidiaries on October 20, 2017. Accordingly, only the financial results of Ponderosa which occurred subsequent to FCCG’s contribution are presented. Comparison information for periods prior to our ownership are not presented.

The following table summarizes key components of the results of operations of our Ponderosa segment for the periods indicated:

(In thousands)

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 1, 2018	July 1, 2018
Statement of operations data:

Revenues
Royalties	$1,164	$2,135
Franchise fees	9	20
Advertising fees	182	322
Total revenues	1,355	2,477

General and administrative expenses	1,051	1,963

Income from operations	304	514

Other expense	(29)	(52)

Income before income tax expense	275	462

Income tax expense	28	49

Net income	$247	$413

For the Twenty-Six Weeks Ended July 1, 2018

Net Income - Net income of Ponderosa for the twenty-six weeks ended July 1, 2018 was $413,000.

Revenues - Ponderosa’s revenues consist of royalties, advertising fees and franchise fees. Ponderosa had revenues of $2,477,000 for the twenty-six weeks ended July 1, 2018, including royalties of $2,135,000 and advertising fees of $322,000.

General and Administrative Expense - General and administrative expense of Ponderosa consists primarily of payroll costs and advertising expense. General and administrative expenses for the twenty-six weeks ended July 1, 2018 totaled $1,963,000 of which $1,300,000 was payroll related and $322,000 was for advertising.

New Store Openings - There were no new stores opened by our Ponderosa franchisees during the twenty-six weeks ended July 1, 2018.

Same-store Sales Growth – Domestic same-store sales for Ponderosa were negative 2.3% for the twenty-six weeks ended July 1, 2018. Overall systemwide same-store sales were positive 0.9% for the twenty-six weeks ended July 1, 2018.

For the Thirteen Weeks Ended July 1, 2018

Net Income - Net income of Ponderosa for the thirteen weeks ended July 1, 2018 was $247,000.

Revenues - Ponderosa’s revenues consist of royalties, advertising fees and franchise fees. Ponderosa had revenues of $1,355,000 for the thirteen weeks ended July 1, 2018, including royalties of $1,164,000 and advertising fees of $182,000.

General and Administrative Expense - General and administrative expense of Ponderosa consists primarily of payroll costs and advertising expense. General and administrative expenses for the thirteen weeks ended July 1, 2018 totaled $1,051,000 of which $694,000 was payroll related and $182,000 was for advertising.

New Store Openings - There were no new stores opened by our Ponderosa franchisees during the thirteen weeks ended July 1, 2018.

Same-store Sales Growth – Domestic same-store sales for Ponderosa were negative 2.2% for the thirteen weeks ended July 1, 2018. Overall systemwide same-store sales were positive 0.9% for the thirteen weeks ended July 1, 2018.

Changes in Financial Condition

Overview

Our assets, liabilities and stockholders’ equity as of July 1, 2018 can be summarized as follows:

(dollars in thousands)
Total assets	$32,477
Total liabilities	$25,890
Total stockholders’ equity	$6,587

The significant components of our balance sheet are as follows:

Cash

Our cash balance was $955,000 as of July 1, 2018. Significant sources and uses of cash during the twenty-six weeks ended July 1, 2018 included:

●	Cash used in operating activities was $503,000, primarily for paying down accounts payable and accrued expenses.
●	Proceeds from the issuance of mandatorily redeemable preferred stock and associated warrants totaled $8,000,000.
●	Net proceeds from the issuance of long-term debt totaled $1,882,000.
●	We used $7,903,000 to partially repay the Related Party Debt to FCCG.

Accounts Receivable

Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of July 1, 2018, our accounts receivable totaled $1,308,000 which was net of $675,000 in reserves.

Trade Notes Receivable

Trade notes receivable are created when the settlement of a delinquent franchisee receivable account is reached and the entire balance is not immediately paid. Notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of July 1, 2018, notes receivable totaled $396,000, which is net of reserves of $34,000.

Due from Affiliates

We had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to us of $8,967,000 as of July 1, 2018. Effective October 20, 2017, the advances began to earn interest at a rate of 10% per annum. These advances are expected to be recovered from credits for the use of FCCG’s tax net operating losses and from repayments by the affiliates from proceeds generated by their operations and investments.

Goodwill and Net Intangible Assets

July 1, 2018
(dollars in thousands)
Goodwill – Fatburger acquisition	$529
Goodwill – Buffalo’s acquisition	5,365
Goodwill – Ponderosa acquisition	1,462
Total goodwill	$7,356

Net intangible assets – Fatburger	2,135
Net intangible assets – Buffalo’s	27
Net intangible assets – Ponderosa	8,793
Total net intangible assets	$10,955

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities totaled $3,891,000 at July 1, 2018 and consisted of the following:

July 1, 2018
(dollars in thousands)
Accounts payable	$2,404
Accrued wages and payroll taxes	275
Gift certificate liability	94
Other accrued expenses	1,118
Total accounts payable and accrued liabilities	$3,891

Deferred Income

Our deferred income relating to the collection of unearned franchise fees and royalties was $6,907,000 at July 1, 2018. When we adopted ASU 2014-09 on January 1, 2018, we made an adjustment increasing deferred income by $3,482,000 representing franchise fees collected as of December 31, 2017 for franchise agreements with remaining terms. The deferred income will be recognized as income over the term of the individual related franchise agreements.

Note Payable to FCCG

Concurrent with the Offering, FCCG contributed Fatburger and Buffalo’s to us in exchange for an unsecured promissory note with a principal balance of $30,000,000, bearing interest at a rate of 10.0% per annum and maturing in five years. The contribution was consummated pursuant to a Contribution Agreement between us and FCCG. Approximately $19,778,000 of the note payable to FCCG was subsequently repaid, reducing the balance to $10,222,000 at June 26, 2018. On June 27, 2018, we entered into the Note Exchange Agreement under which we agreed with FCCG to exchange $9,272,053 of the remaining balance of our outstanding Related Party Debt for shares of our capital stock and warrants in the following amounts:

●	$2,000,000 of the Related Party Debt balance was exchanged for 20,000 shares of our Series A Fixed Rate Cumulative Preferred Stock at $100 per share and warrants to purchase 25,000 shares of our common stock with an exercise price of $8.00 per share; and

●	A portion of the remaining Related Party Debt balance of $7,272,053 was exchanged for 989,395 shares of our Common Stock, representing an exchange price of $7.35 per share, which was the closing trading price of our Common Stock on June 26, 2018.

Following the exchange, the remaining balance on the Related Party Debt was $950,000.

The transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.

Deferred Income Taxes

We entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with us and our subsidiaries. We will pay to FCCG the amount that our tax liability would have been had we filed a separate return. To the extent our required payment exceeds our share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), we will be permitted, in the discretion of a committee of our board of directors comprised solely of directors not affiliated with or interested in FCCG, to pay such excess to FCCG by issuing an equivalent amount of our common stock in lieu of cash, valued at the fair market value at the time of such payment. In addition, our inter-company receivable of approximately $8,967,000 due from FCCG and its affiliates will be applied first to reduce such excess income tax payment obligation to FCCG under the Tax Sharing Agreement.

We account for income taxes as if we filed separately from FCCG. We have determined that it is more likely than not that certain tax benefits will be available to shelter future tax liabilities and have recorded a deferred tax asset of $1,815,000.

Dividends Payable on Common Stock

Our Board of Directors has declared the following quarterly dividends on common stock during the twenty-six weeks ending July 1, 2018:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount of Dividend
February 8, 2018	March 30, 2018	April 16, 2018	$0.12	$1,200,000
June 27, 2018	July 6, 2018	July 16, 2018	$0.12	1,351,517
				$2,551,517

On both dividend payment dates, FCCG elected to reinvest its dividend from its original 8,000,000 shares at the close of the IPO in our newly issued common shares at the closing market price of the shares on the payment date. As a result, on April 16, 2018, we issued 153,600 shares of common stock to FCCG at a price of $6.25 per share in satisfaction of the $960,000 dividend payable. On July 16, 2018, we issued 157,765 shares of common stock to FCCG at a price of $6.085 per share in satisfaction of the $960,000 dividend payable.

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

All other shareholders of record received cash dividends on the respective payment dates. As of July 1, 2018, the balance of our dividends payable on common stock was $1,352,000.

Accrued Advertising

Accrued advertising represents fees collected from franchisees and vendors which are required to be spent on marketing and advertising activities. As of July 1, 2018, accrued advertising totaled $761,000.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the thirteen weeks ended July 1, 2018 consisted of cash provided by proceeds from the sale of common stock.

Franchising operations are our major source of ongoing liquidity and we expect these sources, including the sale of franchises, to generate adequate cash flow to meet our liquidity needs for the next fiscal year.

At July 1, 2018, we had total liabilities of $25,890,000. Our consolidated indebtedness consisted of a note payable to TCA of $2,000,000; the note payable to FCCG of $950,000; mandatorily redeemable preferred shares of $9,998,000; as well as $12,942,000 of other liabilities.

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

Dividends

Our Board of Directors declared quarterly dividends of $0.12 per share of common stock, each payable on April 16, 2018 and July 16, 2018. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.

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

Store opening fees — We recognize store opening fees of $45,000 and $60,000 for domestic and international stores, respectively, from the up-front fees collected from franchisees. The remaining balance of the up-front fees are then amortized as franchise fees over the life of the franchise agreement. If the fees collected are less than the respective store opening fee amounts, the full up-front fees are recognized at opening. The $45,000 and $60,000 are based on our out-of-pocket costs for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized are higher due to the additional cost of travel.

Advertising: We require advertising payments based on a percent of net sales from franchisees. We also receive, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the statement of operations. Assets and liabilities associated with the related advertising fees are consolidated on the Company’s balance sheet.

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified for the thirteen weeks ended July 1, 2018.

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

Share-based compensation: We have a non-qualified stock option plan which provides for options to purchase shares of our common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. For grants to non-employees for services, we revalue the options each reporting period while the services are being performed. The adjusted value of the options is recognized as an expense over the service period. See Note 9 in our consolidated financial statements for more details on our share-based compensation.

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

These standards will not impact the recognition of our sales-based royalties from franchisees, which is generally our largest source of revenue. We have implemented internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

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

In June 2018, the FASB issued ASU No.2018-07, Compensation- Stock Compensation (Topic 718). Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Top 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 1, 2018, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We considered these limitations during the development of its disclosure controls and procedures and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended July 1, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539.

On June 7, 2018, Eric Rojany filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint alleges that the defendants are responsible for false and misleading statements and omitted material facts in connection with our initial public offering, which resulted in declines in the price of our common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

P&K Food Market, Inc. vs. Buffalo’s Franchise Concepts, Inc., Fog Cutter Capital Group, Shaun Curtis, Andy Wiederhorn et al., Superior Court of California for the County of Los Angeles, Case No. 18STLC09534.

On July 13, 2018, P&K Food Market, Inc. (“P&K”) filed a complaint against Buffalo’s Franchise Concepts, Inc., Fog Cutter Capital Group, Shaun Curtis, and Andy Wiederhorn for Breach of Contract, Fraudulent Misrepresentation and Unlawful Offer and Sale of Franchise By Means of Untrue Statements or Omissions of Material Fact Under Cal. Corp. Code §§31201; 31202; 31300; and 31301. The case was filed in connection with the sale of an affiliate-owned “Buffalo’s Café” restaurant located in Palmdale, California. The lawsuit seeks general damages, special damages, punitive damages, restitution, interest, costs and attorneys’ fees and costs related to the alleged unlawful sale of the Palmdale restaurant. The franchisor and related parties intend to vigorously defend the allegations.

Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On August 2, 2018, Daniel Alden and others filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint alleges that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

We are obligated to indemnify our officers and directors to the extent permitted by applicable law in connection with this action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We are also obligated to indemnify Tripoint Global Equities, LLC relating to the Rojany and Alden matters. These proceedings are in their early stages and we are unable to predict the ultimate outcome of these matters. There can be no assurance that we will be successful in defending against these actions and, if unsuccessful, we may be subject to significant damages that could have a material adverse effect on our business, financial condition and operating results. Even if we are successful, defending against these actions will likely be, expensive, time consuming and may divert management’s attention from other business concerns and harm our business.

We are involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have been named as a party to purported class action and shareholder derivative lawsuits and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On June 7, 2018 and August 2, 2018, separate, but similar, complaints were filed against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with our initial public offering, which resulted in declines in the price of our common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial.

The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carrier fails to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business and results of operations. In addition, an unfavorable outcome in such litigation in an amount which is not covered by our insurance carrier could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2018, FCCG elected to reinvest its dividend receivable from us of $960,000 for newly issued common shares of the Company at $6.25 per share, the closing market price of the shares on that date. As a result, the Company issued 153,600 shares of common stock to FCCG in satisfaction of the dividend payable.

On April 27, 2018, the Company issued to TCA Global Credit Master Fund, LP a Senior Secured Redeemable Debenture with an initial principal amount of $2,000,000, which was repaid on July 3, 2018.

On July 16, 2018, FCCG elected to reinvest its dividend receivable from us of $960,000 for newly issued common shares of the Company at $6.085 per share, the closing market price of the shares on that date. As a result, the Company issued 157,765 shares of common stock to FCCG in satisfaction of the dividend payable.

On June 15, 2018, each of our board members received newly issued common stock in lieu of cash payments of accrued director fees. The combined amount of the director fees payable was $330,000 and the shares were issued at a price of $7.90 per share, which represents the closing price of our stock on June 14, 2018. As a result, we issued 41,772 shares of our common stock to satisfy the director fees payable.

On June 7, 2018, we entered into a Subscription Agreement for the issuance and sale (the “Offering”) of 800 units (the “ Units “), with each Unit consisting of (i) 100 shares of our newly designated Series A Fixed Rate Cumulative Preferred Stock (the “Series A Preferred Stock”) and (ii) a warrant to purchase 125 shares of the Company’s Common Stock (the “Warrants”) at $8.00 per share. The sales price of each Unit was $10,000, resulting in gross proceeds to us from the initial closing of $8,000,000.

On June 27, 2018, we entered into a Note Exchange Agreement under which we agreed with FCCG to exchange $9,272,053 of the remaining balance of the Company’s outstanding Promissory Note issued to FCCG on October 20, 2017, in the original principal amount of $30,000,000 (the “Note”). At the time, the Note had an estimated outstanding balance of principal plus accrued interest of $10,222,000 (the “Note Balance”).

Under the Note Exchange Agreement, the Note Balance was exchanged for shares of our capital stock and warrants in the following amounts:

●

$2,000,000 of the Note Balance was exchanged for 20,000 shares of Series A Fixed Rate Cumulative Preferred Stock of the Company, and Warrants to purchase 25,000 shares of common stock at $8 per share, exercisable for a period of five years from the issue date; and

●	$7,272,053 of the Note Balance was exchanged for 989,395 shares of Common Stock of the Company, representing an exchange price of $7.35 per share, which was the closing trading price of the Common Stock on June 26, 2018.

Following the exchange, the balance of the Note was $950,000.

The issuances of the securities referenced above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. Each of the purchasers acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Note Exchange Agreement entered into on June 27, 2018 between us and FCCG (See Part 2 - Item 2) originally anticipated that the entire remaining Note balance owed to FCCG would be exchanged for our capital stock and warrants. The Note Exchange Agreement was subsequently amended to limit the transaction to repay $9,272,000 of the Note, leaving a balance due of $950,000.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Designation of Rights and Preferences of Series A Fixed Rate Cumulative Preferred Stock	8-K	3.1	06/13/2018
4.1	Warrant to Purchase Common Stock (Trojan Investments, LLC)				X
4.2	Warrant to Purchase Common Stock (Fog Cutter Capital Group, Inc.)				X
10.1	Securities Purchase Agreement, dated as of April 27, 2018, by and between the Company and TCA Global Credit Master Fund, LP	8-K	10.1	05/03/2018
10.2	Senior Secured Redeemable Debenture, dated as of April 27, 2018, issued by the Company to TCA Global Credit Master Fund, LP	8-K	10.2	05/03/2018
10.3	Guaranty Agreement, dated April 27, 2018, by and among Fog Cutter Capital Group, Inc., Fatburger North America Inc., Buffalo’s Franchise Concepts Inc., Ponderosa Franchising Company, and Bonanza Restaurant Company, in favor of TCA Global Credit Master Fund, LP	8-K	10.3	05/03/2018
10.4	Security Agreement, dated April 27, 2018, by and between the Company and TCA Global Credit Master Fund, LP	8-K	10.4	05/03/2018
10.5	Subscription Agreement, dated June 7, 2018, with Trojan Investments, LLC	8-K	10.1	06/13/2018
10.6	Registration Rights Agreement, dated June 7, 2018, with Trojan Investments, LLC	8-K	10.2	06/13/2018
10.7	Investor Rights and Voting Agreement, dated June 7, 2018, with Trojan Investments, LLC	8-K	10.3	06/13/2018
10.8	Note Exchange Agreement, dated June 27, 2018, by and between the Company and Fog Cutter Capital Group, Inc.				X
10.8.1	Amendment to Note Exchange Agreement, dated August 14, 2018				X
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document	X
(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document	X
(Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
(Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
(Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
(Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

August 15, 2018	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

August 15, 2018	By	/s/ Ron Roe
Ron Roe
Chief Financial Officer
(Principal Financial and Accounting Officer)

