Form 10-Q
period 2018-09-30
Fat Brands, Inc
filed 2018-11-14
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 13, 2018, there were 11,529,891 shares of common stock outstanding.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,859	$32
Accounts receivable, net of allowance for doubtful accounts of $689 and $679, respectively	2,230	918
Trade notes receivable, net of allowance for doubtful accounts of $17	83	77
Other current assets	774	153
Total current assets	4,946	1,180

Notes receivable – noncurrent, net of allowance for doubtful accounts of $17	2,461	346
Due from affiliates	12,998	7,963
Deferred income taxes	1,771	937
Goodwill	8,110	7,356
Other intangible assets, net	21,867	11,011
Other assets	404	7
Buffalo’s creative and advertising fund	-	436
Total assets	$52,557	$29,236

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$3,352	$2,439
Deferred income	1,136	1,772
Accrued expenses	2,507	1,761
Accrued advertising	164	348
Accrued interest payable	671	405
Dividend payable on mandatorily redeemable preferred shares	321	-
Current portion of long-term debt	55	-
Total current liabilities	8,206	6,725

Deferred income - noncurrent	6,638	1,941
Long-term debt, net	14,938	-
Mandatorily redeemable preferred shares, net	14,175	-
Deferred dividend payable on mandatorily redeemable preferred shares	126	-
Notes payable to FCCG	-	18,125
Buffalo’s creative and advertising fund-contra	-	436
Total liabilities	44,083	27,227

Commitments and contingencies (Note 17)

Stockholders’ equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,353,014 and 10,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,867	2,622
Accumulated deficit	(2,393)	(613)
Total stockholders’ equity	8,474	2,009
Total liabilities and stockholders’ equity	$52,557	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

For the Thirteen and Thirty-nine Weeks Ended September 30, 2018 (Unaudited)

	Thirteen Weeks	Thirty-nine Weeks

Revenue
Royalties	$3,370	$8,802
Franchise fees	1,343	2,041
Store opening fees	100	205
Advertising fees	1,038	2,264
Management fees	13	45
Total revenue	5,864	13,357

General and administrative expenses
Compensation and employee benefits	1,495	4,285
Travel and entertainment	177	503
Professional fees	513	1,071
Advertising expense	1,038	2,264
Other	532	1,357
Total general and administrative expenses	3,755	9,480

Income from operations	2,109	3,877

Non-operating income (expense)
Interest expense, net	(991)	(1,427)
Interest expense related to mandatorily redeemable preferred shares	(437)	(515)
Depreciation and amortization	(120)	(193)
Other expense, net	(352)	(355)
Total non-operating expense	(1,900)	(2,490)

Income before taxes	209	1,387

Income tax expense	199	495

Net income	$10	$892

Basic income per common share	$0.00	$0.08
Basic weighted average shares outstanding	11,317,679	10,498,931
Diluted income per common share	$0.00	$0.08
Diluted weighted average shares outstanding	11,334,620	10,507,281
Cash dividends declared per common share	$0.00	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Common Stock
	Shares	Par value	Additional paid-in capital	Total	Accumulated Deficit	Total

Balance at December 31, 2017	10,000,000	$1	$2,621	$2,622	$(613)	$2,009

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	-	-	(2,672)	(2,672)
Net income	-	-	-	-	892	892
Dividends on common stock	-	-	(2,551)	(2,551)	-	(2,551)
Issuance of common stock in lieu of director fees payable	52,254	-	420	420	-	420
Issuance of common stock in payment of related party note	989,395	-	7,272	7,272	-	7,272
Issuance of common stock in lieu of dividend payable to FCCG	311,365	-	1,920	1,920	-	1,920
Issuance of warrants to purchase common stock	-	-	774	774	-	774
Stock offering costs	-	-	(50)	(50)		(50)
Value of common stock beneficial conversion feature of Series A-1 Preferred Stock	-	-	90	90	-	90
Share-based compensation	-	-	370	370	-	370

Balance at September 30, 2018 (unaudited)	11,353,014	$1	$10,866	$10,867	$(2,393)	$8,474

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

For the Thirty-nine Weeks Ended September 30, 2018 (Unaudited)

Cash flows from operating activities
Net income	$892
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	(22)
Depreciation and amortization	193
Share-based compensation	370
Accretion of long-term debt	413
Accretion of Series A and Series A-1 Mandatorily Redeemable Preferred Shares	18
Change in:
Accounts receivable	(805)
Trade notes receivable	64
Prepaid expenses	(362)
Accounts payables and accrued expense	1,033
Accrued advertising	(475)
Accrued interest payable	259
Dividend payable on mandatorily redeemable preferred shares	447
Deferred income	(1,665)
Total adjustments	(532)
Net cash provided by operating activities	360

Cash flows from investing activities
Payments made in connection with acquisition, net	(7,677)
Additions to property and equipment	(139)
Net cash used in investing activities	(7,816)

Cash flows from financing activities
Issuance of mandatorily redeemable preferred shares and associated warrants, net	7,984
Proceeds from borrowings and associated warrants, net of issuance costs	17,096
Repayments of borrowings	(10,853)
Change in due from affiliates	(4,262)
Dividends paid in cash	(632)
Other	(50)
Net cash provided by financing activities	9,283

Net increase in cash	1,827
Cash at beginning of period	32
Cash at end of period	$1,859

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,551
Cash paid for income taxes	$184

Supplemental disclosure of non-cash financing and investing activities:
Dividends reinvested in common stock	$1,920
Note payable to FCCG converted to common and preferred stock	$9,272
Director fees converted to common stock	$420
Income taxes payable offset against amounts due from affiliates	$74

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. ORGANIZATION AND RELATIONSHIPS

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

At September 30, 2018, FCCG controlled a significant voting majority of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – FAT Brands Inc. is a multi-brand franchising company specializing in fast casual restaurant concepts around the world through its subsidiaries: Fatburger, Buffalo’s, Hurricane and Ponderosa. Each subsidiary licenses the right to use its brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.

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

Hurricane restaurants have a tropical, laid-back vibe and are known for jumbo fresh wings with more than 35 signature sauces and rubs. Hurricane Grill & Wings’ menu includes Hurricane’s Garlic & Parmesan fries, tasty salads, seafood entrees and fresh ½ pound burgers. The brand’s signature Rum Bar with over 21 premium rums leads its tropical drinks menu, along with a wide selection of craft beers and wines.

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

The Company operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. The year 2018 will be a 52-week year.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries: Fatburger, Buffalo’s and Ponderosa. The accounts of Hurricane have been included since its acquisition by the Company on July 3, 2018. Intercompany accounts have been eliminated in consolidation.

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

Financial Statement Reclassification – Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents.

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

Share-based compensation – The Company has a stock option plan which provides for options to purchase shares of the Company’s common stock. Options issued under the plan may have a variety of terms as determined by the Board of Directors including the option term, the exercise price and the vesting period. Options granted to employees and directors are valued at the date of grant and recognized as an expense over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Stock options issued to non-employees as compensation for services are accounted for based upon the estimated fair value of the stock option. The Company recognizes this expense over the period in which the services are provided. Management utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options issued by the Company. See Note 14 for more details on the Company’s share-based compensation.

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

Adopting the new accounting standards for revenue affected several financial statement line items for the thirty-nine weeks ended September 30, 2018. The following tables provide the affected amounts as reported in these Unaudited Consolidated Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of September 30, 2018 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Cash	$1,859	$1,405
Accounts receivable	$2,230	$1,642
Other current assets	$774	$760
Due from affiliates	$12,998	$12,804
Deferred income taxes	$1,771	$959
Buffalo’s Creative and Advertising Fund	$-	$356
Buffalo’s Creative and Advertising Fund - Contra	$-	$356
Accounts payable	$3,352	$2,482
Deferred income	$7,774	$4,555
Accrued expenses	$2,507	$2,117
Accrued advertising	$164	$515
Accumulated deficit	$(2,393)	$(324)

For the thirty-nine weeks ended September 30, 2018 (in thousands except per share data)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Operations:
Franchise fees and store opening fees	$2,246	$1,643
Advertising fees	$2,264	$-
Advertising expense	$2,264	$-
Net income	$892	$289
Earnings per common share - basic	$0.08	$0.03
Earnings per common share - diluted	$0.08	$0.03

For the thirty-nine weeks ended September 30, 2018 (in thousands)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Cash Flows:
Net income	$892	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	$(805)	$(724)
Deferred income	$(1,665)	842
Accounts payable and accrued expenses	$1,033	$399
Accrued advertising	$(475)	$167
Increase in due from affiliates	$(4,262)	$(4,841)

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. The primary effect of adopting this ASU will be to record assets and obligations for the Company’s operating leases.

In June 2018, the FASB issued ASU No.2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Top 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This ASU makes amendments to multiple codification Topics. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures.

NOTE 3. HURRICANE ACQUISITION

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

Fees and expenses related to the Hurricane acquisition totaled approximately $206,000 consisting primarily of professional fees, all of which are classified as other expenses in the accompanying consolidated statement of operations. These fees and expenses were funded through cash on hand and proceeds from borrowings. The allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$358
Accounts receivable	389
Notes receivable	2,184
Other current assets	760
Intangible assets	11,020
Goodwill	754
Accounts payable and accrued expenses	(723)
Deferred franchise fees	(1,885)
Other liabilities	(357)
Total net identifiable assets	$12,500

The following table provides information regarding the revenue and earnings of Hurricane included in the accompanying consolidated financial statements since July 3, 2018 (in thousands):

Hurricane
Revenues
Royalties	$825
Franchise fees	16
Advertising fees	480

Total revenues	1,321

Expenses
General and administrative	1,192

Income from operations	129

Other expense	(133)

Loss before income tax benefit	(4)

Income tax benefit	(1)

Net loss	$(3)

The following unaudited pro forma information presents the revenue and earnings of Hurricane as if it had been acquired on January 1, 2018 (the beginning of the Company’s fiscal year) through September 30, 2018 (in thousands):

Pro Forma Hurricane
Revenues
Royalties	$2,519
Franchise fees	48
Advertising fees	1,362

Total revenues	3,929

Expenses
General and administrative	4,310

Loss from operations	(381)

Other expense	(263)

Loss before income tax benefit	(644)

Income tax benefit	(180)

Net loss	$(464)

The unaudited pro forma income statement reflects actual results of Hurricane for the thirty-nine weeks ended September 30, 2018 with the following adjustments:

Revenue – The unaudited pro forma income statement presents franchise fee revenue and advertising revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). As a non-public company, Hurricane was not required to adopt ASU 2014-09 until its 2019 fiscal year. However, had the Acquisition occurred on January 1, 2018, Hurricane would have adopted ASU 2014-09 on that date.

Selling, general and administrative expenses – Prior to the Acquisition, Hurricane incurred costs associated with a closed, company owned restaurant. These expenses have been eliminated in the pro forma adjustments since the Acquisition did not include the company owned restaurant.

The pro forma adjustments include advertising expenses in accordance with ASU 2014-09.

Interest expense, net – The pro forma interest expense has been adjusted to exclude actual Hurricane interest expense incurred prior to the Acquisition. All interest-bearing liabilities were paid off at the Acquisition date.

Depreciation and amortization – The pro forma adjustments include the amortization of the intangible asset relating to acquired franchise agreements over their average remaining term of 13 years.

Income tax benefit – The tax benefit of the pro forma net loss is calculated using an effective tax rate of 28%. Upon acquisition, Hurricane became subject to the Tax Sharing Agreement with FCCG.

Had the Company owned Hurricane as of January 1, 2018, the unaudited pro forma consolidated net income of the Company would have been a loss of approximately $98,000 instead of net income of $892,000. This pro forma loss includes the additional financing carrying costs (net of tax benefits) in the amount of $529,000 that would have been incurred by FAT Brands had the acquisition been consummated as of January 1, 2018.

Note 4. NOTES RECEIVABLE

Prior to the acquisition by the Company, Hurricane had paid certain expenses on behalf of a former related party of Hurricane. As of September 30, 2018, the amount owed to Hurricane for these advances was $2,163,000. The advances are non-interest bearing and are due on demand.

Additionally, trade notes receivable are created when the settlement of a delinquent franchisee receivable account is reached and the entire balance is not immediately paid. Notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of September 30, 2018, these trade notes receivable totaled $381,000, which is net of reserves of $34,000.

Note 5. GOODWILL

Goodwill consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	754	-
Ponderosa	1,462	1,462
Total goodwill	$8,110	$7,356

Note 6. OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	-
Ponderosa	7,230	7,230
Total trademarks	16,232	9,392

Franchise agreements:
Hurricane – cost	4,180	-
Hurricane – accumulated amortization	(80)	-
Ponderosa – cost	1,640	1,640
Ponderosa – accumulated amortization	(105)	(21)
Total franchise agreements	5,635	1,619
Total	$21,867	$11,011

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2018	$107
2019	432
2020	432
2021	432
2022	432
Thereafter	3,800
Total	$5,635

Note 7. DEFERRED INCOME

Deferred income is as follows (in thousands):

	September 30, 2018	December 31, 2017

Deferred franchise fees	$7,062	$2,781
Deferred royalties	712	932
Total	$7,774	$3,713

Note 8. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $12,998,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files its tax returns on a stand-alone basis. The amount payable to FCCG determined by this calculation of $74,000 was offset against amounts due from FCCG as of September 30, 2018 (See Note 12).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Deferred tax assets (liabilities)
Deferred income	$1,872	$882
Reserves and accruals	426	451
Intangibles	(538)	(372)
Deferred state income tax	(62)	(25)
Other	73	1
Total	$1,771	$937

Components of the income tax provision are as follows (in thousands):

Thirty-nine Weeks
Ended September 30, 2018
Current
Federal	$49
State	142
Foreign	318
509
Deferred
Federal	78
State	(92)
(14)
Total income tax provision	$495

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax income as follows (in thousands):

Thirty-nine Weeks Ended September 30, 2018

Tax provision at statutory rate	21%
State and local income taxes	3%
Foreign taxes	2%
Share based compensation	11%
Other	(1)%
Total income tax provision	36%

As of September 30, 2018, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of September 30, 2018.

Note 9. DEBT

Senior Secured Redeemable Debentures

On April 27, 2018, the Company established a credit facility with TCA Global Credit Master Fund, LP (“TCA”). The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCA, pursuant to which TCA agreed to lend the Company up to $5,000,000 through the purchase of Senior Secured Redeemable Debentures issued by the Company (the “Debentures”).

A total of $2,000,000 was funded by TCA in connection with the initial closing on April 27, 2018, and the Company issued to TCA an initial Debenture with a face amount of $2,000,000, maturing on October 27, 2019 and bearing interest at the rate of 15% per annum. The Company had the right to prepay the Debentures, in whole or in part, at any time prior to maturity without penalty. The Debentures required interest only payments during the first four months, followed by fully amortizing payments for the balance of the term. The Company paid a commitment fee of 2% of issued Debentures for the facility and agreed to pay an investment banking fee of $170,000 upon maturity of the Debentures. The Company used the net proceeds for working capital purposes and repayment of other indebtedness.

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

The entire balance of the Debenture was paid in full on July 3, 2018, and the credit facility was terminated.

The Company recognized interest expense of $12,000 for the thirteen and $62,000 for the thirty-nine weeks ended September 30, 2018. Additionally, the Company recognized debt offering costs of $130,000 for the thirteen and $143,000 for the thirty-nine weeks ended September 30, 2018. Also, the Company recognized the investment banking fee of $170,000 upon repayment on July 3, 2018.

Term Loan

On July 3, 2018, the Company as borrower, and certain of the Company’s direct and indirect subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan Agreement”) with FB Lending, LLC (the “Lender”). Pursuant to the Loan Agreement, the Company borrowed $16.0 million in a term loan (“Term Loan”) from the Lender. The Company used a portion of the loan proceeds to fund (i) the cash payment of $8.0 million to the members of Hurricane and closing costs in connection with the acquisition of Hurricane, and (ii) to repay borrowings of $2.0 million plus interest and fees owing under the Company’s existing loan facility with TCA Global Credit Master Fund, LP. The Company intends to use the remaining proceeds for additional acquisitions and general working capital purposes.

The new term loan under the Loan Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 15.0%. The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time upon prior notice to the Lender, subject to a prepayment penalty of 10% in the first year and 5% in the second year of the term loan. The Company is required to prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement in connection with certain dispositions of assets, extraordinary receipts, issuances of additional debt or equity, or a change of control of the Company. In connection with the Loan Agreement, the Company also issued warrants to purchase up to 499,000 shares of the Company’s Common Stock at $7.35 per share to the Lender (the “Lender Warrant”). Warrants were also issued to certain loan placement agents to purchase 65,306 shares of the Company’s common stock at $7.35 per share (the “Placement Agent Warrants”). (See Note 15)

As security for its obligations under the Loan Agreement, the Company granted a lien on substantially all of its assets to the Lender. In addition, certain of the Company’s direct and indirect subsidiaries and affiliates entered into a Guaranty (the “Guaranty”) in favor of the Lender, pursuant to which they guaranteed the obligations of the Company under the Loan Agreement and granted as security for their guaranty obligations a lien on substantially all of their assets.

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

On the issuance date, the Company allocated the proceeds between Term Loan and the Lender Warrant based on the relative fair values of each. The aggregate values assigned upon issuance of each component were as follows (in thousands):

	Warrants (equity component)	Term Loan (debt component)	Total
Gross proceeds	$571	$15,429	$16,000
Issuance costs	-	760	760
Net proceeds	$571	$14,669	$15,240

Balance sheet impact at issuance:
Long-term debt, net of discount and offering costs	$-	$14,669	$14,669
Additional paid-in capital	$571	$-	$571

As of September 30, 2018, the total principal amount due under the gross Term Loan was $16,000,000. As of the same date, the net Term Loan balance was $14,938,000, which includes an unaccreted debt discount of $397,000 associated with the warrants and unamortized debt offering costs of $665,000.

The Company recognized interest expense on the Term Loan of $664,000 for the thirteen and thirty-nine weeks ended September 30, 2018 as well as $174,000 in accretion expense for the thirteen and thirty-nine weeks ended September 30, 2018, and $95,000 for amortization of debt offering costs for the thirteen and thirty-nine weeks ended September 30, 2018.

Note 10. NOTE PAYABLE To FCCG

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

Following the exchange, the remaining balance of the Related Party Debt was $950,000. As of September 30, 2018, the Related Party Debt had been repaid in full.

The transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.

The Company recognized interest expense on the note payable to FCCG of $24,000 for the thirteen weeks ended September 30, 2018 and $888,000 for the thirty-nine weeks ended September 30, 2018, respectively.

Note 11. MANDaTORilY REDEEMABLE PREFERRED STOCK

Series A Fixed Rate Cumulative Preferred Stock

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

Liquidation and Redemption - Upon (i) the five-year anniversary of the initial issuance date (June 8, 2023), or (ii) the earlier liquidation, dissolution or winding-up of the Company (the “Series A Mandatory Redemption Date”), the holders of Series A Preferred Stock will be entitled to cash redemption of their shares in an amount equal to $100.00 per share plus any accrued and unpaid dividends.

In addition, prior to the Series A Mandatory Redemption Date, the Company may optionally redeem the Series A Preferred Stock, in whole or in part, at the following redemption prices per share, plus any accrued and unpaid dividends:

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

On June 7, 2018, the Company entered into a Subscription Agreement for the issuance and sale (the “Offering”) of 800 units (the “Units”), with each Unit consisting of (i) 100 shares of the Company’s newly designated Series A Fixed Rate Cumulative Preferred Stock (the “Series A Preferred Stock”) and (ii) warrants (the “Series A Warrants”) to purchase 125 shares of the Company’s Common Stock at $8.00 per share. The sales price of each Unit was $10,000, resulting in gross proceeds to the Company from the initial closing of $8,000,000 and the issuance of 80,000 shares of Series A Preferred Stock and Series A Warrants to purchase 100,000 shares of common stock (the “Subscription Warrants”).

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

On June 27, 2018, $9,272,053 of the Note Balance was exchanged for shares of capital stock of the Company and warrants in the following amounts (the “Exchange Shares”):

●

$2,000,000 of the Note Balance was exchanged for 200 Units consisting of 20,000 shares of Series A Fixed Rate Cumulative Preferred Stock of the Company at $100 per share and Series A Warrants to purchase 25,000 of the Company’s common stock at an exercise price of $8.00 per share (the “Exchange Warrants”); and

●	$7,272,053 of the Note Balance was exchanged for 989,395 shares of Common Stock of the Company, representing an exchange price of $7.35 per share, which was the closing trading price of the Common Stock on June 26, 2018.

The Company classified the Series A Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at $100.00 per share on the Mandatory Redemption Date. The Series A Warrants have been recorded as additional paid-in capital. On the issuance date, the Company allocated the proceeds between the Series A Preferred Stock and the Series A Warrants based on the relative fair values of each. The aggregate values assigned upon issuance of each component were as follows (amounts in thousands, except price per unit):

	Series A Warrants (equity component)	Mandatorily Redeemable Series A Preferred Stock (debt component)	Total
Subscription Agreement:
Gross proceeds	$87	$7,913	$8,000
Issuance costs	-	15	15
Net proceeds	87	7,898	7,985
Exchange Shares:	25	1,975	2,000
Total proceeds	$112	$9,873	$9,985

Subscription price per unit	$108.75	$9,891.25	$10,000

Balance sheet impact at issuance:
Long-term debt, net of debt discount and offering costs	$-	$9,873	$9,873
Additional paid-in capital	$112	$-	$112

As of September 30, 2018, the net Series A Preferred Stock balance was $9,881,000 including an unaccreted debt discount of $104,000 associated with the warrants and unamortized debt offering costs of $15,000.

The Company recognized interest expense on the Series A Preferred Stock of $352,000 and $430,000 for the thirteen and thirty-nine weeks ended September 30, 2018, respectively. Also, the Company recognized accretion expense on the Series A Preferred Stock of $6,000 and $8,000 for the thirteen and thirty-nine weeks ended September 30, 2018, respectively, as well as, $1,000 during the thirteen and thirty-nine weeks ended September 30, 2018 for the amortization of debt offering costs.

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

Series A-1 Fixed Rate Cumulative Preferred Stock

On July 3, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Certificate of Designation”), designating a total of 200,000 shares of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”). The Series A-1 Certificate of Designation contains the following terms pertaining to the Series A-1 Preferred Stock:

Dividends. Holders of Series A-1 Preferred Stock will be entitled to receive cumulative dividends on the $100.00 per share stated liquidation preference of the Series A-1 Preferred Stock, in the amount of cash dividends at a rate of 6.0% per year.

Voting Rights. As long as any shares of Series A-1 Preferred Stock are outstanding and remain unredeemed, the Company may not, without the majority vote of the Series A-1 Preferred Stock, (a) materially and adversely alter or change the rights, preferences or voting power given to the Series A-1 Preferred Stock, (b) enter into any merger, consolidation or share exchange that materially and adversely affects the rights, preferences or voting power of the Series A-1 Preferred Stock, or (c) waive or amend the dividend restrictions in Sections 3(d) or 3(e) of the Certificate of Designation. The Series A-1 Preferred Stock will not have any other voting rights, except as may be provided under applicable law.

Liquidation and Redemption. Upon (i) the five-year anniversary of the initial issuance date (July 3, 2023), or (ii) the earlier liquidation, dissolution or winding-up of the Company (the “Series A-1 Mandatory Redemption Date”), the holders of Series A-1 Preferred Stock will be entitled to cash redemption of their shares in an amount equal to $100.00 per share plus any accrued and unpaid dividends. In addition, prior to the Mandatory Redemption Date, the Company may optionally redeem the Series A-1 Preferred Stock, in whole or in part, at par plus any accrued and unpaid dividends.

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

On July 3, 2018, in connection with the acquisition of Hurricane, the Company agreed to issue $4,500,000 of equity units of the Company valued at $10,000 per unit, or a total of 450 units. Each unit consists of (i) 100 shares of the Company’s newly designated Series A-1 Preferred Stock and (ii) a warrant to purchase 125 shares of the Company’s Common Stock at $8.00 per share (the “Hurricane Warrants”). The Company also entered into a Registration Rights Agreement with the Sellers under which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission to register for resale the Series A-1 Preferred Stock and shares of Common Stock issuable upon exercise of the Hurricane Warrants and upon conversion of the Series A-1 Preferred Stock.

The Company classified the Series A-1 Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at $100.00 per share on the Series A-1 Mandatory Redemption Date. The associated Hurricane Warrants have been recorded as additional paid-in capital. On the issuance date, the Company allocated the proceeds between the Series A-1 Preferred Stock and the Hurricane Warrants based on the relative fair values of each. In addition, because the effective conversion price of the Series A-1 Preferred Stock is lower than the contractual conversion price, the Company also recorded a beneficial conversion feature to additional paid in capital. The aggregate values assigned upon issuance of each component were as follows (amounts in thousands, except price per unit):

	Conversion Feature (equity component)	Hurricane Warrants (equity component)	Mandatorily Redeemable Series A-1 Preferred Stock (debt component)	Total
Hurricane Acquisition:
Gross proceeds	$90	$91	$4,319	$4,500
Issuance costs	-	-	35	35
Net proceeds	$90	$91	$4,284	$4,465

Subscription price per unit	$201.07	$201.07	$9,597.86	$10,000

Balance sheet impact at issuance:
Long-term debt, net of debt discount and offering costs	$-	$-	$4,284	$4,284
Additional paid-in capital	$90	$91	$-	$181

As of September 30, 2018, the net Series A-1 Preferred Stock balance was $4,294,000 including an unaccreted debt discount of $173,000 associated with the warrants and beneficial conversion feature and unamortized debt offering costs of $33,000.

The Company recognized interest expense on the Series A-1 Preferred Stock of $67,500 for the thirteen and thirty-nine weeks ended September 30, 2018. Also, the Company recognized accretion expense on the Series A-1 Preferred Stock of $7,600 for the thirteen and thirty-nine weeks ended September 30, 2018, as well as, $1,700 during the thirteen and thirty-nine weeks ended September 30, 2018 for the amortization of debt offering costs.

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

Note 12. Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $12,998,000 as of September 30, 2018. Beginning October 20, 2017, the receivable from FCCG bears interest at a rate of 10% per annum. During the thirteen and thirty-nine weeks ended September 30, 2018, $230,000 and $711,000, respectively, of accrued interest income was added to the balance of the receivable from FCCG.

The balance of Due From Affiliates includes a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4 million made effective July 5, 2018 (the “Preferred Interest”). FCCG owns all of the common interests in HSD.

The holder of the Preferred Interest is entitled to a 15% priority return on the outstanding balance of the investment (the “Preferred Return”). Any available cash flows from HSD on a quarterly basis are to be distributed to pay the accrued Preferred Return and repay the Preferred Interest until fully retired.

On or before the five-year anniversary of the investment, the Preferred Interest is to be fully repaid, together with all previously accrued but unpaid Preferred Return. FCCG has unconditionally guaranteed repayment of the Preferred Interest in the event HSD fails to do so.

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

During the thirty-nine weeks ended September 30, 2018, the Company recognized payables to FCCG in the amount of $74,000 for use of FCCG’s net operating losses for tax purposes (See Note 8).

Note 13. SHAREHOLDERS’ EQUITY

As of September 30, 2018, the total number of authorized shares of common stock was 25,000,000. As of September 30, 2018, and December 31, 2017, there were 11,353,014 and 10,000,000 shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the thirty-nine weeks ended September 30, 2018:

●	On April 16, 2018, the Company issued 153,600 shares of common stock at a value of $6.25 per share to FCCG in lieu of cash for payment of common stock dividends (See Note 16).

●	On June 15, 2018, the Company issued a total of 41,772 shares of common stock at a value of $7.90 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	One June 27, 2018, the Company and FCCG agreed to exchange $7,272,053 of an outstanding promissory note due to FCCG from the Company for 989,395 shares of Common Stock at a value of $7.35 per share. (See Note 10).

●	On July 16, 2018, the Company issued 157,765, shares of common stock at a value of $6.085 per share to FCCG in lieu of cash for payment of common stock dividends (See Note 16).

●	On September 20, 2018, the Company issued a total of 10,482 shares of common stock at a value of $8.59 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

Note 14. Stock OPTIONS

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for the thirty-nine weeks ended September 30, 2018 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 31, 2017	362,500	$12.00	9.31
Grants	50,000	$10.00	9.6
Forfeited	(30,000)	$12.00	-
Expired	-	$-	-
Stock options outstanding at September 30, 2018	382,500	$11.74	9.1
Stock options exercisable at September 30, 2018	-

The assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	4.00% - 7.49%
Expected volatility	31.73%
Risk-free interest rate	1.60% - 2.85%
Expected term (in years)	5.50 – 9.06

The Company recognized share-based compensation expense in the amount of $125,000 and $370,000 during the thirteen and thirty-nine weeks ended September 30, 2018. There remains $355,000 of related share-based compensation expense relating to these non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 15. WARRANTS

From the Offering through September 30, 2018, the Company has issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 80,000 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $15 per share, and the Common Stock Warrants are valued at $124,000. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 100,000 shares of the Company’s common stock at $8.00 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 11). The Subscription Warrants are valued at $87,000. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,000 shares of the Company’s common stock at $8.00 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Notes 10 and 11). The Exchange Warrants are valued at $25,000. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 56,250 shares of the Company’s common stock at $8.00 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane (See Notes 3 and 11). The Hurricane Warrants are valued at $58,000. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●

Warrants issued on July 3, 2018 to purchase 499,000 shares of the Company’s common stock at $7.35 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the $16 million credit facility with FB Lending, LLC (See Note 9). The Lender Warrant is valued at $592,000. The Lender Warrant may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 65,306 shares of the Company’s common stock at $7.35 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 9). The Placement Agent Warrants are valued at $78,000. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

The Company’s warrant activity for the thirty-nine weeks ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2017	80,000	$15.00	4.06
Grants	745,556	$7.51	4.75
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Warrants outstanding at September 30, 2018	825,556	$8.23	4.68
Warrants exercisable at September 30, 2018	825,556

The weighted average fair value of the warrants granted from the Offering through September 30, 2018 and the assumptions used in the Black-Scholes valuation model are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	5.00

Note 16. DIVIDENDS ON COMMON STOCK

The Company’s Board of Directors has declared the following quarterly dividends on common stock during the thirty-nine weeks ended September 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount of Dividend
February 8, 2018	March 30, 2018	April 16, 2018	$0.12	$1,200,000
June 27, 2018	July 6, 2018	July 16, 2018	$0.12	1,351,517
				$2,551,517

Subsequently, on October 8, 2018, the Company declared a cash dividend on its common stock in the amount of $0.12 per share. The dividend was payable on October 31, 2018 to shareholders of record on October 18, 2018.

On each dividend payment date, FCCG elected to reinvest all, or a portion of, its dividend from its common shares of the Company at the closing market price of the shares on the payment date. As a result, on April 16, 2018, the Company issued 153,600 shares of common stock to FCCG at a price of $6.25 per share in satisfaction of $960,000 dividend payable. On July 16, 2018, the Company issued 157,765 shares of common stock to FCCG at a price of $6.085 per share in satisfaction of $960,000 dividend payable. On October 31, 2018, FCCG elected to reinvest its dividend for all 9,300,760 shares into newly issued common shares of the Company at the closing market price of common stock on the payment date. The Company issued 176,877 shares of common stock to FCCG at a price of $6.31 per share in satisfaction of the $1,116,091 dividend payable.

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

Note 17. Commitments and Contingencies

Litigation

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539.

On June 7, 2018, Eric Rojany filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint asserts claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On August 2, 2018, Daniel Alden and others filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint asserts claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

On September 13, 2018, counsel to all parties in Rojany and Alden stipulated to the consolidation of Rojany and Alden under the Rojany case number. On September 17, 2018, the Court in Rojany confirmed that the two actions were related and ordered that Alden be transferred to the judge presiding over Rojany.

On October 10, 2018, plaintiffs in these actions filed a consolidated amended complaint (“CAC”). Pursuant to the Court’s order on September 17, 2018, defendants shall have until November 13, 2018 to file a response to the CAC. The Court scheduled the hearing for defendants’ anticipated demurrer to the CAC for January 11, 2019. The Court also continued a stay of discovery in the action, pending its ruling on defendants’ anticipated demurrer.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, Adam Vignola filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint asserts claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

On October 23, 2018, Charles Jordan and David Kovacs filed a motion for appointment as lead plaintiffs and approval of choice of counsel. On the same day, Randy Siade filed a motion for appointment as lead plaintiff and approval of choice of counsel. The hearing date for these motions was set for November 26, 2018. On November 1, 2018, Randy Siade withdrew his motion for appointment as lead plaintiff and approval of choice of counsel. All discovery and other proceedings in this action are currently stayed by operation of the Private Securities Litigation Reform Act of 1995.

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

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the above actions, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC under certain conditions relating to the Rojany, Vignola and Alden matters. These proceedings are in their early stages and the Company is unable to predict the ultimate outcome of these matters. There can be no assurance that the defendants will be successful in defending against these actions.

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

We believe that all our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs.

Note 18. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Thirteen Weeks Ended September 30, 2018	Thirty-nine Weeks Ended September 30, 2018
United States	$4,155	$9,798
Other countries	1,709	3,559
Total revenues	$5,864	$13,357

Revenues are shown based on the geographic location of our licensee restaurants. All our assets are located in the United States.

During the thirteen and thirty-nine weeks ended September 30, 2018, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 19. OPERATING SEGMENTS

Operating segments consist of (i) franchising operations conducted through Fatburger, (ii) franchising operations conducted through Buffalo’s, (iii) franchising operations conducted through Ponderosa and (iv) franchising operations conducted through Hurricane. Each segment operates with its own management and personnel, with additional centralized support from the Company. The actual cost of the support provided by the Company is allocated to each operating segment. The following is a summary of each of the operating segments for the thirty-nine weeks ended September 30, 2018 (dollars in thousands):

	Fatburger	Buffalo’s	Ponderosa	Hurricane	Combined

Revenues
Royalties	$3,948	$1,000	$3,029	$825	$8,802
Franchise fees	1,884	113	28	16	2,041
Store opening fees	205	-	-	-	205
Advertising fees	879	436	469	480	2,264
Management fees	45	-	-	-	45
Total revenues	6,961	1,549	3,526	1,321	13,357

Expenses
General and administrative	3,279	1,053	2,795	1,192	8,319

Income from operations	3,682	496	731	129	5,038

Other income (expense)	183	444	(78)	(133)	416

Income (loss) before income tax expense	$3,865	$940	$653	$(4)	$5,454

Reconciliation to consolidated net income (in thousands)

Thirty-nine Weeks Ended September 30, 2018

Combined segment net income before taxes	$5,454
Corporate general and administrative expenses	(1,161)
Corporate other expense, net	(2,906)
Income tax expense	(495)
Net income	$892

NOTE 20. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from September 30, 2018 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events, except as disclosed below:

Dividend Payable

On October 8, 2018, the Company declared a cash dividend on its common stock in the amount of $0.12 per share. The dividend was payable on October 31, 2018 to shareholders of record on October 18, 2018.

On October 31, 2018, FCCG was entitled to receive a cash dividend from the Company which had been declared on October 8, 2018. FCCG elected to reinvest its dividend from its 9,300,760 common shares in the amount of $1,116,091 in newly issued common shares of the Company at $6.31 per share, which was the closing market price of the shares on that date. As a result, the Company issued 176,877 shares of common stock to FCCG in satisfaction of the dividend payable.

The issuance of the shares to FCCG described above was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. FCCG acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. (See Note 16).

FATBURGER NORTH AMERICA, INC.

Balance Sheets

September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets
Cash	$-	$-
Accounts receivable, net	983,181	472,430
Other current assets	8,652	8,358
Total current assets	991,833	480,788

Due from affiliates	8,353,080	7,172,833

Deferred income taxes	1,535,972	1,037,728

Trademarks	2,134,800	2,134,800

Goodwill	529,400	529,400
Total assets	$13,545,085	$11,355,549

Liabilities and Stockholder’s Equity
Current liabilities
Deferred income	$1,027,905	$1,732,249
Accounts payable	1,062,852	1,452,668
Accrued advertising	514,578	348,454
Accrued expenses	1,076,782	868,828

Total current liabilities	3,682,117	4,402,199

Deferred income – noncurrent	4,047,961	1,605,500

Total liabilities	7,730,078	6,007,699

Commitments and contingencies (Note 6)

Stockholder’s equity
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in capital	3,500,000	3,500,000
Retained earnings (accumulated deficit)	2,314,997	1,847,840

Total stockholder’s equity	5,815,007	5,347,850

Total liabilities and stockholder’s equity	$13,545,085	$11,355,549

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statements of Income

For the Thirty-nine weeks ended September 30, 2018 and September 24, 2017

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Royalties	$1,317,435	$1,204,909	$3,948,486	$3,580,104
Franchise fees	1,214,373	530,000	1,883,536	1,683,326
Store opening fees	100,000	-	204,748	-
Advertising fees	268,748	-	879,432	-
Management fees	12,500	16,651	45,000	46,651

Total revenues	2,913,056	1,751,560	6,961,202	5,310,081

General and administrative expenses
General and administrative	703,675	552,283	2,399,766	1,847,742
Advertising expense	268,748	-	879,432	-

Total general and administrative expenses	972,423	552,283	3,279,198	1,847,742

Income from operations	1,940,632	1,199,277	3,682,004	3,462,339

Non-operating income (expense)
Interest income	41,822	-	205,521	-
Depreciation and amortization	(4,866)	(4,098)	(13,499)	(4,098)
Other	(5,860)	(23,560)	(8,839)	(23,560)
Total non-operating income (expense)	31,096	(27,658)	183,183	(27,658)

Income before taxes	1,971,728	1,171,619	3,865,187	3,434,681

Income tax expense	422,774	443,939	872,779	1,264,156

Net income	$1,548,955	$727,680	$2,992,408	$2,170,525

Net income per common share - Basic	$1,549	$728	$2,992	$2,171

Shares used in computing net income per common share	1,000	1,000	1,000	1,000

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statement of Stockholder’s Equity

For the Thirty-nine Weeks Ended September 30, 2018

	Common Stock		Additional Paid-In	Retained Earnings / (Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2017	1,000	$10	$3,500,000	$1,847,840	$5,347,850

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	-	(2,525,251)	(2,525,251)

Net income	-	-	-	2,992,408	2,992,408

Balance at September 30, 2018 (unaudited)	1,000	$10	$3,500,000	$2,314,997	$5,815,007

The accompanying notes are an integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Statements of Cash Flows

For the Thirty-nine Weeks Ended September 30, 2018 and September 24, 2017

	Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$2,992,408	$2,170,525
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	177,897	329,114
Depreciation expense	13,499	4,098
Changes in operating assets and liabilities:
Accounts receivable	(510,751)	(77,195)
Other current assets	(294)	-
Accounts payable and accrued expenses	(181,862)	340,298
Accrued advertising	166,124	579,695
Deferred income	(1,463,275)	(1,037,658)

Total adjustments	(1,798,662)	138,352

Net cash provided by operating activities	1,193,746	2,308,877

Cash flows from financing activities
Dividends paid	-	(1,000,000)
Change in due from affiliates	(1,193,746)	(1,308,877)

Net cash used in financing activities	(1,193,746)	(2,308,877)

Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosure of cash flow Information
Cash paid for income taxes	$104,457	$36,378
Supplemental Disclosure of Noncash Investing and Financing Activities
Income tax payable offset against amounts due from affiliates	$506,715	$863,205

The accompanying notes are integral part of these financial statements.

FATBURGER NORTH AMERICA, INC.

Notes to Financial Statements

For the Thirty-nine Weeks Ended September 30, 2018 and September 24, 2017

(unaudited)

Note 1. Nature of Business

Fatburger North America, Inc., a Delaware corporation (referred to in these financial statements as the “Company”), was formed on March 28, 1990 and is a wholly-owned subsidiary of FAT Brands Inc (“FAT”). Prior to its transfer to FAT on October 20, 2017, the Company was owned by Fog Cutter Capital Group Inc. (“FCCG”). FCCG owns the controlling interest in FAT.

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

As of September 30, 2018, there were 152 franchise restaurant locations operated by the Company’s franchisees in Arizona, California, Colorado, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Egypt, Iraq, Pakistan, Philippines, Singapore, Indonesia, Panama, Japan, Malaysia, Qatar and Tunisia.

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

Accounts Receivable: Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of September 30, 2018, and December 31, 2017, allowance for doubtful accounts was $554,874 and $546,928, respectively.

Credit and Depository Risks: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company’s customer base consists of franchisees located in Arizona, California, Colorado, Nevada, Washington, Canada, China, UAE, the UK, Kuwait, Saudi Arabia, Egypt, Iraq, Pakistan, Philippines, Singapore, Indonesia, Panama, Japan, Malaysia, Qatar and Tunisia. Management reviews each of its customer’s financial conditions prior to signing a franchise agreement and believes that it has adequately provided for any exposure to potential credit losses.

The Company maintains cash deposits in national financial institutions. The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to significant risk of loss.

Compensated Absences: Employees of FCCG or FAT who provide reimbursed services to the Company earn vested rights to compensation for unused vacation time. Accordingly, the Company accrues the amount of vacation compensation that employees have earned but not yet taken at the end of each fiscal year.

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

Typically, franchise fees are $50,000 for each domestic location and are collected 50% upon signing a deposit agreement and 50% at the signing of a lease and related franchise agreement. International franchise fees are typically $65,000 for each location and are payable 100% upon signing a deposit agreement. The franchise fee may be adjusted at management’s discretion or in situations involving store transfers. Deposits are nonrefundable upon acceptance of the franchise application. In the event that franchisees default on their development timelines for opening franchise stores, the franchise rights are terminated, and franchise fee revenue is recognized in the amount of the remaining non-refundable deposits.

During the thirty-nine weeks ended September 30, 2018, eight franchise locations were opened and eight were closed or otherwise left the franchise system. Of the opened location, three were in California, two were in Singapore, and one each in Canada, Japan and the Philippines. Of the closed locations, two each were closed in the UAE, Pakistan, California and one in China and Qatar. During the thirty-nine weeks ended September 24, 2017, fourteen franchise locations were opened and nineteen were closed or otherwise left the franchise system. Of the new franchise locations, four were opened in Canada, three each were opened in California and China, and one each were in Qatar, Egypt, Pakistan, Panama and the UK. Of the closed franchise locations, two each were in Washington, Pakistan and Saudi Arabia and one each were in California, China, Hawaii, Indonesia, UAE, Oman, Egypt, Canada, India, Bahrain, Fiji and Tunisia.

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

The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application. An adjustment to increase deferred revenue in the amount of $3,201,000 was established on the date of adoption relating to fees received through December 31, 2017 that would have been deferred and recognized over the term of each respective franchise store agreement if the new guidance had been applied in the past. A deferred tax asset of $676,000 related to this contract liability was also established on the date of adoption. These adjustments had the effect of increasing beginning accumulated deficit by approximately $2,525,000.

Adopting the new accounting standards for revenue affected several financial statement line items for the thirteen weeks ended September 30, 2018. The following tables provide the affected amounts as reported in these Unaudited Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of September 30, 2018

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Balance Sheet:
Deferred income taxes	$1,535,972	$859,829
Deferred income	$5,075,866	$2,419,675
Retained earnings	$2,314,997	$4,295,338

For the thirty-nine weeks ended September 30, 2018

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Statement of Operations:
Franchise fees	$1,883,536	$1,543,082
Advertising fees	$879,432	$-
Advertising expense	$879,432	$-
Net income	$2,992,408	$2,447,206
Earnings per common share - basic	$2,992	$2,447
Earnings per common share - diluted	$2,992	$2,447

For the thirty-nine weeks ended September 30, 2018

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Statement of Cash Flows:
Net income	$2,992,408	$2,447,206
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income	$(1,463,275)	$(918,074)

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

Note 3. DEFERRED INCOME

Deferred income is as follows:

	September 30, 2018	December 31, 2017
Deferred franchise fees	$4,363,401	$2,438,000
Deferred royalties	712,465	899,749

Total	$5,075,866	$3,337,749

Deferred income – current	$1,027,905	$1,732,249
Deferred income – noncurrent	4,047,961	1,605,500

Total	$5,075,866	$3,337,749

Note 4. Income Taxes

The Company files its Federal and most state income tax returns on a consolidated basis with FCCG. For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files all of its tax returns on a stand-alone basis. The taxes payable to FCCG determined by this calculation of $506,715 and $863,205 were offset against amounts due from affiliates as of September 30, 2018 and September 24, 2017, respectively (see Note 5).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets are as follows:

	September 30, 2018	December 31, 2017
Current deferred tax assets (liabilities)
Deferred franchise fees and royalties	$1,251,788	$778,827
Allowances and accruals	322,951	280,895
State tax accrual	(38,767)	(21,994)
Total	$1,535,972	$1,037,728

Components of the income tax provision are as follows:

	Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017
Current
Federal	$503,381	$863,205
State	85,975	31,567
Foreign	101,950	36,378
	691,306	931,150
Deferred
Federal	182,166	309,881
State	(693)	23,125
	181,473	333,006
Total income tax provision	$872,779	$1,264,156

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% and 34% to pretax income as follows for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively:

	Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017
Statutory rate	21%	34%
State and local income taxes	1%	2%
Other	1%	1%
Effective tax rate	23%	37%

As of September 30, 2018, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of September 30, 2018 and September 24, 2017.

Note 5. Related Party Transactions

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

The Company has not recorded a liability in connection with the guarantee of the Loan Agreement.

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $8,353,080 and $7,172,833 as of September 30, 2018 and December 31, 2017, respectively.

Prior to FAT becoming the parent of the Company, FCCG’s operations were structured in such a way that significant direct and indirect administrative functions were provided to the Company. These services include operational personnel to sell franchise rights, assist with training franchisees and assisting franchises with opening restaurants. FCCG also provided executive administration and accounting services for the Company.

The Company reimbursed FCCG for these expenses in the approximate amounts of $1,063,114 for the thirty-nine weeks ended September 24, 2017. Management reviewed the expenses recorded at FCCG and identified the common expenses that would be allocated to the subsidiaries. These expenses were allocated based on an estimate of management’s time spent on the activities of FCCG and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity.

The Company currently has a similar arrangement for direct and indirect administrative functions with FAT. During the thirty-nine weeks ended September 30, 2018, the Company reimbursed FAT in the amount of $2,267,167 for the expense of these services.

During the thirty-nine weeks ended September 30, 2018 and September 24, 2017, the Company recognized payables to FCCG in the amount of $506,715 and $863,205, respectively, for use of FCCG’s net operating losses for tax purposes.

Note 6. Commitments and Contingencies

The Company is involved in litigation in the normal course of business. The Company believes that the result of this litigation will not have a material adverse effect on the Company’s financial condition.

Note 7. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows:

	Thirteen Weeks ended		Thirty-nine Weeks ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

United States	$1,501,912	$863,119	$4,165,117	$2,564,732
Other countries	1,411,144	888,441	2,796,085	2,745,349
Total revenues	$2,913,056	$1,751,560	$6,961,202	$5,310,081

Revenues are shown based on the geographic location of our licensee restaurants. All of our assets are located in the United States.

During the thirteen weeks ended September 30, 2018, three franchisees accounted for more than 10% of the Company’s revenues, with total revenues of $472,766, $311,253 and $300,000. During the thirteen weeks ended September 24, 2017, one franchisee accounted for more than 10% of the Company’s revenues, with total revenues of $463,462. During the thirty-nine weeks ended September 30, 2018 and September 24, 2017, no franchisees accounted for more than 10% of the Company’s revenues.

Note 8. Subsequent events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from September 30, 2018 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets
Cash	$-	$-
Accounts receivable, net	114,544	54,893
Other current assets	6,011	11
Total current assets	120,555	54,904

Due from affiliates	1,970,362	1,010,915
Deferred tax assets	69,722	72,887
Trademarks	27,000	27,000
Goodwill	5,365,100	5,365,100
Buffalo’s Creative and Advertising Fund	-	435,514
Total assets	$7,552,739	$6,966,320

Current liabilities
Accounts payable	$385,826	$181,665
Accrued expenses	189,408	120,599
Accrued advertising	111,550	-
Deferred income	17,795	39,889
Total current liabilities	704,579	342,153

Deferred income – noncurrent	246,041	212,924
Buffalo’s Creative and Advertising Fund – contra	-	435,514
Total liabilities	950,620	990,591

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock, $.001 par value, 50,000,000 shares authorized	-	-
Additional paid-in capital	5,138,946	5,138,946
Retained earnings	1,463,173	836,783
Total stockholder’s equity	6,602,119	5,975,729
Total liabilities and stockholder’s equity	$7,552,739	$6,966,320

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Thirteen and Thirty-nine Weeks Ended September 30, 2018 and September 24, 2017

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Royalties	$333,728	$307,554	$999,632	$919,611
Franchise fees	104,446	325,000	113,340	430,000
Advertising fees	142,438		435,238	-
Total revenues	580,612	632,554	1,548,210	1,349,611

Expenses
General and administrative	210,676	185,954	617,793	501,707
Advertising expense	142,438	-	435,238	-
Total expenses	353,114	185,954	1,053,031	501,707

Income from operations	227,498	446,600	495,179	847,904

Other income (expense)	139,356	(296)	444,304	(689)

Income before taxes	366,854	446,304	939,483	847,215

Income tax expense	104,977	141,672	260,737	276,686

Net income	$261,877	$304,632	$678,746	$570,529

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statement of Stockholder’s Equity

For the Thirty-nine Weeks ended September 30, 2018

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2017	-	$5,138,946	$836,783	$5,975,729

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	(52,356)	(52,356)

Net income	-	-	678,746	678,746

Balance at September 30, 2018 (unaudited)	-	$5,138,946	$1,463,173	$6,602,119

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Thirty-nine Weeks Ended September 30, 2018 and September 24, 2017

	Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$678,746	$570,529
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	107,505	141,100
Depreciation expense	2,812	-
Changes in current operating assets and liabilities:
Accounts receivable	24,251	(8,047)
Prepaid expenses	(6,000)	-
Accounts payable and accrued expenses	27,939	66,433
Accrued advertising	(140,568)	-
Deferred income	(145,673)	(451,375)
Total adjustments	(129,734)	(251,889)
Net cash flows provided by operating activities	549,012	318,640

Cash flows from financing activities
Advances to affiliates	(549,012)	(218,640)
Dividend distribution	-	(100,000)
Net cash flows used in financing activities	(549,012)	(318,640)

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash investing and financing Activities
Income tax payable offset against amounts due from affiliates	$93,633	$134,585

The accompanying notes are an integral part of these consolidated financial statements.

BUFFALO’S FRANCHISE CONCEPTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Thirty-nine Weeks Ended September 30, 2018 and September 24, 2017

(unaudited)

Note 1. Nature of business

Buffalo’s Franchise Concepts, Inc. is a Nevada corporation formed in June 2006. On December 8, 2006, the Nevada corporation acquired all of the issued and outstanding common stock of Buffalo’s Franchise Concepts, Inc., a Georgia corporation (“BFCI-GA”), which became a wholly-owned subsidiary. On November 28, 2011, all of the issued and outstanding stock of the Nevada corporation was acquired by Fog Cap Development LLC (“Fog Cap”), a wholly-owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, FCCG contributed 100% of the outstanding stock of the Nevada corporation to FAT Brands Inc. (“FAT”). FCCG is the controlling shareholder of FAT.

Buffalo’s Franchise Concepts, Inc., through its wholly-owned subsidiary, grants store franchise and development agreements for the operation of casual dining restaurants (“Buffalo’s Southwest Cafés”) and quick service restaurants outlets (“Buffalo’s Express”). The restaurants specialize in the sale of Buffalo-Style chicken wings, chicken tenders, burgers, ribs, wrap sandwiches, and salads. Franchisees are licensed to use the Company’s trade name, service marks, trademarks, logos, and unique methods of food preparation and presentation.

In 2012, FCCG began co-branding its Buffalo’s Express restaurants with Fatburger restaurants, FCCG’s other fast casual brand. These co-branded restaurants sell products of both brands and share back-of-the-house facilities.

At September 30, 2018, there were 17 operating Buffalo’s Southwest Cafés restaurants and 85 co-branded Buffalo’s Express restaurants. At September 24, 2017, there were 18 operating Buffalo’s Southwest Cafés restaurants and 72 co-branded Buffalo’s Express restaurants.

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

Accounts Receivable: Accounts receivable consist primarily of royalty and advertising fees from franchisees reduced by reserves for the estimated amount deemed uncollectible due to bad debts. As of September 30, 2018, and December 31, 2017, the allowance for doubtful accounts was $15,616.

Credit and Depository Risks: The Company maintains its cash accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to significant risk of loss.

The Company’s customer base consists of franchisees located in Georgia, California, Canada, the UK, Saudi Arabia, Malaysia, Singapore, Panama and the Philippines. Management reviews each of its customer’s financial conditions prior to signing a franchise agreement and believes that it has adequately provided for any exposure to potential credit losses.

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

In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, and franchise fee revenue is recognized for non-refundable deposits.

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

The deferred fee is being amortized into income ratably over the ten-year term. Service fee revenues recognized in each of the thirty-nine weeks ended September 30, 2018 and September 24, 2017 pursuant to the agreement were $32,333. As of September 30, 2018, and December 31, 2017, there remained deferred fees of $0 and $32,333, respectively, relating to the exclusive area agreement.

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

Adopting the new accounting standards for revenue affected several financial statement line items for the thirteen weeks ended September 30, 2018. The following tables provide the affected amounts as reported in these Unaudited Consolidated Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of September 30, 2018

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Accounts receivable	$114,544	$75,305
Deferred income taxes	$69,772	$(34,617)
Due from affiliates	$1,970,362	$1,653,609
Buffalo’s Creative and Advertising Fund	$-	$355,992
Buffalo’s Creative and Advertising Fund-Contra	$-	$355,992
Accounts payable	$385,826	$160,521
Deferred income	$263,836	$120,480
Accrued expense	$189,408	$170,271
Accrued advertising	$111,550	$-
Retained earnings	$1,463,173	$1,502,189

For the thirty-nine weeks ended September 30, 2018

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Operations:
Franchise fees	$113,340	$100,000
Advertising fees	$435,238	$-
Advertising expense	$435,238	$-
Net income	$678,746	$665,406

For the thirty-nine weeks ended September 30, 2018 (in thousands)

	As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Cash Flows:
Net income	$678,746	$665,406
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	$24,251	$(20,412)
Deferred income	$(145,673)	$(132,333)
Accounts payable and accrued expenses	$27,939	$28,528
Accrued advertising	$(140,568)	$-
Advances to affiliates	$(549,012)	$(642,694)

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

Note 3. DEFERRED INCOME

Deferred income consists of deferred franchise fees. As of September 30, 2018, deferred income totaled $263,836 compared to $252,813 as of December 31, 2017.

Note 4. Related party transactions

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

The Company has not recorded a liability in connection with the guarantee of the Loan Agreement.

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $1,970,362 and $1,010,915 as of September 30, 2018 and December 31, 2017, respectively.

Prior to FAT becoming the parent of the Company, FCCG’s operations were structured in such a way that significant direct and indirect administrative functions were provided to the Company. These services include operational personnel to sell franchise rights, assist with training franchisees and assisting franchises with opening restaurants. FCCG also provided executive administration and accounting services for the Company.

The Company reimbursed FCCG for these expenses in the approximate amounts of $228,532 for the thirty-nine weeks ended September 24, 2017. Management reviewed the expenses recorded at FCCG and identified the common expenses that would be allocated to the subsidiaries. These expenses were allocated based on an estimate of management’s time spent on the activities of FCCG and its subsidiaries, and further allocated among the subsidiaries pro rata based on each subsidiary’s respective revenues as a percentage of overall revenues of the subsidiaries. The Company believes that the allocation of expenses is not materially different from what it would have been if the Company was a stand-alone entity.

The Company currently has a similar arrangement for direct and indirect administrative functions with FAT. During the thirty-nine weeks ended September 30, 2018, the Company reimbursed FAT in the amount of $491,415 for the expense of these services.

During the thirty-nine weeks ended September 30, 2018 and September 24, 2017, the Company recognized payables to FCCG in the amount of $93,633 and $134,585, respectively, for use of FCCG’s net operating losses for tax purposes.

Note 5. Income taxes

The Company files its Federal and most state income tax returns on a consolidated basis with FCCG. For financial reporting purposes, the Company calculates its tax provision as if the Company files its tax returns on a stand-alone basis. The taxes payable to FCCG determined by this calculation of $93,633 and $134,585 were offset against the balances due from affiliates as of September 30, 2018 and September 24, 2017, respectively.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis.

Significant components of the Company’s net deferred tax assets are as follows:

	September 30, 2018	December 31, 2017
Net deferred tax assets (liabilities)
Deferred franchise fees and royalties	$76,882	$71,670
State income tax	(4,001)	(3,990)
Reserves and accruals	(3,159)	5,207
Total	$69,722	$72,887

Components of the income tax provision are as follows:

	Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017
Current
Federal	$81,439	$134,585
State	76,329	-
Foreign	-	1,000
	157,768	135,585

Deferred
Federal	77,000	141,100
State	25,969	1
	102,969	141,101
Total income tax expense	$260,737	$276,686

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% and 34% to pretax income as follows for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively:

	Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017
Statutory rate	21%	34%
State and local income taxes	9%	-
Other	(2)%	(1)%
Effective tax rate	28%	33%

As of September 30, 2018, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of September 30, 2018 and September 24, 2017.

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

Litigation:

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

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the above actions, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. These proceedings are in their early stages and the Company is unable to predict the ultimate outcome of this matter. There can be no assurance that the defendants will be successful in defending against these actions.

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources.

Note 8. Retirement plan

The Company has a profit-sharing plan (the Plan) with a 401(k) feature covering substantially all employees. There were no contributions made by the Company under the Plan for the thirty-nine weeks ended September 30, 2018 and September 24, 2017.

Note 9. geographic location and major franchisees

Revenues by geographic area are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

United States	$408,242	$286,056	$1,241,367	$790,005
Other countries	172,370	346,498	306,843	234,606
Total revenues	$580,612	$632,554	$1,548,210	$1,349,611

Revenues are shown based on the geographic location of our licensee restaurants. All of our assets are located in the United States.

During the thirteen weeks ended September 30, 2018, two franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $108,404 and $108,346. During the thirteen weeks ended September 24, 2017, two franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $325,000 and $72,372. During the thirty-nine weeks ended September 30, 2018, two franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $337,501 and $319,070. During the thirty-nine weeks ended September 24, 2017, four franchisees each accounted for more than 10% of the Company’s revenues, with total revenues of $325,000, $228,116, $160,517 and $163,432.

Note 10. Subsequent events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from September 30, 2018 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen and thirty-nine weeks ended September 30, 2018 and 2017, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 2, 2018, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed on August 15, 2018 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

Overview

The management’s discussion and analysis is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

The following discussion and analysis of financial condition and results of operations should be read together with our Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Our Business

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

We completed the acquisition of Hurricane on July 3, 2018. The purchase price of $12,500,000 was delivered through the payment of $8,000,000 in cash and the issuance to the sellers of $4,500,000 of equity units of the Company valued at $10,000 per unit, or a total of 450 units. Each unit consists of (i) 100 shares of the Company’s newly designated Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”) and (ii) a warrant to purchase 125 shares of the Company’s Common Stock at $8.00 per share (the “Hurricane Warrants”). (See Notes 3, 9 and 11 of the accompanying consolidated financial statements of FAT Brands Inc.)

We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2018 and 2017 fiscal years consist of 52 weeks and 53 weeks, respectively.

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

Operating segments

As of September 30, 2018, we franchise the Fatburger, Buffalo’s, Ponderosa and Hurricane restaurant concepts with 333 total locations across 29 domestic states and 20 countries. Our overall footprint (including signed development agreements for proposed stores in new markets and countries where our brands previously had a presence that we intend to resell to new franchisees) covers 21 countries. For each of our current restaurant brands and those that we will seek to acquire, the ability to expand the overall concept footprint, both domestically and internationally, is of critical importance and a primary acquisition evaluation criterion. We believe that our restaurant concepts have meaningful growth potential and appeal to a broad base of consumers globally.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. However, each of our restaurant concepts is significant to our operations and is consistently evaluated individually. Therefore, management has determined that the Company currently has four operating and reportable segments.

Our operating segments are:

●	The Fatburger Franchise Division which includes our worldwide operations of the Fatburger concept.
●	The Buffalo’s Franchise Division which includes our worldwide operations of the Buffalo’s Café and Buffalo’s Express concepts.
●	The Ponderosa Franchise Division which includes our worldwide operations of the Bonanza and Ponderosa Steakhouse concepts.
●	The Hurricane Franchise Division which includes our worldwide operations of Hurricane Grill & Wings and Hurricane BTW Restaurants.

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

Results of Operations

Results of Operations of FAT Brands Inc.

The following table summarizes key components of our consolidated results of operations for the thirteen and thirty-nine weeks ended September 30, 2018. Because this is our initial full year of operation, comparative information is not available.

(In thousands)

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 30, 2018	September 30, 2018
Statement of operations data:

Revenues
Royalties	$3,370	$8,802
Franchise fees	1,343	2,041
Store opening fees	100	205
Advertising fees	1,038	2,264
Management fee	13	45
Total revenues	5,864	13,357

General and administrative expenses	3,755	9,480

Income from operations	2,109	3,877

Other expense	(1,900)	(2,490)

Income before income tax expense	209	1,387

Income tax expense	199	495

Net income	$10	$892

For the Thirty-nine Weeks Ended September 30, 2018

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and management fees. We had revenues of $13,357,000 for the thirty-nine weeks ended September 30, 2018. Royalties totaled $8,802,000; Franchise fees totaled $2,041,000; Store opening fees totaled $205,000; Advertising fees totaled $2,264,000 and management fees were $45,000.

General and Administrative Expenses - General and administrative expenses consist primarily of compensation costs. For the thirty-nine weeks ended September 30, 2018, our general and administrative expenses totaled $9,480,000 and included compensation costs of $4,285,000; professional fees of $1,071,000 and advertising expense of $2,264,000.

Other Expense – Other expense for the thirty-nine weeks ended September 30, 2018 totaled $2,490,000 and consisted primarily of net interest expense of $1,942,000.

Income Tax Expense – We recorded a provision for income taxes of $495,000 for the thirty-nine weeks ended September 30, 2018.

For the Thirteen Weeks Ended September 30, 2018

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and management fees. We had revenues of $5,864,000 for the thirteen weeks ended September 30, 2018. Royalties totaled $3,370,000; Franchise fees totaled $1,343,000; Store opening fees totaled $100,000; Advertising fees totaled $1,038,000 and management fees were $13,000.

General and Administrative Expenses - General and administrative expenses consist primarily of compensation costs. For the thirteen weeks ended September 30, 2018, our general and administrative expenses totaled $3,755,000 and included compensation costs of $1,495,000, professional fees of $513,000 and advertising expense of $1,038,000.

Other Expense – Other expense for the thirteen weeks ended September 30, 2018 totaled $1,900,000 and consisted primarily of net interest expense of $1,428,000.

Income Tax Expense – We recorded a provision for income taxes of $199,000 for the thirteen weeks ended September 30, 2018.

Results of Segment Operations of Fatburger

Fatburger was historically under control of FCCG and is a predecessor of FAT Brands for financial reporting purposes. The following table summarize key components of the results of operations for our Fatburger segment for the periods indicated:

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

Statement of operations data:

Revenues
Royalties	$1,317	$1,205	$3,948	$3,580
Franchise fees	1,215	530	1,884	1,683
Store opening fees	100	-	205	-
Advertising fees	268	-	879	-
Management fee	13	17	45	47
Total revenues	2,913	1,752	6,961	5,310

General and administrative expenses	972	552	3,279	1,847

Income from operations	1,941	1,200	3,682	3,463

Other income (expense)	31	(28)	183	(28)

Income before income tax expense	1,972	1,172	3,865	3,435

Income tax expense	423	444	873	1,264

Net income	$1,549	$728	$2,992	$2,171

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

For the Thirty-nine Weeks Ended September 30, 2018 Compared to the Thirty-nine Weeks Ended September 24, 2017

Revenues - Fatburger’s revenues consist of royalties, franchise fees, store opening fees, advertising fees and management fees. Fatburger had revenues of $6,961,000 and $5,310,000 for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively. The increase was comprised of an increase in recognized advertising fees of $879,000 during the 2018 period; an increase in franchise and store opening fees in the amount of $406,000 and an increase in royalties of $368,000. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying financial statements for Fatburger.

General and Administrative Expenses - General and administrative expenses of Fatburger consist primarily of payroll, consulting fees and, prior to the Offering, an allocation of corporate overhead from FCCG. General and administrative expenses for the thirty-nine weeks ended September 30, 2018 increased $1,432,000 or 78% to $3,279,000 as compared to $1,847,000 for the thirty-nine weeks ended September 24, 2017. This was primarily the result of the recognition in 2018 of advertising fees in the amount of $879,000 from the adoption of ASU 2014-09 and increased compensation costs.

Other Income – Other income during the thirty-nine weeks ended September 30, 2018 consisted primarily of net interest earned on intercompany receivables from FCCG in the amount of $206,000. The intercompany accounts began earning interest on October 20, 2017, so there was no comparable interest income for the thirty-nine weeks ended September 24, 2017.

Income tax expense – Income tax expense decreased $391,000 or 31% during the thirty-nine weeks ended September 30, 2018 compared to the prior year. The reduction in tax expense resulted from a lower tax rate. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law and reduced the corporate tax rate from 34% to 21%.

New Store Openings - For the thirty-nine weeks ended September 30, 2018, our Fatburger franchisees opened 8 stores as compared to 14 stores for the thirty-nine weeks ended September 24, 2017.

Same-store Sales Growth - Same-store sales in our core domestic market grew by 9.1% for the thirty-nine weeks ended September 30, 2018, compared to growth of 7.9% for the thirty-nine weeks ended September 24, 2017. Overall Fatburger same-store sales, including international stores in their local currency, were positive 7.8% for the thirty-nine weeks ended September 30, 2018 and positive 1.1% for the thirty-nine weeks ended September 24, 2017. The biggest factors for the increase in same store sales systemwide are increased sales from third-party delivery platforms, particularly in California, as well as launch of the Impossible Burger domestically. International same-store sales have also stabilized due to strengthening macroeconomic conditions in Canada from the increase in oil prices.

For the Thirteen Weeks Ended September 30, 2018 Compared to the Thirteen Weeks Ended September 24, 2017

Revenues - Fatburger’s revenues consist of royalties, franchise fees, store openings fees, advertising fees and management fees. Fatburger had revenues of $2,913,000 and $1,752,000 for the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively. The increase was comprised of an increase in recognized franchise and store opening fees in the amount of $785,000 and an increase in recognized advertising fees of $268,000 during the 2018 period. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying financial statements for Fatburger.

General and Administrative Expenses - General and administrative expenses of Fatburger consist primarily of payroll, consulting fees and, prior to the Offering, an allocation of corporate overhead from FCCG. General and administrative expenses for the thirteen weeks ended September 30, 2018 increased $420,000 or 76% to $972,000, as compared to $552,000 for the thirteen weeks ended September 24, 2017. This was primarily the result of the recognition in 2018 of advertising fees in the amount of $268,000 from the adoption of ASU 2014-09 and increased compensation costs.

Other Income – Other income during the thirteen weeks ended September 30, 2018 consisted primarily of net interest earned on intercompany receivables from FCCG in the amount of $42,000. The intercompany accounts began earning interest on October 20, 2017, so there was no comparable interest income for the thirteen weeks ended September 24, 2017.

Income tax expense – Income tax expense decreased $21,000 or 5% during the thirteen weeks ended September 30, 2018 compared to the prior year. The reduction in tax expense resulted from a lower tax rate. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law and reduced the corporate tax rate from 34% to 21%.

New Store Openings - For the thirteen weeks ended September 30, 2018, our Fatburger franchisees opened 2 stores as compared to 3 stores for the thirteen weeks ended September 24, 2017.

Same-store Sales Growth - Same-store sales in our core domestic market grew by 8.3% for the thirteen weeks ended September 30, 2018. Overall Fatburger same-store sales, including international stores in their local currency were positive 4.7% for the thirteen weeks ended September 30, 2018.

Results of Segment Operations of Buffalo’s.

Buffalo’s was historically under control of FCCG and is a predecessor of FAT Brands for financial reporting purposes.

The following table summarize key components of the results of operations for our Buffalo’s segment for the periods indicated:

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

Statement of operations data:

Revenues
Royalties	$334	$308	$1,000	$920
Franchise fees	104	325	113	430
Advertising fees	143	-	436	-
Total revenues	581	633	1,549	1,350

General and administrative expenses	353	186	1,053	502

Income from operations	228	447	496	848

Other income	140	-	444	(1)

Income before income tax expense	368	447	940	847

Income tax expense	106	142	261	276

Net income	$262	$305	$679	$571

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

For the Thirty-nine Weeks Ended September 30, 2018 as Compared to the Thirty-nine Weeks Ended September 24, 2017.

Revenues – Buffalo’s revenues consist of royalties, advertising fees and recognized franchise fees. Buffalo’s had revenues of $1,549,000 and $1,350,000 for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively. The increase in revenue of $199,000 or 15%, is primarily the result of the recognition of advertising fees beginning in 2018 in the amount of $436,000. This increase was partially offset by lower recognized franchise fees in the amount of $317,000 during the thirty-nine weeks ended September 30, 2018 compared with the thirty-nine weeks ended September 24, 2017. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying consolidated financial statements for Buffalo’s.

General and Administrative Expenses – General and administrative expenses for the thirty-nine weeks ended September 30, 2018 increased by $551,000 or 110% to $1,053,000 as compared to $502,000 for the thirty-nine weeks ended September 24, 2017. This was primarily the result of the recognition in 2018 of advertising expenses in the amount of $436,000 from the adoption of ASU 2014-09.

Other Income – Other income, consisting primarily of interest income on loans to affiliates, totaled $444,000 for the thirty-nine weeks ended September 30, 2018. Interest began accruing on these loans in October 2017. As a result, there was no comparable income during the thirty-nine weeks ended September 24, 2017.

Income Tax Expense – We recorded a provision for income taxes of $261,000 for thirty-nine weeks ended September 30, 2018, compared to an expense for the prior year period of $276,000. The $15,000 decrease is primarily the result of a reduction in the corporate tax rate which became effective on December 22, 2017 under the Tax Cuts and Jobs Act (the “TCJ Act”).

New Store Openings – There were no new stores opened by our Buffalo’s Cafe franchisees during the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively.

Same-store Sales Growth – Same-store sales for Buffalo’s Cafe increased 5.5% for the thirty-nine weeks ended September 30, 2018 and 1% for the thirty-nine weeks ended September 24, 2017. The increase in same-store sales for the thirty-nine weeks ended September 30, 2018 was primarily attributable to the reopening of one restaurant which has average unit volumes twice the average amount of the other stores.

For the Thirteen Weeks Ended September 30, 2018 as Compared to the Thirteen Weeks Ended September 24, 2017.

Revenues – Buffalo’s revenues consist of royalties, advertising fees and recognized franchise fees. Buffalo’s had revenues of $581,000 and $633,000 for the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively. The decrease in revenue of $52,000 or 8%, is primarily the result of a decrease in recognized franchise fees in the amount of $221,000, which was partially offset by the recognition of advertising fees beginning in 2018 in the amount of $143,000. These variances were significantly affected by the adoption of Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018. For more information on the effect of the change in accounting standard, see Note 2 in the accompanying consolidated financial statements for Buffalo’s.

General and Administrative Expenses – General and administrative expenses for the thirteen weeks ended September 30, 2018 increased by $167,000 or 90% to $353,000 as compared to $186,000 for the thirteen weeks ended September 24, 2017. This was primarily the result of the recognition in 2018 of advertising expenses in the amount of $143,000 from the adoption of ASU 2014-09.

Other Income – Other income, consisting primarily of interest income on loans to affiliates, totaled $140,000 for the thirteen weeks ended September 30, 2018. Interest began accruing on these loans in October 2017. As a result, there was no comparable income during the thirteen weeks ended September 24, 2017.

Income Tax Expense – We recorded a provision for income taxes of $106,000 for thirteen weeks ended September 30, 2018, compared to an expense for the prior year period of $142,000. The $38,000 decrease was the result of a reduction in the corporate tax rate which became effective on December 22, 2017 under the Tax Cuts and Jobs Act (the “TCJ Act”).

New Store Openings – There were no new stores opened by our Buffalo’s Cafe franchisees during the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively.

Same-store Sales Growth – Same-store sales for Buffalo’s Cafe increased 6.4% for the thirteen weeks ended September 30, 2018.

Results of Segment Operations of Ponderosa

We were not affiliated with the Ponderosa entities until they became our wholly-owned subsidiaries on October 20, 2017. Accordingly, only the financial results of Ponderosa which occurred subsequent to FCCG’s contribution are presented. Comparison information for periods prior to our ownership are not presented.

The following table summarizes key components of the results of operations of our Ponderosa segment for the periods indicated:

(In thousands)

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 30, 2018	September 30, 2018
Statement of operations data:

Revenues
Royalties	$893	$3,029
Franchise fees	8	28
Advertising fees	148	469
Total revenues	1,049	3,526

General and administrative expenses	832	2,795

Income from operations	217	731

Other expense	(27)	(78)

Income before income tax expense	190	653

Income tax expense	137	186

Net income	$53	$467

For the Thirty-nine Weeks Ended September 30, 2018

Revenues - Ponderosa’s revenues consist of royalties, advertising fees and franchise fees. Ponderosa had revenues of $3,526,000 for the thirty-nine weeks ended September 30, 2018, including royalties of $3,029,000 and advertising fees of $469,000.

General and Administrative Expense - General and administrative expense of Ponderosa consists primarily of payroll costs and advertising expense. General and administrative expenses for the thirty-nine weeks ended September 30, 2018 totaled $2,795,000 of which $1,768,000 was payroll related and $469,000 was for advertising.

New Store Openings - There were no new stores opened by our Ponderosa franchisees during the thirty-nine weeks ended September 30, 2018.

Same-store Sales Growth – Systemwide same-store sales were positive 2.2% for the thirty-nine weeks ended September 30, 2018.

For the Thirteen Weeks Ended September 30, 2018

Revenues - Ponderosa’s revenues consist of royalties, advertising fees and franchise fees. Ponderosa had revenues of $1,049,000 for the thirteen weeks ended September 30, 2018, including royalties of $893,000 and advertising fees of $148,000.

General and Administrative Expense - General and administrative expense of Ponderosa consists primarily of payroll costs and advertising expense. General and administrative expenses for the thirteen weeks ended September 30, 2018 totaled $832,000 of which $467,000 was payroll related and $148,000 was for advertising.

New Store Openings - There were no new stores opened by our Ponderosa franchisees during the thirteen weeks ended September 30, 2018.

Same-store Sales Growth – Systemwide same-store sales were positive 4.6% for the thirteen weeks ended September 30, 2018.

Results of Segment Operations of Hurricane

We were not affiliated with Hurricane until it became our wholly-owned subsidiary on July 3, 2018. Accordingly, only the financial results of Hurricane which occurred subsequent to the acquisition by us are presented. Comparison information for periods prior to our ownership are not presented.

The following table summarizes key components of the results of operations of our Hurricane segment for the period beginning July 3, 2018 through September 30, 2018 (the “Ownership Period”):

(In thousands)

For the Period Beginning July 3, 2018 Through
September 30, 2018
Statement of operations data:

Revenues
Royalties	$825
Franchise fees	16
Advertising fees	480
Total revenues	1,321

General and administrative expenses	1,192

Income from operations	129

Other expense	(133)

Loss before income tax benefit	(4)

Income tax benefit	(1)

Net loss	$(3)

For the Period Beginning July 3, 2018 (acquisition) Through September 30, 2018.

Revenues - Hurricane’s revenues consist of royalties, advertising fees and franchise fees. Hurricane had revenues of $1,321,000 for the Ownership Period, including royalties of $826,000 and advertising fees of $479,000.

General and Administrative Expense - General and administrative expense of Hurricane consists primarily of payroll costs and advertising expense. General and administrative expenses for the Ownership Period totaled $1,192,000 of which $510,000 was payroll related and $479,000 was for advertising.

New Store Openings - There were no new stores opened by our Hurricane franchisees during the Ownership Period.

Same-store Sales Growth – Systemwide same store sales decline 2.4% compared to the prior period.

Changes in Financial Condition

Overview

Our consolidated assets, liabilities and stockholders’ equity as of September 30, 2018 can be summarized as follows:

(dollars in thousands)
Total assets	$52,557
Total liabilities	$44,083
Total stockholders’ equity	$8,474

The significant components of our balance sheet are as follows:

Cash

Our cash balance was $1,859,000 as of September 30, 2018. Significant sources and uses of cash during the thirty-nine weeks ended September 30, 2018 included:

●	Cash provided by operating activities was $360,000, resulting from our net income of $892,000 as adjusted for non-cash income and expense which had been recognized during the period.
●	Proceeds from the issuance of mandatorily redeemable preferred stock and associated warrants totaled $7,984,000 net of issuance costs.
●	Net proceeds from the issuance of long-term debt totaled $17,096,000.
●	We used $8,000,000 in cash to purchase Hurricane.
●	We used $10,853,000 to repay borrowings, including the Related Party Debt to FCCG.
●	We made $4,262,000 in net advances to affiliates, including a $4,000,000 preferred equity investment in Homestyle Dining LLC. (See Note 12 in the accompanying consolidated financial statements of FAT Brands Inc.)

Due from Affiliates

We had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to us of $12,998,000 as of September 30, 2018. Effective October 20, 2017, the advances began to earn interest at a rate of 10% per annum. These advances are expected to be recovered from credits for the use of FCCG’s tax net operating losses and from repayments by the affiliates from proceeds generated by their operations and investments.

The balance of Due From Affiliates includes a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4 million made effective July 5, 2018 (the “Preferred Interest”). FCCG owns all of the common interests in HSD.

The holder of the Preferred Interest is entitled to a 15% priority return on the outstanding balance of the investment (the “Preferred Return”). Any available cash flows from HSD on a quarterly basis are to be distributed to pay the accrued Preferred Return and repay the Preferred Interest until fully retired.

On or before the five-year anniversary of the investment, the Preferred Interest is to be fully repaid, together with all previously accrued but unpaid Preferred Return. FCCG has unconditionally guaranteed repayment of the Preferred Interest in the event HSD fails to do so.

Goodwill and Other Intangible Assets, net

September 30, 2018
(dollars in thousands)
Goodwill – Fatburger acquisition	$529
Goodwill – Buffalo’s acquisition	5,365
Goodwill – Ponderosa acquisition	1,462
Goodwill – Hurricane acquisition	754
Total goodwill	$8,110

Net intangible assets – Fatburger	2,135
Net intangible assets – Buffalo’s	27
Net intangible assets – Ponderosa	8,765
Net intangible assets – Hurricane	10,940
Total net intangible assets	$21,867

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities totaled $5,859,000 at September 30, 2018 and consisted of the following:

September 30, 2018
(dollars in thousands)
Accounts payable	$3,352
Accrued wages and payroll taxes	744
Gift certificate liability	92
Accrued income taxes	165
Other accrued expenses	1,506
Total accounts payable and accrued liabilities	$5,859

Deferred Income

Our deferred income, which primarily consists of unearned franchise fees and royalties, was $7,774,000 at September 30, 2018. When we adopted ASU 2014-09 on January 1, 2018, we made an adjustment increasing deferred income by $3,482,000 representing franchise fees collected as of December 31, 2017 for franchise agreements with remaining terms. Our consolidated deferred income was also increased in the amount of $1,885,000 when we acquired Hurricane. The deferred income will be recognized as income over the term of the related individual franchise agreements.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the thirty-nine weeks ended September 30, 2018 consisted of cash provided by proceeds from the sale of mandatorily redeemable preferred stock and other long-term debt.

At September 30, 2018, we had total liabilities of $44,083,000. Our consolidated indebtedness consisted of a note payable to FB Funding, LLC of $14,938,000; mandatorily redeemable preferred shares of $14,175,000; as well as $14,970,000 of other liabilities.

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

Dividends

Our Board of Directors declared quarterly dividends of $0.12 per share of common stock, each payable on April 16, 2018, July 16, 2018 and October 31, 2018. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.

Critical Accounting Policies and Estimates

Franchise Fees: Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees.

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, and franchise fee revenue is recognized for non-refundable deposits.

Royalties: In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

Store opening fees: We recognize store opening fees of $45,000 and $60,000 for domestic and international stores, respectively, from the up-front fees collected from franchisees. The remaining balance of the up-front fees are then amortized as franchise fees over the life of the franchise agreement. If the fees collected are less than the respective store opening fee amounts, the full up-front fees are recognized at opening. The $45,000 and $60,000 are based on our out-of-pocket costs for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized are higher due to the additional cost of travel.

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

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified for the thirteen weeks ended September 30, 2018.

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

Share-based compensation: We have a non-qualified stock option plan which provides for options to purchase shares of our common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. For grants to non-employees for services, we revalue the options each reporting period while the services are being performed. The adjusted value of the options is recognized as an expense over the service period. See Note 14 in our consolidated financial statements for more details on our share-based compensation.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This ASU makes amendments to multiple codification Topics. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539.

On June 7, 2018, Eric Rojany filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint asserts claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On August 2, 2018, Daniel Alden and others filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint asserts claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

On September 13, 2018, counsel to all parties in Rojany and Alden stipulated to the consolidation of Rojany and Alden under the Rojany case number. On September 17, 2018, the Court in Rojany confirmed that the two actions were related and ordered that Alden be transferred to the judge presiding over Rojany.

On October 10, 2018, plaintiffs in these actions filed a consolidated amended complaint (“CAC”). Pursuant to the Court’s order on September 17, 2018, defendants shall have until November 13, 2018 to file a response to the CAC. The Court scheduled the hearing for defendants’ anticipated demurrer to the CAC for January 11, 2019. The Court also continued a stay of discovery in the action, pending its ruling on defendants’ anticipated demurrer.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, Adam Vignola filed a complaint, personally and on behalf of all others similarly situated, against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors. The complaint asserts claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff stated that he intends to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

On October 23, 2018, Charles Jordan and David Kovacs filed a motion for appointment as lead plaintiffs and approval of choice of counsel. On the same day, Randy Siade filed a motion for appointment as lead plaintiff and approval of choice of counsel. The hearing date for these motions was set for November 26, 2018. On November 1, 2018, Randy Siade withdrew his motion for appointment as lead plaintiff and approval of choice of counsel. All discovery and other proceedings in this action are currently stayed by operation of the Private Securities Litigation Reform Act of 1995.

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

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the above actions, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC under certain conditions relating to the Rojany, Vignola and Alden matters. These proceedings are in their early stages and the Company is unable to predict the ultimate outcome of these matters. There can be no assurance that the defendants will be successful in defending against these actions.

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

On June 7, 2018, August 2, 2018 and August 24, 2018, separate, but similar, complaints were filed against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with our initial public offering, which resulted in declines in the price of our common stock. The plaintiffs stated that they intend to certify the complaint as a class action and are seeking compensatory damages in an amount to be determined at trial.

The Company and other defendants dispute the allegations of the lawsuits and intend to vigorously defend against the claims. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carrier fails to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business and results of operations. In addition, an unfavorable outcome in such litigation in an amount which is not covered by our insurance carrier could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2018, FCCG elected to reinvest its dividend receivable from us of $960,000 for newly issued common shares of the Company at $6.25 per share, the closing market price of the shares on that date. As a result, we issued 153,600 shares of common stock to FCCG in satisfaction of the dividend payable.

On April 27, 2018, we issued to TCA Global Credit Master Fund, LP a Senior Secured Redeemable Debenture with an initial principal amount of $2,000,000, which was repaid on July 3, 2018.

On June 7, 2018, we entered into a Subscription Agreement for the issuance and sale (the “Offering”) of 800 units (the “ Units “), with each Unit consisting of (i) 100 shares of our newly designated Series A Fixed Rate Cumulative Preferred Stock (the “Series A Preferred Stock”) and (ii) warrants (the “Series A Warrants”) to purchase 125 shares of our common stock at $8.00 per share. The sales price of each Unit was $10,000, resulting in gross proceeds to the Company from the initial closing of $8,000,000 and the issuance of 80,000 shares of Series A Preferred Stock and Series A Warrants to purchase 100,000 shares of common stock (the “Subscription Warrants”).

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

Under the Note Exchange Agreement, the Note Balance was exchanged for shares of our capital stock and warrants in the following amounts:

●

$2,000,000 of the Note Balance was exchanged for 200 Units consisting of 20,000 shares of Series A Fixed Rate Cumulative Preferred Stock of the Company, and Series A Warrants to purchase 25,000 shares of common stock at $8 per share, exercisable for a period of five years from the issue date (the “Exchange Warrants”); and

●	$7,272,053 of the Note Balance was exchanged for 989,395 shares of Common Stock of the Company, representing an exchange price of $7.35 per share, which was the closing trading price of the Common Stock on June 26, 2018.

Following the exchange, the balance of the Note was $950,000, which was subsequently repaid in cash.

On July 3, 2018, the Company completed the acquisition of Hurricane for the purchase price of $12,500,000. The purchase price was delivered through the payment of $8,000,000 in cash and the issuance to the Sellers of $4,500,000 of equity units of the Company valued at $10,000 per unit, or a total of 450 Series A-1 Units. Each Series A-1 Unit consists of (i) 100 shares of the Company’s Series A-1 Preferred Stock and (ii) a warrant to purchase 125 shares of the Company’s Common Stock at $8.00 per share (the “Hurricane Warrants”).

On July 3, 2018, in connection with the Loan Agreement, we issued to the Lender a warrant to purchase up to 499,000 shares of our Common Stock at $7.35 per share (the “Lender Warrant”). Additionally, we issued warrants to purchase 65,306 shares of Common Stock at $7.35 per share (the “Placement Agent Warrants”) to certain parties as consideration for assistance in arranging the Loan Agreement between us and the Lender.

On July 16, 2018, FCCG was entitled to receive a cash dividend from us which had been declared on June 27, 2018. FCCG elected to reinvest its dividend from its original 8,000,000 common shares in the amount of $960,000 in newly issued common shares of the Company at $6.085 per share, which was the closing market price of the shares on that date. As a result, we issued 157,765 shares of common stock to FCCG in satisfaction of the dividend payable.

On September 20, 2018, each of our board members received newly issued common stock in lieu of cash payments of accrued director fees. The combined amount of the director fees payable was $90,000 and the shares were issued at a price of $8.59 per share, which represents the closing price of our stock on September 20, 2018. As a result, we issued 10,482 shares of our common stock to satisfy the director fees payable.

On October 31, 2018, FCCG was entitled to receive a cash dividend from us which had been declared on October 8, 2018. FCCG elected to reinvest its dividend from its 9,300,760 common shares in the amount of $1,116,091 in newly issued common shares of the Company at $6.31 per share, which was the closing market price of the shares on that date. As a result, we issued 176,877 shares of common stock to FCCG in satisfaction of the dividend payable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Note Exchange Agreement entered into on June 27, 2018 between us and FCCG (See Part 2 - Item 2) originally anticipated that the entire remaining Note balance owed to FCCG would be exchanged for our capital stock and warrants. The Note Exchange Agreement was subsequently amended to limit the transaction to repay $9,272,000 of the Note, leaving a balance due of $950,000. The entire remaining balance of the note payable to FCCG was subsequently repaid in cash.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
2.1	Amended and Restated Membership Interest Purchase Agreement, dated July 3, 2018, by and among the Company, as Buyer, and Gama Group LLC, Salient Point Trust, Satovsky Enterprises, LLC, Mapes Holdings LLC and Martin O’Dowd, as Sellers	8-K	2.1	07/10/2018
3.1	Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock	8-K	3.1	07/10/2018
4.1	Form of Hurricane Warrants, dated July 3, 2018	8-K	4.1	07/10/2018
4.2	Form of Lender Warrant, dated July 3, 2018	8-K	4.2	07/10/2018
10.1	Form of Registration Rights Agreement, dated July 3, 2018, by and between the Company and the Sellers under the Amended and Restated Purchase Agreement	8-K	10.1	07/10/2018
10.2	Loan and Security Agreement, dated July 3, 2018, by and among the Company, Fatburger North America, Inc., Ponderosa Franchising Company LLC, Bonanza Restaurant Company LLC, Ponderosa International Development, Inc., Puerto Rico Ponderosa, Inc., Buffalo’s Franchise Concepts, Inc., Buffalo’s Franchise Concepts Inc., Fatburger Corporation and Homestyle Dining, LLC, and FB Lending, LLC	8-K	10.2	07/10/2018
10.3	Guaranty, dated July 3, 2018, by and among Fatburger North America, Inc., Ponderosa Franchising Company LLC, Bonanza Restaurant Company LLC, Ponderosa International Development, Inc., Puerto Rico Ponderosa, Inc., Buffalo’s Franchise Concepts, Inc., Buffalo’s Franchise Concepts Inc., Fatburger Corporation and Homestyle Dining, LLC, in favor of FB Lending, LLC	8-K	10.3	07/10/2018
10.4	Amendment to Note Exchange Agreement, dated August 14, 2018	10-Q	10.8.1	8/15/2018
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document	X
(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document	X
(Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
(Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
(Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
(Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

November 14, 2018	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2018	By	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer
(Principal Financial and Accounting Officer)

