Form 10-K
period 2018-12-30
Fat Brands, Inc
filed 2019-03-29
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018

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

(310) 319-1850

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of voting common stock held by non-affiliated stockholders as of July 1, 2018 was approximately $14,564,000.

As of March 25, 2019, there were 11,807,349 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

FAT Brands Inc., formed in March 2017 as a wholly-owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), is a leading multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. As a franchisor, we generally do not own or operate restaurant locations, but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. This asset light franchisor model provides the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk, such as long-term real estate commitments or capital investments. Our scalable management platform enables us to add new stores and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant corporate overhead synergies. The acquisition of additional brands and restaurant concepts as well as expansion of our existing brands are key elements of our growth strategy.

As of December 30, 2018, we were the owner and franchisor of the following restaurant brands:

Fatburger. Founded in Los Angeles, California in 1947, Fatburger (The Last Great Hamburger StandTM) has, throughout its history, maintained its reputation as an iconic, all-American, Hollywood favorite hamburger restaurant serving a variety of freshly made-to-order, customizable, big, juicy, and tasty Fatburgers, Turkeyburgers, Chicken Sandwiches, Impossible™ Burgers, Veggieburgers, French fries, onion rings, soft-drinks and milkshakes. With a legacy spanning over 70 years, Fatburger’s dedication to superior quality inspires robust loyalty amongst its customer base and has long appealed to American cultural and social leaders. We have counted many celebrities and athletes as past franchisees and customers, and we believe this prestige has been a principal driver of the brand’s strong growth. Fatburger offers a premier dining experience, demonstrating the same dedication to serving gourmet, homemade, custom-built burgers as it has since 1947. As of December 30, 2018, there were 158 franchised and sub-franchised Fatburger locations across 5 states and 18 countries.

Buffalo’s Cafe. Established in Roswell, Georgia in 1985, Buffalo’s Cafe (Where Everyone is FamilyTM) is a family-themed casual dining concept known for its chicken wings and 13 distinctive homemade wing sauces, burgers, wraps, steaks, salads and other classic American cuisine. Featuring a full bar and table service, Buffalo’s Cafe offers a distinctive dining experience affording friends and family the flexibility to share an intimate dinner together or to casually watch sporting events while enjoying extensive menu offerings. Beginning in 2011, Buffalo’s Express was developed and launched as a fast-casual, smaller footprint variant of Buffalo’s Cafe offering a limited version of the full menu with an emphasis on chicken wings, wraps and salads. Current Buffalo’s Express outlets are co-branded with Fatburger locations, providing our franchisees with complementary concepts that share kitchen space and result in a higher average unit volume (compared to stand-alone Fatburger locations). As of December 30, 2018, there were 18 franchised Buffalo’s Cafe and 89 co-branded Fatburger / Buffalo’s Express locations globally.

Ponderosa & Bonanza Steakhouse. Ponderosa Steakhouse, founded in 1965, and Bonanza Steakhouse, founded in 1963 (collectively, “Ponderosa”), offer the quintessential American steakhouse experience, for which there is strong and growing demand in international markets, particularly in Asia and the Middle East. Ponderosa and Bonanza Steakhouses offer guests a high-quality buffet and broad array of great tasting, affordably-priced steak, chicken and seafood entrées. Buffets at Ponderosa and Bonanza Steakhouses feature a large variety of all you can eat salads, soups, appetizers, vegetables, breads, hot main courses and desserts. An additional variation of the brand, Bonanza Steak & BBQ, offers a full-service steakhouse with fresh farm-to-table salad bar and a menu showcase of USDA flame-grilled steaks and house-smoked BBQ, with contemporized interpretations of traditional American classics. As of December 30, 2018, there were 85 Ponderosa and 14 Bonanza restaurants operating under franchise and sub-franchise agreements in 17 states in the United States, Canada, Puerto Rico, the United Arab Emirates, Egypt, Qatar and Taiwan.

Hurricane Grill & Wings. Founded in Fort Pierce, Florida in 1995, Hurricane Grill & Wings is a tropical beach themed casual dining restaurant known for its fresh, jumbo, chicken wings, 35 signature sauces, burgers, bowls, tacos, salads and sides. Featuring a full bar and table service, Hurricane Grill & Wings laid-back, casual, atmosphere affords family and friends the flexibility to enjoy dining experiences together regardless of the occasion. The acquisition of Hurricane Grill & Wings has been complementary to FAT Brands existing portfolio chicken wing brands, Buffalo’s Cafe and Buffalo’s Express. As of December 30, 2018, there were 56 franchised Hurricane Grill & Wings and 3 franchised Hurricane BTWs (Hurricane’s fast-casual burgers, tacos & wings concept), across 9 states.

Yalla Mediterranean. Founded in 2014, Yalla Mediterranean is a Los Angeles-based restaurant chain specializing in authentic, healthful, Mediterranean cuisine with an environmentally conscience and focus on sustainability. The word “yalla” which means “let’s go” is embraced in every aspect of Yalla Mediterranean’s culture and is a key component of our concept. Yalla Mediterranean offers a healthful Mediterranean menu of wraps, plates, and bowls in a fast-casual setting, with cuisine prepared fresh daily using, GMO-free, local ingredients for a menu that includes vegetarian, vegan, gluten-free and dairy-free options accommodating customers with a wide variety of dietary needs and preferences. The brand demonstrates its commitment to the environment by using responsibly-sourced proteins and utensils, bowls and serving trays made from compostable materials. Each of Yalla’s seven locations across California also feature on-tap selections of craft beers and fine wines. We intend to sell the existing Yalla locations to franchisees and expand the business through additional franchising.

Beyond our current brand portfolio, and the Hurricane Grill and Wings and Yalla Mediterranean acquisitions, we intend to acquire other restaurant franchise concepts that will allow us to offer additional food categories and expand our geographic footprint. In evaluating potential acquisitions, we specifically seek concepts with the following characteristics:

●	established, widely-recognized brands;
●	steady cash flows;
●	track records of long-term, sustainable operating performance;
●	good relationships with franchisees;
●	sustainable operating performance;
●	geographic diversification; and
●	growth potential, both geographically and through co-branding initiatives across our portfolio.

Leveraging our scalable management platform, we expect to achieve cost synergies post-acquisition by reducing the corporate overhead of the acquired company – most notably in the legal, accounting and finance functions. We also plan to grow the top line revenues of newly acquired brands through support from our management and systems platform, including public relations, marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support.

Our franchisee base consisted of 158 franchisees as of December 30, 2018. Of these franchisees, 136 operate in North America and 44 own multiple restaurant locations. System wide, our franchisees operated 334 restaurants as of December 30, 2018 (233 of which were located in North America), with store level sales in excess of $368 million in 2018. As of December 30, 2018, we had a total of 200 new unit development commitments which remain to be completed.

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

Competitive Strengths

We believe that our competitive strengths include:

●	Management Platform Built for Growth. We have developed a robust and comprehensive management and systems platform that supports the expansion of our existing brands while enabling the accretive and efficient acquisition and integration of additional restaurant concepts. We dedicate our considerable resources and industry knowledge to promote the success of our franchisees, offering them multiple support services such as public relations, marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support. Furthermore, our platform is scalable and adaptable, allowing us to incorporate new concepts into the FAT Brands family with minimal incremental corporate costs. We intend to grow our existing brands as well as make strategic and opportunistic acquisitions that complement our existing portfolio of concepts providing an entrance into targeted restaurant segments. We believe that our platform is a key differentiator in pursuing this strategy.

●	Asset Light Business Model Driving High Free Cash Flow Conversion. We maintain an asset light business model requiring minimal capital expenditures by franchising our restaurant concepts to our owner / operators. The multi-brand franchisor model also enables us to efficiently scale the number of restaurant locations with very limited incremental corporate overhead and minimal exposure to store-level risk, such as long-term real estate commitments and increases in employee wage costs. Our multi-brand approach also gives us the organizational depth to provide a host of services to our franchisees, which we believe enhances their financial and operational performance. As a result, new store growth and accelerating financial performance of the FAT Brands network drive increases in our franchise fee and royalty revenue streams while expanding profit and free cash flow margins.

●

Strong Brands Aligned with FAT Brands Vision. We have an enviable track record of delivering Fresh, Authentic, and Tasty meals across our franchise system. Our Fatburger and Buffalo’s concepts have built distinctive brand identities within their respective segments, providing made-to-order, high-quality food at competitive prices. The Ponderosa and Bonanza brands deliver an authentic American steakhouse experience with which customers identify. Hurricane Grill & Wings offer customers fresh, jumbo chicken wings with an assortment of sauces and rubs in a casual dining atmosphere, while our newest acquisition, Yalla Mediterranean offers a healthful Mediterranean menu of wraps, plates, and bowls in a fast-casual setting. By maintaining alignment with the FAT Brands vision across an expanding platform, we believe that our concepts will appeal to a broad base of domestic and global consumers.

●	Experienced and Diverse Global Franchisee Network. We have new restaurant commitments of over 200 locations across our brands. We anticipate that our current franchisees will open more than 30 new restaurants annually for at least the next five years. The acquisition of additional restaurant franchisors will also increase the number of restaurants operated by our existing franchisee network. Additionally, our franchise development team has built an attractive pipeline of new potential franchisees, with many experienced restaurant operators and new entrepreneurs eager to join the FAT Brands family.

●	Ability to Cross-Sell Existing Franchisees Concepts from the FAT Brands Portfolio. Our ability to easily, and efficiently, cross-sell our existing franchisees new brands from our FAT Brands portfolio affords us the ability to grow more quickly and satisfy our existing franchisees’ demands to expand their organizations. By having the ability to offer our franchisees a variety of concepts (i.e., a fast-casual better-burger concept, a fast-casual chicken wing concept, a casual dining concept and steakhouse concepts) from the FAT Brands portfolio, our existing franchisees are able to acquire the rights to, and develop, their respective markets with a well-rounded portfolio of FAT Brands concept offerings affording them the ability to strategically satisfy their respective market demands by developing our various concepts where opportunities are available.

●	Seasoned and Passionate Management Team. Our management team and employees are critical to our success. Our senior leadership team has more than 200 years of combined experience in the restaurant industry, and many have been a part of our team since the acquisition of the Fatburger brand in 2003. We believe that our management team has the track record and vision to leverage the FAT Brands platform to achieve significant future growth. In addition, through their holdings in FCCG, our senior executives own a significant equity interest in the company, ensuring long-term commitment and alignment with our public shareholders. Our management team is complemented by an accomplished Board of Directors.

Growth Strategy

The principal elements of our growth strategy include:

●	Opportunistically Acquire New Brands. Our management platform was developed to cost-effectively and seamlessly scale with new restaurant concept acquisitions. The recent acquisition of the Hurricane Grill & Wings and Yalla Mediterranean brands are a continuation of this growth strategy. We have identified food categories that appeal to a broad international base of customers, targeting the burgers, chicken, pizza, steak, coffee, sandwich and dessert segments for future growth. We have developed a strong and actionable pipeline of potential acquisition opportunities to achieve our objectives. We seek concepts with established, widely-recognized brands; steady cash flows; track records of long-term, good relationships with franchisees; sustainable operating performance; geographic diversification; and growth potential, both geographically and through co-branding initiatives across our portfolio. We approach acquisitions from a value perspective, targeting modest multiples of franchise-level cash flow valuations to ensure that acquisitions are immediately accretive to our earnings prior to anticipated synergies.

●	Optimize Capital Structure to Enable Profitable Growth through Acquisitions. While we believe our existing business can be funded through cash generated from current operations, we intend to finance future acquisitions of restaurant brands through the issuance of debt and equity financing placed with investors and issued directly to sellers of restaurant brands. We are actively pursuing various financing alternatives, with the goal of reducing and optimizing our all-in cost of capital and providing us with the means to pursue larger and more profitable acquisitions.

●	Accelerate Same-Store Sales Growth. Same-store sales growth reflects the change in year-over-year sales for the comparable store base, which we define as the number of stores open for at least one full fiscal year. To optimize restaurant performance, we have embraced a multi-faceted same-store sales growth strategy. We utilize customer feedback and closely analyze sales data to introduce, test and perfect existing and new menu items. In addition, we regularly utilize public relations and experiential marketing, which we leverage via social media and targeted digital advertising to expand the reach of our brands and to drive traffic to our stores. Furthermore, we have embraced emerging technology to develop our own brand-specific mobile applications, allowing guests to find restaurants, order online, earn rewards and join our e-marketing providers. We have also partnered with third-party delivery service providers, including UberEATS, Grub Hub, Amazon Restaurants and Postmates, which provide online and app-based delivery services and constitute a new sales channel for our existing locations. Finally, many of our franchisees are pursuing a robust capital expenditure program to remodel legacy restaurants and to opportunistically co-brand them with our Buffalo’s Express and / or Fat Bar concepts (serving beer, wine, spirits and cocktails).

●	Drive Store Growth through Co-Branding, Virtual Restaurants, and Cloud Kitchens. We franchise co-branded Fatburger / Buffalo’s Express locations, giving franchisees the flexibility of offering multiple concepts, while sharing kitchen space, resulting in a higher average check (compared to stand-alone Fatburger locations). Franchisees benefit by serving a broader customer base, and we estimate that co-branding results in a 20%-30% increase in average unit volume compared to stand-alone locations with minimal incremental cost to franchisees. Our acquisition strategy reinforces the importance of co-branding, as we expect to offer each of the complementary brands that we acquire to our existing franchisees on a co-branded basis.

In addition to driving growth through co-branding opportunities, we are leveraging the current industry trend of virtual restaurants, whereby one (or more) of our brands serves its food out of the kitchen of another brand for online delivery only, and cloud kitchens, whereby restaurants open without a customer-facing store-front solely for the purpose of servicing delivery or virtual kitchens. Virtual restaurants and cloud kitchens allow us to introduce our brands in geographic areas where previously unknown such as introducing selected menu items from Hurricane Grill & Wings to the southern California market through the preparation in and delivery from Fatburger franchised restaurants via a program with UberEats.

●	Extend Brands into New Segments. We have a strong track record of extending our brands into new segments, and we believe that we have a significant opportunity to capture new markets by strategically adapting our concepts while reinforcing the brand identity. In addition to dramatically expanding the traditional Buffalo’s Cafe customer base through Fatburger / Buffalo’s Express co-branding, we have also begun evaluating opportunities to leverage the Buffalo’s brand by promoting Buffalo’s Express on a stand-alone basis. Furthermore, we have also begun the roll-out of Fat Bars (serving beer, wine, spirits and cocktails), which we are opportunistically introducing to select existing Fatburger locations on a modular basis. Similarly, we plan to create smaller-scale, fast casual Ponderosa and Bonanza concepts, to drive new store growth, particularly internationally.

●	Continue Expanding FAT Brands Internationally. We have a significant global presence, with international franchised stores in Canada, China, Qatar, Taiwan, Iraq, the United Kingdom, Indonesia, Tunisia, Singapore, Philippines, Panama, the United Arab Emirates, Kuwait, Saudi Arabia, Malaysia, Japan, Pakistan, and Egypt. We believe that the appeal of our Fresh, Authentic, and Tasty concepts is global, and we are targeting further penetration of Middle Eastern and Asian markets, particularly through leveraging the Buffalo’s, Ponderosa and Hurricane brands.

●

Enhance Footprint in Existing Markets through Current Franchisee Networks. We had 158 franchisees who collectively operated more than 334 restaurants as of December 30, 2018. As noted, our existing and new franchisees have made new store commitments of over 200 locations across our brands, and we anticipate that our new and existing franchisees will open more than 30 new stores annually for at least the next four years. Beyond these existing commitments, we have found that many of our franchisees have grown their businesses over time, increasing the number of stores operated in their organizations and expanding their concept offerings across the FAT Brands portfolio of concepts.

●	Attract New Franchisees in Existing and Unpenetrated Markets. In addition to the large pipeline of new store commitments from current franchisees, we believe the existing markets for Fatburger, Buffalo’s Cafe, Buffalo’s Express, Ponderosa, Bonanza, Hurricane, and Yalla locations are far from saturated and can support a significant increase in units. Furthermore, new franchisee relationships represent the optimal way for our brands to penetrate geographic markets where we do not currently operate. In many cases, prospective franchisees have experience in and knowledge of markets where we are not currently active, facilitating a smoother brand introduction than we or our existing franchisees could achieve independently. We generate franchisee leads through various channels, including franchisee referrals, traditional and non-traditional franchise brokers and broker networks, franchise development advertising, and franchise trade shows and conventions.

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

Fatburger Franchise Agreements. For Fatburger locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store ($65,000 per store internationally) and a royalty fee of 2% to 6% of net sales on a 15-year term. For 2018, the average royalty rate was 4.9%. In addition, the franchisee must also pay an advertising fee of approximately 3% of net sales on local marketing and approximately 1% of net sales on international marketing.

Buffalo’s Franchise Agreements. For Buffalo’s Cafe and Buffalo’s Express locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 2.5% to 6% of gross sales on a 15-year term. For 2018, the average royalty rate was 3.9%. In addition, the Buffalo’s Cafe franchisee agrees to pay an advertising fee of 2% of net sales on local marketing and 2% of net sales to the Buffalo’s Cafe advertising fund. For Buffalo’s Express locations, the franchisee pays approximately 1% of net sales on local store marketing and approximately 3% of net sales to the Buffalo’s Express advertising fund.

Ponderosa / Bonanza Franchise Agreements. For Ponderosa locations, the current franchise agreement provides for an initial franchise fee of $40,000 per store and a royalty fee of 0.75% to 4% of net sales on a 15-year term. For 2018, the average royalty rate was 2.6%. In addition, currently franchisees are paying approximately 0.5% of net sales to a pooled advertising fund. For Bonanza locations, the current franchise agreement provides for an initial franchise fee of $40,000 per store and a royalty fee of 0.75% to 4% of net sales on a 15-year term. For 2018, the average royalty rate was 2.1%. In addition, currently franchisees are paying approximately 0.5% of net sales to a pooled advertising fund.

Hurricane Franchise Agreements. For Hurricane locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 6% of net sales on a 15-year term. For 2018, the average royalty rate was 4.2%. In addition, the franchisee must also pay an advertising fee of 2% of net sales to a pooled advertising fund.

Yalla Mediterranean Franchise Agreements. Prior to our acquisition of Yalla Mediterranean in December 2018, the brand did not have a franchising program. We are currently in the process of converting the seven existing Yalla restaurants to franchise locations and developing a worldwide franchising effort similar to those of our other brands.

Development Agreements. We use development agreements to facilitate the planned expansion of Fatburger and Buffalo’s restaurants through single and multiple unit development. During 2018, almost all of our new Fatburger and Buffalo’s openings occurred as a result of existing development agreements. Each development agreement gives a developer the exclusive right to construct, own and operate Fatburger or Buffalo’s stores within a defined area. In exchange, the franchisee agrees to open a minimum number of stores in the area in a prescribed time period. Franchisees that enter into development agreements are required to pay a fee, which is credited against franchise fees due when the store is opened in the future. Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

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

Our marketing initiatives include a robust mix of local community marketing, in-store campaigns, product placements, partnerships, promotions, social media, influencer marketing, traditional media and word of mouth advertising. Corresponding with the evolutionary shift in how customers receive content and engage with media and brands today, we have also dramatically increased our focus on mobile, social, and digital advertising to leverage the content we generate from public relations and experiential marketing in order to better connect with customers, sharing information about new menu offerings, promotions, new store openings and other relevant FAT Brands information. Currently, across our brands, we have over 17,500 Twitter followers, 75,000 Instagram followers and over 1,000,000 Facebook likes. We communicate with customers in creative and organic ways that fortify our connections with them and increase brand awareness.

Site Selection and Development.

Our franchisees work alongside our franchise development department during the search, review, leasing and development process for a new restaurant location. Typically, it takes between 60 and 90 days from the time we sign an agreement with a franchisee until that franchisee signs a lease. When selecting a location, our team assists franchisees in seeking locations with the following site characteristics:

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

Supply Chain Assistance

FAT Brands has always been committed to seeking out and working with best-in-class suppliers and distribution networks. Our Fresh, Authentic and Tasty vision guides us in how we source and develop our ingredients, always looking for the best ways to provide top quality food that is as competitively priced as possible for our franchisees and customers. We utilize a third-party purchasing and consulting company that provides distribution, rebate collection, product negotiations, audits and sourcing services focusing on negotiating distributor, vendor and manufacturer contracts, thereby ensuring that our brands receive meaningful buying power for our franchisees. Our Supply Chain team has developed a reliable supply chain and continues to focus on identifying additional back-ups to avoid any possible interruption of service and product globally. We have a regional strategy for ground beef supply to ensure that we are always serving our proprietary blend of freshly ground and never frozen beef in our stores in the continental United States. Internationally, we utilize the same strategy market-by-market in each country in which our franchisees operate. Only when a fresh never frozen beef option is unavailable do we procure frozen beef, which is then freshly ground in stores. Domestically, we have the same, Southern California based, beef supplier for all of our U.S. Fatburger locations. We have the same, South East United States based, beef supplier for Buffalo’s Cafe. Ponderosa and Bonanza Steakhouses utilize contracted beef suppliers as does our Hurricane brand. Internationally, we have a select group of beef suppliers providing product to our franchisees market-by-market for each brand. We utilize the same procurement strategies for our poultry (chicken and turkey), veggie, hotdog and Mediterranean offerings.

Domestically, FAT Brands has distribution agreements with broadline national distributors as well as regional providers. Internationally, our franchisees have distribution agreements with different providers market-by-market. We utilize distribution centers operated by our distributors. Our broadline national distributors are the main purchasing link in the United States among many of our suppliers, and distribute most of our dry, refrigerated and frozen goods, non-alcoholic beverages, paper goods and cleaning supplies. Internationally, distributors are also used to provide the majority of products to our franchisees.

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

Management Information Systems. FAT Brands restaurants utilize a variety of back-office, computerized and manual, point-of-sale systems and tools, which we believe are scalable to support our growth plans. We utilize these systems following a multi-faceted approach to monitor restaurants operational performance, food safety, quality control, customer feedback and profitability.

The point-of-sale systems are designed specifically for the restaurant industry and we use many customized features to evaluate and increase operational performance, provide data analysis, marketing promotional tracking, guest and table management, high-speed credit card and gift card processing, daily transaction data, daily sales information, product mix, average transaction size, order modes, revenue centers and other key business intelligence data. Utilizing these point-of-sale systems back-end, web-based, enterprise level, software solution dashboards, our home office and Franchise Operations Consultant Support staff are provided with real-time access to detailed business data which allows for our home office and Franchise Operations Consultant Support staff to closely, and remotely, monitor stores performance and assist in providing focused and timely support to our franchisees. Furthermore, these systems supply sales, bank deposit and variance data to our accounting department on a daily basis, and we use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures for each restaurant with final reports following the end of each period.

In addition to utilizing these point-of-sale systems, FAT Brands utilizes systems which provide detailed, real-time (and historical) operational data for all locations, allowing our management team to track product inventories, equipment temperatures, repair and maintenance schedules, intra-shift team communications, consistency in following standard operating procedures and tracking of tasks. FAT Brands also utilizes a web-based employee scheduling software program providing franchisees, and their management teams, increased flexibility and awareness of scheduling needs allowing them to efficiently, and appropriately, manage their labor costs and store staffing requirements/needs. Lastly, FAT Brands utilizes a proprietary customer feedback system allowing customers to provide feedback in real-time to our entire management team, franchisees and store managers.

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

Intellectual Property

We own, domestically and internationally, valuable intellectual property including trademarks, service marks, trade secrets and other proprietary information related to our restaurant and corporate brands. This intellectual property includes logos and trademarks which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We seek to actively protect and defend our intellectual property from infringement and misuse.

Employees

As of December 30, 2018, our company, including our subsidiaries, employed approximately 44 people. We believe that we have good relations with our employees.

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

Our Corporate Information

FAT Brands Inc. was formed as a Delaware corporation on March 21, 2017. Our corporate headquarters are located at 9720 Wilshire Blvd., Suite 500, Beverly Hills, California 90212. Our main telephone number is (310) 319-1850. Our principal Internet website address is www.fatbrands.com. The information on our website is not incorporated by reference into, or a part of, this Annual Report.

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

A significant component of our growth strategy includes the opening of new domestic and international franchised restaurants. Our franchisees face many challenges associated with opening new restaurants, including:

●	identification and availability of suitable restaurant locations with the appropriate size; visibility; traffic patterns; local residential neighborhood, retail and business attractions; and infrastructure that will drive high levels of customer traffic and sales per restaurant;

●	competition with other restaurants and retail concepts for potential restaurant sites and anticipated commercial, residential and infrastructure development near new or potential restaurants;

●	ability to negotiate acceptable lease arrangements;

●	availability of financing and ability to negotiate acceptable financing terms;

●	recruiting, hiring and training of qualified personnel;

●	construction and development cost management;

●	completing their construction activities on a timely basis;

●	obtaining all necessary governmental licenses, permits and approvals and complying with local, state and federal laws and regulations to open, construct or remodel and operate our franchised restaurants;

●	unforeseen engineering or environmental problems with the leased premises;

●	avoiding the impact of adverse weather during the construction period; and

●	other unanticipated increases in costs, delays or cost overruns.

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

Our growth strategy includes pursuing opportunistic acquisitions of additional brands, and we may not find suitable acquisition candidates or successfully operate or integrate any brands that we may acquire.

As part of our growth strategy, we intend to opportunistically acquire new brands and restaurant concepts. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional brands or restaurant concepts without substantial costs, delays or operational or financial problems.

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

Our growth strategy depends in part on our ability to add franchisees and our franchisees’ ability to increase our net restaurant count in domestic and international markets. The successful development and retention of new restaurants depends in large part on our ability to attract franchisee investment commitments and the ability of our franchisees to open new restaurants and operate these restaurants profitably. We cannot guarantee that we or our current or future franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our franchisees’ existing restaurants.

Expansion into target markets could also be affected by our franchisees’ ability to obtain financing to construct and open new restaurants. If it becomes more difficult or more expensive for our franchisees to obtain financing to develop new restaurants, the expected growth rate of our system could slow, and our future revenues and operating cash flows could be adversely impacted.

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

We enter into development agreements with certain franchisees that plan to open multiple restaurants in a designated area. These franchisees are granted certain rights with respect to specified territories, and at their discretion, these franchisees may open more restaurants than specified in their agreements. The termination of development agreements with a franchisee or a lack of expansion by these franchisees could result in the delay of the development of franchised restaurants, discontinuation or an interruption in the operation of one of our brands in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. While termination of development agreements may result in a short-term recognition of forfeited deposits as revenue, any such development delay, discontinuation or interruption would result in a delay in, or loss of, long-term royalty income to us by way of reduced sales and could materially and adversely affect our business, financial condition or results of operations.

Our brands may be limited or diluted through franchisee and third-party activity.

Although we monitor and regulate franchisee activities under the terms of our franchise agreements, franchisees or other third parties may refer to or make statements about our brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brands. Franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in consumer confusion or dilution. Any reduction of our brands’ goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and results of operations.

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

The support of our franchisees is critical for the success of our advertising and marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchisees. Our franchisees are required to spend approximately 1%-3% of net sales directly on local advertising or contribute to a local fund managed by franchisees in certain market areas to fund the purchase of advertising media. Our franchisees are also required to contribute a percentage of their net sales to a national fund to support the development of new products, brand development and national marketing programs. In addition, we, our franchisees and other third parties have contributed additional advertising funds in the past. While we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. Additional advertising funds are not contractually required, and we, our franchisees and other third parties may choose to discontinue contributing additional funds in the future. Any significant decreases in our advertising and marketing funds or financial support for advertising activities could significantly curtail our marketing efforts, which may in turn materially adversely affect our business, financial condition and results of operations.

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

We regard our Fatburger®, Buffalo’s Cafe®, Ponderosa®, Bonanza®, Hurricane®, and Yalla Mediterranean® service marks, and other service marks and trademarks related to our franchise restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our franchised restaurants and services from infringement. We have registered certain trademarks and service marks in the U.S. and foreign jurisdictions. However, from time to time we become aware of names and marks identical or confusingly similar to our service marks being used by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which our franchisees have, or intend to open or franchise, a restaurant. There can be no assurance that these protections will be adequate and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources. We may also face claims of infringement that could interfere with the use of the proprietary knowhow, concepts, recipes, or trade secrets used in our business. Defending against such claims may be costly, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

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

Failure in our information technology and storage systems could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

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

We currently have franchised restaurants in Canada, China, Qatar, Taiwan, Iraq, the United Kingdom, Indonesia, Tunisia, Singapore, Philippines, Panama, the United Arab Emirates, Kuwait, Saudi Arabia, Malaysia, Japan, Pakistan, and Egypt and plan to continue to grow internationally. Expansion in international markets may be affected by local economic and market as well as geopolitical conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include:

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

Restaurant operations are highly service-oriented and our success depends in part upon our franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants by our franchisees and could adversely impact our existing franchised restaurants. Any such delays, material increases in employee turnover rate in existing franchised restaurants or widespread employee dissatisfaction could have a material adverse effect on our and our franchisees’ business and results of operations.

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

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. We may authorize or issue shares of preferred stock with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. To date we have authorized and issued shares of Series A Preferred Stock and Series A-1 Preferred Stock, which have liquidation and dividend rights superior to the rights of our Common Stock. The potential issuance of preferred stock may also delay or prevent a change in control of us, discourage bids for our Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Common Stock.

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

While we have paid cash and stock dividends to holders of our Common Stock during fiscal 2018, our board of directors may, in its sole discretion, decrease the amount or frequency of cash or stock dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our operating subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay cash dividends to our stockholders. Our ability to pay cash dividends will be subject to our consolidated operating results, cash requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to our stockholders, our compliance with covenants and financial ratios related to existing or future indebtedness, and our other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, where we currently lease and occupy 5,478 square feet of space pursuant to a lease that expires on April 30, 2020.

Our administrative and culinary operations for Bonanza and Ponderosa are located in Plano, Texas, where we currently lease and occupy 1,775 square feet of space pursuant to a lease that expires on March 31, 2021.

Our subsidiary, Yalla Acquisition, LLC, leases seven properties in California being operated as Yalla Mediterranean restaurants. It is our intention to identify franchisees who will operate these restaurants and assume the related lease liabilities.

We believe that all our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, plaintiff Eric Rojany, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Rojany v. FAT Brands Inc., in the Superior Court of California for the County of Los Angeles, Case No. BC708539.  The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants were responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. Plaintiff alleged that he intended to certify the complaint as a class action and sought compensatory damages in an amount to be determined at trial.  On August 2, 2018, plaintiff Daniel Alden, another putative investor in the Company, filed a second putative class action lawsuit against the same defendants, entitled Alden v. FAT Brands, Inc., in the same court, Case No. BC716017.  On September 17, 2018, Rojany and Alden were consolidated under the Rojany case caption and number.  On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin filed a First Amended Consolidated Complaint (“FAC”) against the Company, Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc. and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants.  The FAC asserted the same claims as asserted in the original complaint. On November 13, 2018, Defendants filed a demurrer to the FAC.  On January 25, 2019, the Court sustained Defendants’ demurrer to the FAC, with leave to amend in part.  On February 25, 2019, Plaintiffs filed a Second Amended Consolidated Complaint (“SAC”) against Defendants.  On March 27, 2019, Defendants filed a demurrer to the SAC.  A stay of discovery in the action remains in effect pending resolution of Defendants’ demurrer to the SAC.

The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, plaintiff Adam Vignola, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Vignola v. FAT Brands Inc., in the United States District Court for the Central District of California, Case No. 2:18-cv-07469. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff alleged that he intended to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018.  On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Defendants, thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants.  The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the FAC filed in Rojany.  On March 18, 2019, Defendants filed a motion to dismiss the FAC or, in the alterative, to stay the action in favor of Rojany.  The hearing on Defendants’ motion is scheduled for June 17, 2019.  All discovery and other proceedings in this action are currently stayed by operation of the Private Securities Litigation Reform Act of 1995.

The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the above actions, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC under certain conditions relating to the Rojany and Vignola. These proceedings are in their early stages and the Company is unable to predict the ultimate outcome of these matters. There can be no assurance that the defendants will be successful in defending against these actions.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market and Historical Prices

Beginning October 23, 2017, our common stock, par value $0.0001 per share (the “Common Stock”), was quoted on the NASDAQ Capital Market under the ticker symbol “FAT”.

Subsequent to December 30, 2018, the Company declared a stock dividend on February 7, 2019 and issued 245,376 shares of Common Stock in satisfaction of the dividend (See Note 20 in the accompanying consolidated financial statements). Unless otherwise noted, the Common Stock share information presented in this Form 10-K for periods prior to February 28, 2019 have not been adjusted retrospectively to reflect the impact of the stock dividend.

As of February 27, 2019, there were 21 shareholders of record for our Common Stock. The number of record holders does not include persons who held shares of our Common Stock in nominee or “street name” accounts through brokers.

The following table sets forth the high and low sales prices for our common stock as quoted on the NASDAQ as applicable, for the period indicated since our stock has been publicly traded.

2018	High	Low
First quarter	11.450	6.650
Second quarter	8.079	5.540
Third quarter	9.679	6.085
Fourth quarter	8.900	4.607

2017	High	Low
Fourth quarter	$13.990	$7.520

Dividends

We declared the following dividends on common stock during the fiscal year ended December 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount of Dividend
February 8, 2018	March 30, 2018	April 16, 2018	$0.12	$1,200,000
June 27, 2018	July 6, 2018	July 16, 2018	$0.12	1,351,517
October 8, 2018	October 18, 2018	October 31, 2018	$0.12	1,362,362
				$3,913,879

Subsequently, on February 7, 2019, we declared a stock dividend equal to 2.13% on our common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. We issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the dividend. No fractional shares were issued, instead we paid stockholders cash-in-lieu of shares.

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

Equity Compensation Plan Information

The 2017 Omnibus Equity Incentive Plan (the “Plan”) is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The purpose of the Plan is to help attract, motivate and retain qualified personnel and thereby enhance stockholder value. The Plan provides a maximum of 1,000,000 shares available for grant. Unexercised options which lapse or are forfeited become available for grant.

As of December 30, 2018, under the Plan, we have granted options to purchase 622,500 shares of common stock to employees and 45,000 shares of common stock to non-employee consultants. Each grant is subject to a three-year vesting requirement, with one-third of the options vesting each year.

The information presented in the table below is as of December 30, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	667,500	$9.03	332,500
Equity compensation plans not approved by security holders	-	-	-
Total	667,500	$9.03	332,500

Issuer Purchases of Equity Securities

We do not have a program in place to repurchase our own securities and as of December 30, 2018, we have not repurchased any of our equity securities.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities we previously disclosed on reports that we filed with the SEC, we issued the following securities in transactions that were not registered under the Securities Act and were not previously disclosed on reports we filed with the SEC during the year ended December 30, 2018:

●	On December 10, 2018, each of our non-employee board members received newly issued common stock in lieu of cash payments of accrued director fees. The combined amount of the director fees payable was $90,000 and the shares were issued at a price of $5.39 per share, which represents the closing price of our stock on December 10, 2018. As a result, we issued 16,698 shares of our common stock to satisfy the director fees payable.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business overview

FAT Brands Inc., formed in March 2017 as a wholly-owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), is a leading multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. As a franchisor, we generally do not own or operate restaurant locations, but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. This asset light franchisor model provides the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk, such as long-term real estate commitments or capital investments. Our scalable management platform enables us to add new stores and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant corporate overhead synergies. The acquisition of additional brands and restaurant concepts as well as expansion of our existing brands are key elements of our growth strategy.

As of December 30, 2018, the Company currently owns seven restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, and Yalla Mediterranean, that have over 340 locations open and more than 200 under development in 32 countries.

Operating segments

With minor exceptions, our operations are comprised exclusively of franchising a growing portfolio of restaurant brands. Our growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. While there are variations in the brands, the nature of our business is fairly consistent across our portfolio. Consequently, our management assesses the progress of our operations as a whole, rather than by brand or location, which has become more significant as the number of brands has increased.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, management has determined that the Company has one operating and reportable segment.

Results of Operations

We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2018 fiscal year was a 52-week year and the 2017 fiscal year was a 53-week year.

Results of Operations of FAT Brands Inc.

The following table summarize key components of our consolidated results of operations for the fiscal year ended December 30, 2018 and for the period beginning March 21,2017 (inception) through December 31, 2017, which includes the consolidated operating results of Fatburger, Buffalo’s and Ponderosa for the period from October 20, 2017 (acquisition) through December 31, 2017. Because 2017 consisted of only a partial year of operations, meaningful comparisons with the 2018 fiscal year cannot be made.

(In thousands)

For the Fiscal Years Ended

	December 30, 2018	December 31, 2017

Statement of operations data:

Revenues
Royalties	$12,097	$2,023
Franchise fees	2,136	140
Store opening fees	352	-
Advertising fees	3,182	-
Other income	600	10
Total revenues	18,367	2,173

General and administrative expenses	14,131	2,123

Income from operations	4,236	50

Other expense, net	(6,309)	(256)

Loss before income tax (benefit) expense	(2,073)	(206)

Income tax (benefit) / expense	(275)	407

Net loss	$(1,798)	$(613)

Net Loss - Net loss for the 2018 fiscal year totaled $1,798,000 consisting of revenues of $18,367,000 less general and administrative expenses of $14,131,000; other expense of $6,309,000 and income tax benefit of $275,000. Net loss for the period from March 21, 2017 (inception) through December 31, 2017 (the “2017 Fiscal Year”) totaled $613,000 consisting of revenues of $2,173,000 less general and administrative expenses of $2,123,000; other expense of $256,000 and income taxes of $407,000.

Revenues – Our revenues consist of royalty fees, franchise fees, store opening fees, restaurant sales and management fees. We had revenues of $18,367,000 for the 2018 fiscal year compared to $2,173,000 in the 2017 Fiscal Year.

In 2018, our royalty fee revenue totaled $12,097,000 compared to $2,023,000 in the 2017 Fiscal Year. Royalty fee revenue in 2018 included 26 weeks of royalty fee revenue related to Hurricane without comparable revenue in 2017, and a full year of royalty revenue attributed to Fatburger, Buffalo’s and Ponderosa without comparable activity in the 2017 Fiscal Year.

In 2018, our franchise fee revenue totaled $2,136,000 compared to $140,000 in the 2017 Fiscal Year. This increase reflects the acquisition of Hurricane in July 2018 as well as the adoption of ASC 606 on January 1, 2018.

Pursuant to the adoption of ASC 606 on January 1, 2018, franchisee contributions to and subsequent expenditures for advertising are now record on the statement of operations. Prior to the adoption of ASC 606, we did not include these contributions and expenditures in our consolidated statements of operations. In 2018, advertising fee revenue totaled were $3,182,000, without comparable activity in the 2017 Fiscal Year.

Other income includes the income from the restaurant operations from Yalla as well as fees earned through the management of certain stores. In 2018, other income totaled $600,000, primarily due to the Yalla acquisition without comparable activity in 2017.

General and Administrative Expenses - General and administrative expenses consist primarily of compensation expense, advertising fee expense, professional fees expense and public company expense. For fiscal year ended December 31, 2018, our general and administrative expenses totaled $14,131,000 compared to $2,123,000 in the 2017 Fiscal Year.

In 2018, compensation expense totaled $5,884,000 compared to $1,337,000 in the 2017 Fiscal Year reflecting the shorter period of operations in the 2017 Fiscal Year.

Pursuant to the adoption of ASC 606 on January 1, 2018, franchisee contributions to and subsequent expenditures for advertising are now record on the statement of operations. Prior to the adoption of ASC 606, we did not include these contributions and expenditures in our consolidated statements of operations. In 2018, advertising expense totaled were $3,182,000, without comparable activity in the 2017 Fiscal Year.

In 2018, professional fees expense totaled $1,529,000 and public company expense totaled $1,108,000 compared to $117,000 and $273,000, respectively, in the 2017 Fiscal Year reflecting the shorter period of operations in the 2017 Fiscal Year.

Other Expense, net – Other expense, net for the 2018 fiscal year totaled $6,309,000 and consisted primarily of interest expense of $5,939,000, which was partially offset by interest income of $1,170,000, and acquisition and other non-operating costs of $1,164,000. Other expense for the 2017 Fiscal Year totaled $256,000 and consisted primarily of interest expense of $405,000 which was partially offset by interest income of $200,000.

Income tax (benefit) / expense – We recorded an income tax benefit of $275,000 for the 2018 fiscal year. We recorded a provision for income taxes of $407,000 for the 2017 Fiscal Year. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The reduction in the corporate tax rate under the TCJ Act required a one-time revaluation of our deferred tax assets and liabilities to reflect their value at the lower corporate tax rate of 21%. As a result of the Tax Reform Act, we recorded a tax expense of $505,000 due to a remeasurement of deferred tax assets and liabilities in 2017.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the fiscal ended December 30, 2018 consisted of cash provided by proceeds from the sale of mandatorily redeemable preferred stock and borrowings from long-term debt.

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

Comparison of Cash Flows

Our cash balance was $653,000 as of December 30, 2018, compared to $32,000 as of December 31, 2017.

The following table summarize key components of our consolidated cash flows for the fiscal year ended December 30, 2018 and for the period beginning March 21, 2017 (inception) through December 31, 2017, which includes the consolidated operating results of Fatburger, Buffalo’s and Ponderosa for the period from October 20, 2017 (acquisition) through December 31, 2017. Because 2017 consisted of only a partial year of operations, meaningful comparisons with the 2018 fiscal year cannot be made:

(In thousands)

For the Fiscal Years Ended

	December 30, 2018	December 31, 2017

Net cash provided by operating activities	$1,837	$1,499
Net cash used in investing activities	(7,743)	(10,522)
Net cash provided by financing activities	6,527	9,055
Increase in cash flows	$621	$32

Operating Activities

Net cash provided by operating activities increased $338,000 in 2018 compared to the 2017 Fiscal Year. There were variations in the components of the cash from operations between the two periods. Our net loss in 2018 was $1,798,000 compared to a net loss in the 2017 Fiscal Year of $613,000. The adjustments to reconcile these net losses to net cash provided were $3,635,000 in 2018 compared to $2,112,000 in the 2017 Fiscal Year. The primary components of the adjustments included:

●	A deferred income tax benefit of $504,000 in 2018 compared to expense of $232,000 in the 2017 Fiscal Year;
●	Shared based compensation expense of $439,000 in 2018 compared to $89,000 in the 2017 Fiscal Year;
●	Accretion expense of the term loan, mandatorily redeemable preferred shares, and acquisition purchase price payable of $624,000 in 2018. There was no comparable activity in the 2017 Fiscal Year;
●	An increase in accounts payable and accrued expenses of $2,226,000 in 2018 compared to $1,604,000 in the 2017 Fiscal Year;
●	An increase in accrued interest payable of $2,232,000 in 2018 compared to $405,000 in the 2017 Fiscal Year, primarily due to the pre-payment penalties and additional principal related to the term loan;
●	An increase in dividends payable of $619,000 in 2018 without comparable activity in the 2017 Fiscal Year; and
●	A decrease in deferred income of $1,659,000 in 2018 compared to $50,000 in the 2017 Fiscal Year related to the acquisition of Hurricane and adjustments due to the adoption of ASC 606

Investing Activities

Net cash used in investing activities decreased by $2,779,000 in 2018 compared to 2017 based on the relative size of the cash portion of the purchase price of the Ponderosa and Bonanza acquisition in 2017 compared to the Hurricane and Yalla acquisition in 2018.

Financing Activities

Net cash provided by financing activities decreased by $2,528,000 in 2018 compared to 2017. During 2017, our net cash provided by financing activities included the net proceeds of our initial public offering offset by the repayment of certain related party loans. During 2018, our net cash provided by financing activities was comprised of net proceeds from the issuance of the mandatorily redeemable Series A Preferred shares and the term loan offset by the repayment of certain related party borrowings and the preferred capital investment in Homestyle Dining LLC.

Dividends

Our Board of Directors declared three cash dividends of $0.12 per share of common stock, each payable on April 16, 2018, July 16, 2018 and October 31, 2018.

On each dividend payment date, FCCG elected to reinvest all, or a significant portion of, its dividend from its common shares of the Company at the closing market price of the shares on the payment date. As a result:

●	On April 16, 2018, the Company issued 153,600 shares of common stock to FCCG at a price of $6.25 per share in satisfaction of $960,000 dividend payable.
●	On July 16, 2018, the Company issued 157,765 shares of common stock to FCCG at a price of $6.085 per share in satisfaction of $960,000 dividend payable.
●	On October 31, 2018, the Company issued 176,877 shares of common stock to FCCG at a price of $6.31 per share in satisfaction of the $1,116,091 dividend payable.

Subsequent to fiscal 2018, the Company declared a stock dividend on February 7, 2019 equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the dividend. No fractional shares were issued, instead the Company paid stockholders cash totaling $1,670 for fractional interests based on the market value of the common stock on the record date.

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.

Term Loan

On July 3, 2018, the Company as borrower, and certain of the Company’s direct and indirect subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan Agreement”) with FB Lending, LLC (the “Lender”). Pursuant to the Loan Agreement, the Company borrowed $16.0 million in a term loan (“Term Loan”) from the Lender. The Company used a portion of the loan proceeds to fund (i) the cash payment of $8.0 million to the members of Hurricane and closing costs in connection with the acquisition of Hurricane, and (ii) to repay borrowings of $2.0 million plus interest and fees owing under the Company’s existing loan facility with TCA Global Credit Master Fund, LP. The Company used the remaining proceeds for general working capital purposes.

The term loan under the Loan Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 15.0%. The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time upon prior notice to the Lender, subject to a prepayment penalty of 10% in the first year and 5% in the second year of the term loan.

As of December 30, 2018, the total principal amount due under the Term Loan was $16,400,000. The Company recognized interest expense on the Term Loan of $3,301,000 for the fiscal year ended December 30, 2018 as well as $222,000 in accretion expense, related to warrants issued in conjunction with the Term Loan, and $217,000 for amortization of debt offering costs.

Subsequent to the end of the fiscal year, on January 29, 2019, the Company refinanced the Term Loan. The Company as borrower, and its subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (“Lion”). Pursuant to the Loan and Security Agreement, the Company borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and provide additional general working capital to the Company.

The term loan under the Loan and Security Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 20.0% and is payable quarterly. The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan and Security Agreement at any time upon prior notice to Lion without penalty, other than a make-whole provision providing for a minimum of six months’ interest.

Capital Expenditures

As of December 30, 2018, we do not have any material commitments for capital expenditures.

Critical Accounting Policies and Estimates

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

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified for the year ended December 30, 2018.

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

Share-based compensation: We have a stock option plan which provides for options to purchase shares of our common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. For grants to non-employees for services, we revalue the options each reporting period while the services are being performed. The adjusted value of the options is recognized as an expense over the service period. See Note 14 in our consolidated financial statements for more details on our share-based compensation.

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

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services we provide related to store openings contain separate and distinct performance obligations from the franchise right and thus those store opening fees will be recognized as revenue upon store opening. The balance of any upfront fees collected from franchisee not related to the store opening are amortized over the term of each respective franchise agreement. We previously recognized upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in our consolidated balance sheet as a contract liability. Upon the adoption of this standard on January 1, 2018, we recorded a decrease to our retained earnings in the amount of $2,607,000 with a corresponding increase to deferred revenue in the amount of $3,400,000 and a $793,000 increase in the deferred tax asset.

The new standards impact the principal/agent determinations in these arrangements by superseding industry-specific guidance included in current GAAP. When we are the principal in these transactions, we will include the related contributions and expenditures within our consolidated statements of operations and cash flows. As a result of this change, we expect the increase in both total revenues and total costs and expenses, with no significant impact to net loss.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The adoption of this standard will result in the Company recording Right of Use Assets and Lease Liabilities on its consolidated financial statements. The dollar amount of the Right of Use Assets is projected to be approximately equal to the amount of the Lease Liabilities. The adoption of this standard is not expected to have a significant effect on the amount of lease expense recognized by the Company.

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

Off-Balance Sheet Arrangements

As of December 30, 2018, we have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting also includes those policies and procedures that:

(a)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(b)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 30, 2018.

Because we are an Emerging Growth Company, we are not required to include an attestation report by our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting in this annual report as of December 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of 2018, the Company expanded its accounting and finance organization with the hiring of Rebecca D. Hershinger as its Chief Financing Officer.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Below is a list of the names and ages, as of December 30, 2018 of our directors and executive officers (the “named executive officers”), and a description of the business experience of each of them.

Name	Age	Position
Andrew A. Wiederhorn	52	President and Chief Executive Officer, Director
Rebecca D. Hershinger	45	Chief Financial Officer
Donald J. Berchtold	73	Executive Vice President and Chief Concept Officer
Ron Roe	41	Senior Vice President of Finance
Edward H. Rensi	74	Chairman of the Board of Directors
Marc L. Holtzman	58	Director
Squire Junger	68	Director
Silvia Kessel	73	Director
Jeff Lotman	57	Director
James Neuhauser	60	Director

Executive Officers and Directors

Andrew A. Wiederhorn has served as a director and President and Chief Executive Officer of FAT Brands Inc. since its formation. Mr. Wiederhorn has served as the Chairman of the board of directors and Chief Executive Officer of Fatburger North America, Inc. since 2006 and Buffalo’s Franchise Concepts, Inc. since 2011. He also served as the Chairman of the board of directors and Chief Executive Officer of Fog Cutter Capital Group Inc. since its formation in 1997. Mr. Wiederhorn previously founded and served as the Chairman of the board of directors and Chief Executive Officer of Wilshire Financial Services Group Inc. and Wilshire Credit Corporation. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California in 1987, with an emphasis in Finance and Entrepreneurship. He previously served on the board of directors of Fabricated Metals, Inc., The Boy Scouts of America Cascade Pacific Council, The Boys and Girls Aid Society of Oregon, University of Southern California Associates, Citizens Crime Commission of Oregon, and Economic Development Council for the City of Beverly Hills Chamber of Commerce. Mr. Wiederhorn was featured as the Fatburger CEO on the CBS television program “Undercover Boss” in 2013. Mr. Wiederhorn was selected to our Board of Directors because of his role in our founding and long career in hospitality, and because he possesses particular knowledge and experience in strategic planning and leadership of complex organizations and hospitality businesses.

Rebecca D. Hershinger has served as our Chief Financial Officer and Corporate Secretary since August 16, 2018. Ms. Hershinger previously served as the Chief Financial Officer of Genius Brands International, Inc., a publicly traded global children’s media company that creates and licenses animated entertainment content, from April 2016 to April 2018. She also served as the Chief Financial Officer of Genius from October 2014 through June 2015 after consulting with the company beginning in March 2014. In 2012, she founded CFO Advisory Services Inc., an accounting and business advisory services firm, headquartered in Park City, UT. From 2008 through 2012, Ms. Hershinger was Chief Financial Officer and Vice President, Finance & Corporate Development for SpectrumDNA, Inc., a publicly traded, but currently inactive, social media marketing and application development company that had been located in Park City, UT. Ms. Hershinger was an independent financial consultant in San Francisco between 2007 and 2008. Ms. Hershinger was employed by Metro-Goldwyn-Mayer, Inc. in Los Angeles, California from 1999 to 2005, holding various positions ultimately rising to the level of Vice President, Finance & Corporate Development. Between 1995 and 1998, Ms. Hershinger worked as an analyst for JP Morgan Chase & Co. in Los Angeles and New York. Ms. Hershinger received her Bachelor of Science in Business Administration from Georgetown University, McDonough School of Business, in Washington, D.C. and a Masters in Business Administration from The Wharton School, University of Pennsylvania. She also completed studies at the International Finance & Comparative Business Policy Program at Oxford University, Oxford England.

Donald J. Berchtold currently serves as our Executive Vice President and Chief Concept Officer. Prior to February 20, 2018, Mr. Berchtold served as the President and Chief Operating Officer of Fatburger North America. Mr. Berchtold has also served as the President and Chief Operating Officer of FCCG since 2006 and in various other positions at FCCG prior to 2006. From 1991 to 1999, Mr. Berchtold served as Senior Vice President of Wilshire Financial Services Group Inc. and its sister company Wilshire Credit Corporation. Prior to 1990, Mr. Berchtold was the owner-operator of his own business that included a dinner house, catering company and other food service concepts, and was active in the Restaurants of Oregon Association. Mr. Berchtold holds a BSC degree in Finance and Marketing from the University of Santa Clara.

Ron Roe currently serves as our Senior Vice President of Finance. Prior to August 16, 2018, Mr. Roe served as our Chief Financial Officer since 2009 and served as our Vice President of Finance from 2007 to 2009. Prior to 2007, Mr. Roe was an acquisitions associate for FCCG. He began his career as an investment banking analyst with Piper Jaffray. Mr. Roe attended UC Berkeley, where he earned a Bachelor of Arts in Economics.

Edward H. Rensi has served on the board of directors of FAT Brands Inc. since its formation and became Chairman of the Board on October 20, 2017. Mr. Rensi is the retired president and chief executive officer of McDonald’s USA. Prior to his retirement in 1997, Mr. Rensi devoted his entire professional career to McDonald’s, joining the company in 1966 as a “grill man” and part-time manager trainee in Columbus, Ohio. He was promoted to restaurant manager within a year, and went on to hold nearly every position in the restaurant and field offices, including franchise service positions in Columbus, Ohio and Washington, D.C. In 1972, he was named Philadelphia district manager, and later became regional manager and regional vice president. In 1978, he transferred from the field to the company’s home office in Oak Brook, Illinois, as vice president of Operations and Training, where he was responsible for personnel and product development. In 1980, he became executive vice president and chief operations officer, and was appointed senior executive vice president in 1982. Mr. Rensi was promoted to president and chief operating office of McDonald’s USA in 1984. In 1991, he was named chief executive officer. As president and chief executive officer, his responsibilities included overseeing all domestic company-owned and franchisee operations, in addition to providing direction relative to sales, profits, operations and service standards, customer satisfaction, product development, personnel, and training. Mr. Rensi was directly responsible for management of McDonald’s USA, which consisted of eight geographic zones and 40 regional offices. During his 13-year term as president, McDonald’s experienced phenomenal growth. U.S. sales doubled to more than $16 billion, the number of the U.S. restaurants grew from nearly 6,600 to more than 12,000, and the number of U.S. franchisees grew from 1,600 to more than 2,700. Since his retirement, Mr. Rensi has held consulting positions. From January 2014 to July 2015, Mr. Rensi served as director and interim CEO of Famous Dave’s of America, Inc. Mr. Rensi received his B.S. in Business Education from Ohio State University in Columbus, Ohio. Mr. Rensi was selected to our Board of Directors because of his long career in hospitality and restaurant franchising, and because he possesses particular knowledge and experience in strategic planning and leadership of complex organizations and hospitality businesses.

Marc L. Holtzman became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Mr. Holtzman currently serves as a Chairman of The Bank of Kigali, Rwanda’s largest financial institution, and a director of TeleTech (NASDAQ: TTEC), the world’s leading provider of analytics-driven technology-enabled services. Following a successful transformation and sale in July 2017 of Kazkommertsbank (LSE: KKB:LI), Kazakhstan’s largest bank, Mr. Holtzman recently stepped down as Chief Executive Officer, having joined as Chairman in March 2015. He previously served as Chairman of Meridian Capital HK, a Hong Kong private equity firm. From 2012 through 2015, he served on the Board of Directors of FTI Consulting, Inc., (NYSE:FCN) a global financial and strategic consulting firm, and Sistema, Russia’s largest listed private company (London Stock Exchange). Between 2008 and 2012, Mr. Holtzman served as the executive vice chairman of Barclays Capital. From 2006 to 2008, he served as vice chairman of the investment banking division of ABN AMRO Bank. Between 1989 and 1998, Mr. Holtzman lived and worked in Eastern Europe and Russia, as co-founder and president of MeesPierson EurAmerica (a firm acquired by ABN AMRO) and as senior adviser to Salomon Brothers. Mr. Holtzman serves as a director of Sistema JSFC, (LONDON:SSA;GDR), a Russian listed investment company. Between 2003 and 2005, Mr. Holtzman was President of the University of Denver; and between 1999 and 2003 he served in the Cabinet of Governor Bill Owens as Colorado’s First Secretary of Technology. Mr. Holtzman holds a B.A. degree in Economics from Lehigh University. Mr. Holtzman was selected to our Board of Directors because he brings financial experience and possesses particular knowledge and experience in strategic planning and leadership of complex organizations.

Squire Junger became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Mr. Junger is a co-founder and a managing member of Insight Consulting LLC, a management consulting firm based in the Los Angeles area, providing advice in mergers and acquisitions, corporate divestitures, business integration diagnostics, real estate investment, acquisition, development and construction and litigation support services. Prior to co-founding Insight in 2003 he was a partner at Arthur Andersen LLP, which he joined in 1972. Mr. Junger co-developed and managed the west coast Transaction Advisory Services practice at Andersen, providing comprehensive merger and acquisition consulting services to both financial and strategic buyers and sellers. Mr. Junger is a certified public accountant in California, and received Bachelor of Science and M.B.A. degrees from Cornell University. Mr. Junger was selected to our Board of Directors because he brings substantial expertise in financial and strategic planning, mergers and acquisitions, and leadership of complex organizations.

Silvia Kessel became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Ms. Kessel is Senior Vice President, Chief Financial Officer and Treasurer of Metromedia Company. Metromedia Company is a management and investment company founded by the late John W. Kluge, which manages and invests in a variety of industries, including medical research, restaurants and outdoor visual displays. Ms. Kessel has served in various executive positions at Metromedia Company and affiliated companies since 1984. Ms. Kessel has previously served as a director of LDDS Communications Inc. (and its successor) (1993-1996), Orion Pictures (1993-1997), AboveNet/Metromedia Fiber Network (1997-2001), Big City Radio (1997-2002), and Liquid Audio (1998-2002), and served on the Board of Governors and Competition Committee of Major League Soccer (1996-2001). Ms. Kessel attended the University of Miami and received an MBA in Finance from Columbia University. From 1981 to 1988, Ms. Kessel taught Finance at Pace University. Ms. Kessel was selected to our Board of Directors because she brings substantial expertise in finance, financial and strategic planning, complex transactions and leadership of complex organizations.

Jeff Lotman became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Mr. Lotman is the Chief Executive Officer of Global Icons, LLC, a company which he founded in 1998. Global Icons is a premier brand licensing agency specializing in the development and extension of corporate brands and trademarks. Prior to launching Global Icons, Mr. Lotman was Chief Operating Officer for Keystone Foods, a multi-billion dollar manufacturing company that developed and supplied food products for companies such as McDonald’s and Kraft. Mr. Lotman guided the international expansion of Keystone Foods and established manufacturing and distribution operations in over a dozen countries. Mr. Lotman has been a featured guest speaker at many leading industry events, including Entertainment Marketing Conference, Young Presidents’ Organization, SPLICE, Licensing Show, Restaurant Industry Conference, LA Roadshow, UCLA and others. He has also been profiled numerous times, including in The New York Times, The Los Angeles Times, The Wall St. Journal, CNBC, and FOX. He is a distinguished member of the Licensing Industry Merchandisers’ Association (LIMA) and the Licensing Executives Society (LES). Mr. Lotman received a B.A. degree in Business and Marketing from Curry College. Mr. Lotman was selected to our board of directors because he brings substantial expertise in retail marketing, branding and licensing opportunities for consumer brands.

James Neuhauser has served on the board of directors of FAT Brands Inc. since its formation. Mr. Neuhauser is a Senior Managing Director in the Private Capital Markets Group of Stifel Nicolas & Company. Mr. Neuhauser is also the Managing Member of Turtlerock Capital, LLC, a company that finances and invests in real estate development projects. He previously worked for FBR & Co. for more than 24 years, including positions as Chief Investment Officer, Head of Investment Banking and Head of the Real Estate and Financial Services groups in Investment Banking through October 2016. He also served as Head of FBR’s Commitment Committee and was a member of the firm’s Executive Committee. Prior to joining FBR, Mr. Neuhauser was a Senior Vice President of Trident Financial Corporation for seven years, where he specialized in managing stock offerings for mutual to stock conversions of thrift institutions. Before joining Trident, he worked in commercial banking with the Bank of New England. Mr. Neuhauser is a CFA charter holder and a member of the Society of Financial Analysts. He received a Bachelor of Arts from Brown University and an M.B.A. from the University of Michigan. Mr. Neuhauser was selected to our Board of Directors because he brings substantial expertise in financial and strategic planning, investment banking complex financial transactions, mergers and acquisitions, and leadership of complex organizations.

Family Relationships

Donald J. Berchtold is the former father-in-law of our Chief Executive Officer, Andrew A. Wiederhorn.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 30, 2018, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5, except that (i) FCCG filed four late Form 4s relating to six separate transactions; (ii) Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, James Neuhauser, and Edward H. Rensi each filed three late Form 4s, each relating to one separate transaction; and (iii) Andrew A. Wiederhorn, Rebecca D. Hershinger, Donald J. Berchtold, and Ron Roe each filed one late Form 4, each relating to one separate transaction.

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

Board Committees

During 2018, our Board of Directors held four meetings.

The following table sets forth the three standing committees of our Board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2018:

Director	Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Edward H. Rensi	Chair	-	X	Chair
James Neuhauser	X	Chair	X	-
Marc L. Holtzman	X	-	Chair	X
Squire Junger	X	X	-	-
Silvia Kessel	X	X	-	-
Jeff Lotman	X	-	-	X
Andrew A. Wiederhorn	X	-	-	-

Meetings in 2018:	4	7	1	1

To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, the functions of which are described below.

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

Our Audit Committee is comprised of Mr. Junger, Ms. Kessel and Mr. Neuhauser, with Mr. Neuhauser serving as the chair. Our board of directors has affirmatively determined that each member of the Audit Committee meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules. In addition, our board of directors has determined that both Ms. Kessel and Mr. Neuhauser qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

The Board of Directors adopted a charter for the Audit Committee on October 19, 2017. A copy of the Audit Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Audit Committee reviews and reassesses the adequacy of the charter on an annual basis.

Compensation Committee

Our compensation committee is comprised of Mr. Rensi, Mr. Neuhauser and Mr. Holtzman, with Mr. Holtzman serving as the chair. Our Compensation Committee’s main functions are assisting our Board of Directors in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering any stock incentive plans we may adopt.

The Compensation Committee’s responsibilities include the following:

●	reviewing and recommending to our board of directors the compensation of our Chief Executive Officer and other executive officers and the outside directors;
●	conducting a performance review of our Chief Executive Officer;
●	administering the Company’s incentive-compensation plans and equity-based plans as in effect or as adopted from time to time by the Board of Directors;
●	approving any new equity compensation plan or material change to an existing plan where stockholder approval has not been obtained;
●	reviewing our compensation policies; and
●	if required, preparing the report of the Compensation Committee for inclusion in our annual proxy statement.

The Board of Directors has adopted a charter for the Compensation Committee on October 19, 2017. A copy of the Compensation Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Compensation Committee reviews and reassesses the adequacy of the charter on an annual basis.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance committee is comprised of Mr. Holtzman, Mr. Lotman and Mr. Rensi, with Mr. Rensi serving as the chair.

The Nominating and Corporate Governance Committee’s responsibilities include:

●	identify qualified individuals to serve as members of the Company’s board of directors;
●	review the qualifications and performance of incumbent directors;
●	review and consider candidates who may be suggested by any director or executive officer or by any stockholder of the Company;
●	review considerations relating to board composition, including size of the board, term, and the criteria for membership on the board;

The Board of Directors has adopted a charter for the Nominating and Corporate Governance Committee on October 19, 2017. A copy of the Compensation Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Nominating and Corporate Governance Committee reviews and reassesses the adequacy of the charter on an annual basis.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andrew A. Wiederhorn	2018	$400,000	-	-	19,962	-	-	-	419,962
Chief Executive Officer (3)	2017	251,147	-	-	3,621	-	-	-	254,768

Rebecca D. Hershinger	2018	105,769	10,417	-	4,124	-	-	-	120,310
Chief Financial Officer (4)	2017	-	-	-	-	-	-	-	-

Donald J. Berchtold,	2018	400,000	-	-	19,962	-	-	-	419,962
EVP – Chief Concept Officer (3)	2017	251,147	-	-	3,621	-	-	-	254,768

Ron Roe,	2018	300,000	-	-	19,962	-	-	-	319,962
Senior Vice President of Finance (3)(5)	2017	161,462	-	-	3,621	-	-	-	165,083

Explanatory Notes:

(1) Reflects the dollar amount recognized for financial statement reporting purposes for salary paid or accrued on behalf of the named executives for the full fiscal years ended December 30, 2018 and December 31, 2017, including amounts relating to predecessor entities Fatburger North America, Inc. and Buffalo’s Franchise Concepts, Inc. prior to being contributed as subsidiaries of the Company.

(2) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 30, 2018 and December 31, 2017, in accordance with ASC 718 of awards pursuant to the Stock Option Plan. Assumptions used in the calculation of this amount for fiscal year ended December 30, 2018 are included in footnote 14 to the Company’s audited consolidated financial statements for the fiscal year ended December 30, 2018, included in Part IV of this Annual Report on Form 10-K. During 2018 and 2017, Mr. Wiederhorn, Mr. Roe, and Mr. Berchtold were granted options to purchase 15,000 shares of common stock each year with an aggregate grant date fair value of $8,329 and $35,550, respectively. During 2018, Ms. Hershinger was granted options to purchase 25,000 and 15,000 shares of common stock each with an aggregate grant date fair value of $15,363 and $8,329, respectively.

(3) Salaries in 2017 for Mr. Wiederhorn, Mr. Roe and Mr. Berchtold include amounts relating to predecessor entities Fatburger North America, Inc. and Buffalo’s Franchise Concepts, Inc. which were contributed to the Company by FCCG at the time of the initial public offering.

(4) Ms. Hershinger became our Chief Financial Officer effective August 16, 2018.

(5) Mr. Roe served as our Chief Financial Officer and a named executive until August 15, 2018. He currently serves as our Senior Vice President of Finance.

Executive Employment Agreements

There are no employment agreements between the Company and any of its employees.

OUTSTANDING EQUITY AWARDS AT FISCAL 2018 YEAR END

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 30, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Andrew A.	5,000	10,000	-	$12.00	10/19/2027	-	-	-	-
Wiederhorn, Chief Executive Officer	-	15,000	-	$5.39	12/10/2028	-	-	-	-
Rebecca D.	-	25,000	-	$8.00	7/30/2028	-	-	-	-
Hershinger, Chief Financial Officer	-	15,000	-	$5.39	12/10/2028	-	-	-	-
Donald J.	5,000	10,000	-	$12.00	10/19/2027	-	-	-	-
Berchtold, EVP – Chief Concept Officer	-	15,000	-	$5.39	12/10/2028	-	-	-	-
Ron Roe	5,000	10,000	-	$12.00	10/19/2027	-	-	-	-
Senior Vice President of Finance	-	15,000	-	$5.39	12/10/2028	-	-	-	-

Explanatory Notes:

Option Exercises and Stock Vested

None of the named executives acquired shares of the Company’s stock through exercise of options during the year ended December 30, 2018.

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

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors during 2018 and 2017:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward H. Rensi (2)	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962
	2017	$45,000	$—	$3,621	$—	$—	$—	$48,621

Marc L. Holtzman (2)	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962
	2017	$15,000	$—	$3,621	$—	$—	$—	$18,621

Squire Junger (2)	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962
	2017	$15,000	$—	$3,621	$—	$—	$—	$18,621

Silvia Kessel (2)	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962
	2017	$15,000	$—	$3,621	$—	$—	$—	$18,621

Jeff Lotman (2)	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962
	2017	$15,000	$—	$3,621	$—	$—	$—	$18,621

James Neuhauser (2)	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962
	2017	$45,000	$—	$3,621	$—	$—	$—	$48,621

Explanatory Notes:

(1)	Reflects the dollar amount of awards pursuant to the Plan recognized for financial statement reporting purposes for the fiscal years ended December 30, 2018 and December 31, 2017. Assumptions used in the calculation of this amount for fiscal year ended December 30, 2018 are included in footnote 14 to the Company’s audited consolidated financial statements, included in Part IV of the Company’s Annual Report on Form 10-K. During 2018 and 2017, each director was granted options to purchase 15,000 shares of common stock each year with an aggregate grant date fair value of $8,329 and $35,550, respectively.

(2)	Mr. Rensi has served on the Board of Directors of the Company since its formation and became the Chairman of the Board on October 20, 2017. Mr. Neuhauser has served on the Board of Directors of the Company since its formation. Messrs. Holtzman, Junger, and Lotman and Ms. Kessel have served on the Board of Directors since October 20, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of February 27, 2019:

●	each person known by us to beneficially own more than 5% of our Common Stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our executive officers and directors as a group.

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

As of February 27, 2019, there were 11,561,973 of our common shares issued and outstanding.

	Shares of Common Stock Beneficially Owned
Name of beneficial owner	Number		Percentage(3)
5% Stockholders
Fog Cutter Capital Group Inc.	9,496,387	(1)	82.0%
Named Executive Officers and Directors
Andrew A. Wiederhorn	5,000	(2)(3)	*
Rebecca D. Hershinger	0		*
Donald J. Berchtold	5,000	(2)(4)	*
Ron Roe	5,000	(2)(5)	*
Marc L. Holtzman	23,583	(2)	*
Squire Junger	35,790	(2)(6)	*
Silvia Kessel	19,790	(2)	*
Jeff Lotman	32,790	(2)	*
James Neuhauser	46,588	(2)	*
Edward H. Rensi	21,990	(2)(7)	*
All directors and executive officers as a group (ten persons)	195,531	(8)	1.6%

(1)	Includes warrants to purchase 18,750 shares of the Company’s common stock.
(2)	Includes vested options to purchase 5,000 shares of the Company’s common stock. Does not include unvested options to purchase an additional 25,000 shares of the Company’s common stock.
(3)	Mr. Wiederhorn beneficially owns 43.1% of the outstanding common stock of FCCG, and disclaims beneficial ownership of the Company held by FCCG except to the extent of his pecuniary interest in FCCG.
(4)	Mr. Berchtold and his spouse beneficially own 44,135 shares of common stock of FCCG and disclaim beneficial ownership of the Company held by FCCG except to the extent of their pecuniary interest in FCCG.
(5)	Mr. Roe beneficially owns 75,000 shares of common stock of FCCG and disclaims beneficial ownership of the Company held by FCCG except to the extent of his pecuniary interest in FCCG.
(6)	Mr. Junger and his spouse beneficially own 26,000 shares of common stock of FCCG and disclaim beneficial ownership of the Company held by FCCG except to the extent of their pecuniary interest in FCCG.
(7)	Includes 402 shares owned by Mr. Rensi’s spouse.
(8)	Includes options to purchase 45,000 shares of the Company’s common stock.

* Represents beneficial ownership of less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reportable Related Person Transactions

Since January 1, 2018, the Company has engaged in certain transactions with Fog Cutter Capital Group Inc., which is the 82.0% parent of the Company. Descriptions of such transactions are included under Notes 10, 11 and 12 to the consolidated financial statements of the Company included under Item 15 of this Form 10-K, which information is incorporated herein by this reference. Other than such transactions, since January 1, 2018, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds $120,000; and
●	in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

The board has determined that each of the directors, except Mr. Wiederhorn, is independent within the meaning of the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the director independence standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), as currently in effect. Furthermore, the board has determined that each of the members of each of the committees of the board is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ applicable to each such committee, as currently in effect.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Hutchinson and Bloodgood LLP, Glendale, California, currently serves as our independent registered public accounting firm. The aggregate accounting fees for the years ended December 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	December 30, 2018	December 31, 2017
Audit fees	$331	$205
Audit related fees	$174	$95
Other fees	$46	$7

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that Hutchinson and Bloodgood LLP is independent. In addition, the Audit Committee pre-approves all work and fees that are performed by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

FAT Brands Inc.

Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017	F-2
Consolidated Statements of Operations for the year ended December 30, 2018 and for the period beginning March 21,2017 (inception) and ending December 31, 2017	F-3
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 30, 2018 and for the period beginning March 21, 2017 (inception) and ending December 31, 2017	F-4
Consolidated Statements of Cash Flows for the year ended December 30, 2018 and for the period beginning March 21, 2017 (inception) and ending December 31, 2017	F-5
Notes to Consolidated Financial Statements	F-6

Fatburger North America, Inc.

Audited Interim Financial Statements
Report of Independent Registered Public Accounting Firm	F-31
Balance Sheet as of October 19, 2017	F-32
Statement of Income for the period beginning December 26, 2016 and ending October 19, 2017	F-33
Statement of Changes in Stockholder’s Equity for the period beginning December 26, 2016 and ending October 19, 2017	F-34
Statement of Cash Flows for the period beginning December 26, 2016 and ending October 19,2017	F-35
Notes to Consolidated Financial Statements	F-36

Buffalo’s Franchise Concepts, Inc.

Audited Interim Financial Statements
Report of Independent Registered Public Accounting Firm	F-41
Consolidated Balance Sheet as of October 19, 2017	F-42
Consolidated Statement of Income for the period beginning December 26, 2016 and ending October 19, 2017	F-43
Consolidated Statement of Changes in Stockholder’s Equity for the period beginning December 26, 2016 and ending October 19, 2017	F-44
Consolidated Statement of Cash Flows for the period beginning December 26, 2016 and ending October 19,2017	F-45
Notes to Consolidated Financial Statements	F-46

(b)	Exhibits - See Exhibit Index immediately following the signature pages.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

FAT Brands Inc.

Beverly Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FAT Brands Inc. (the “Company”) and subsidiaries as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 30, 2018 and the period March 21, 2017 (inception) through December 31, 2017, and the related notes to the financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2017, and the results of their operations and their cash flows for the year ended December 30, 2018 and the period March 21, 2017 (inception) through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 30, 2018 due to the adoption of the Accounting Standards Codification 606, “Revenue from Contracts with Customers.”

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Hutchinson and Bloodgood LLP

Glendale, California

March 29, 2019

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 30, 2018	December 31, 2017
	(Audited)	(Audited)
Assets
Current assets
Cash	$653	$32
Accounts receivable, net of allowance for doubtful accounts of $595 and $679, respectively	1,779	918
Trade notes receivable, net of allowance for doubtful accounts of $37 and $17, respectively	65	77
Other current assets	1,042	153
Total current assets	3,539	1,180

Notes receivable – noncurrent, net of allowance for doubtful accounts of $112 and $17, respectively	212	346
Due from affiliates	15,514	7,963
Deferred income taxes	2,236	937
Goodwill	10,391	7,356
Other intangible assets, net	23,289	11,011
Other assets	2,779	7
Buffalo’s creative and advertising fund	-	436
Total assets	$57,960	$29,236

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$4,415	$2,439
Deferred income	1,076	1,772
Accrued expenses	3,705	1,761
Accrued advertising	369	348
Accrued interest payable	2,250	405
Dividend payable on mandatorily redeemable preferred shares	391	-
Term loan	15,400	-
Total current liabilities	27,606	6,725

Deferred income - noncurrent	6,621	1,941
Acquisition purchase price payable	3,497	-
Mandatorily redeemable preferred shares, net	14,191	-
Deferred dividend payable on mandatorily redeemable preferred shares	228	-
Notes payable to FCCG	-	18,125
Other liabilities	78	-
Buffalo’s creative and advertising fund-contra	-	436
Total liabilities	52,221	27,227

Commitments and contingencies (Note 17)

Stockholders’ equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,546,589 and 10,000,000 shares issued and outstanding at December 30, 2018 and December 31, 2017, respectively	10,757	2,622
Accumulated deficit	(5,018)	(613)
Total stockholders’ equity	5,739	2,009
Total liabilities and stockholders’ equity	$57,960	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

For the Fiscal Year Ended December 30, 2018 and the Period beginning March 21, 2017 (inception) through December 31, 2017

	2018	2017

Revenue
Royalties	$12,097	$2,023
Franchise fees	2,136	140
Store opening fees	352	-
Advertising fees	3,182	-
Other income	600	10
Total revenue	18,367	2,173

General and administrative expenses
Compensation expense	5,884	1,337
Professional fees expense	1,529	117
Public company expense	1,108	273
Advertising expense	3,182	-
Other	2,428	396
Total general and administrative expenses	14,131	2,123

Income from operations	4,236	50

Other income (expense)
Interest expense, net	(3,816)	(205)
Interest expense related to mandatorily redeemable preferred shares	(954)	-
Depreciation and amortization	(358)	(23)
Other expense, net	(1,181)	(28)
Total other expense, net	(6,309)	(256)

Loss before income tax (benefit) expense	(2,073)	(206)

Income tax (benefit) expense	(275)	407

Net loss	$(1,798)	$(613)

Basic and diluted loss per common share	$(0.16)	$(0.07)
Basic and diluted weighted average shares outstanding	10,970,814	8,686,008
Cash dividends declared per common share	$0.36	$-

The accompanying notes are an integral part of these consolidated financial statements

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Common Stock
				Additional
			Par	paid-in		Accumulated
	Shares		value	capital	Total	Deficit	Total

Balance at March 21, 2017 (inception)	100	$		$-	$-	$-	$-
Forward split of common stock	7,999,900		-	-	-	-	-
Issuance of shares	2,000,000		1	20,929	20,930	-	20,930
Distribution to FCCG in excess of historical cost basis of assets received	-		-	(18,397)	(18,397)	-	(18,397)
Net loss	-		-	-	-	(613)	(613)
Share-based compensation	-		-	89	89	-	89

Balance at December 31, 2017	10,000,000		1	2,621	2,622	(613)	2,009
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-		-	-	-	(2,607)	(2,607)
Net loss	-		-	-	-	(1,798)	(1,798)
Dividends on common stock	-		-	(3,914)	(3,914)	-	(3,914)
Issuance of common stock in lieu of director fees payable	68,952		-	510	510	-	510
Issuance of common stock in payment of related party note	989,395		-	7,272	7,272	-	7,272
Issuance of common stock in lieu of dividends payable to FCCG	488,242		-	3,036	3,036	-	3,036
Issuance of warrants to purchase common stock	-		-	774	774	-	774
Stock offering costs	-		-	(150)	(150)		(150)
Issuance of warrants to placement agents	-		-	78	78	-	78
Value of common stock beneficial conversion feature of Series A-1 Preferred Stock	-		-	90	90	-	90
Share-based compensation	-		-	439	439	-	439

Balance at December 30, 2018	11,546,589		$1	$10,756	$10,757	$(5,018)	$5,739

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

For the Fiscal Year Ended December 30, 2018 and the Period beginning March 21, 2017 (inception) through December 31, 2017

	2018	2017
Cash flows from operating activities
Net loss	$(1,798)	$(613)
Adjustments to reconcile net loss to net cash provided by operations:
Deferred income taxes	(504)	232
Depreciation and amortization	358	23
Share-based compensation	439	89
Accretion of term loan	583	-
Accretion of mandatorily redeemable preferred shares	34	-
Accretion of purchase price liability	7	-
Provision for bad debts	76	124
Change in:
Accounts receivable	(301)	(221)
Trade notes receivable	58	8
Prepaid expenses	(242)	(145)
Other	(20)	-
Accounts payables and accrued expense	2,226	1,604
Accrued advertising	(271)	43
Accrued interest payable	2,232	405
Dividend payable on mandatorily redeemable preferred shares	619	-
Deferred income	(1,659)	(50)
Total adjustments	3,635	2,112
Net cash provided by operating activities	1,837	1,499

Cash flows from investing activities
Payments made in connection with acquisitions, net	(7,595)	(10,515)
Additions to property and equipment	(148)	-
Other	-	(7)
Net cash used in investing activities	(7,743)	(10,522)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	17,066	-
Proceeds from issuance of common stock from initial public offering, net of issuance costs	-	20,930
Issuance of mandatorily redeemable preferred shares and associated warrants, net	7,984	-
Repayments of borrowings	(10,853)	(11,875)
Change in due from affiliates	(6,742)	-
Dividends paid in cash	(878)	-
Other	(50)	-
Net cash provided by financing activities	6,527	9,055

Net increase in cash	621	32
Cash at beginning of period	32	-
Cash at end of period	$653	$32

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,495	$-
Cash paid for income taxes	$220	$17

Supplemental disclosure of non-cash financing and investing activities:
Dividends reinvested in common stock	$3,036	$-
Note payable issued in exchange for contributed subsidiaries	$-	$30,000
Net non-cash assets received from FCCG	$-	$11,568
Note payable to FCCG converted to common and preferred stock	$9,272	$-
Director fees converted to common stock	$510	$-
Income taxes payable offset against amounts due from affiliates	$195	$134

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

On December 3, 2018, the Company acquired the intellectual property and restaurant operations of Yalla Mediterranean, LLC (the “Yalla Business”). Yalla Mediterranean, LLC has developed, designed, created and operates a fast-casual restaurant business under the brand name “Yalla Mediterranean” specializing in fresh and healthy Mediterranean menu items, with seven upscale fast food restaurants located in Northern and Southern California. The purchase price for the Yalla Business was valued at $3,490,000.

The Company did not begin operations until October 20, 2017. Consequently, the partial year results presented for 2017 in the accompanying consolidated statements of operations and statements of cash flows are for informational purposes and not intended to be comparative of the full-year consolidated results presented for fiscal 2018.

At December 30, 2018, FCCG controlled a significant voting majority of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – FAT Brands Inc. is a multi-brand franchising company specializing in fast casual and casual dining restaurant concepts around the world through its subsidiaries: Fatburger, Buffalo’s, Ponderosa, Hurricane and Yalla. Each subsidiary licenses the right to use its brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.

The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. The year 2018 was a 52-week year and the year 2017 was a 53-week year.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries: Fatburger, Buffalo’s and Ponderosa. The accounts of Hurricane have been included since its acquisition by the Company on July 3, 2018. The accounts of the Yalla Business have been included since its acquisition on December 3, 2018. Intercompany accounts have been eliminated in consolidation.

Use of estimates in the preparation of the consolidated financial statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the determination of fair values of certain financial instruments for which there is no active market, the allocation of basis between assets acquired, sold or retained, and valuation allowances for notes receivable and accounts receivable. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial statement reclassification – Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

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

A two-step approach is utilized to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon the ultimate settlement.

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

Earnings per share – The Company reports basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all potentially dilutive securities would be anti-dilutive.

Subsequent to December 30, 2018, the Company declared a stock dividend on February 7, 2019 and issued 245,376 shares of common stock in satisfaction of the dividend (See Note 20). Earnings per share for 2018 and 2017 have been adjusted retrospectively to reflect the impact of the stock dividend.

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

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied as specified in the contract. The services we provide related to store openings contain separate and distinct performance obligations from the franchise right and thus those store opening fees will be recognized as revenue upon store opening. The balance of any upfront fees collected from franchisee not related to the store opening are amortized over the term of each respective franchise agreement. Previously, we recognized upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opened for initial fees and when renewal options became effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in the consolidated balance sheet as a contract liability.

The new standards also had an impact on transactions previously not included in the Company’s revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising arrangements with franchisees. The Company did not previously include these contributions and expenditures in its consolidated statements of operations or cash flows. Under the new standards, the Company will recognize advertising fees and the related expense in its consolidated statements of operations or cash flows. The Company will also consolidate the assets and liabilities related to advertising funds on its balance sheet.

These standards will not impact the recognition of our sales-based royalties from franchisees, which is generally our largest source of revenue. We have implemented internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application. An adjustment to increase deferred revenue in the amount of $3,400,000 was established on the date of adoption relating to fees received through December 31, 2017 that would have been deferred and recognized over the term of each respective franchise store agreement if the new guidance had been applied in the past. A deferred tax asset of $793,000 related to this contract liability was also established on the date of adoption. These adjustments had the net effect of increasing beginning accumulated deficit by approximately $2,607,000.

Adopting the new accounting standards for revenue affected several financial statement line items for the fiscal year ended December 30, 2018. The following tables provide the affected amounts as reported in these Unaudited Consolidated Financial Statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of December 30, 2018 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Cash	$653	$501
Accounts receivable	$1,779	$1,406
Other current assets	$1,042	$1,038
Due from affiliates	$15,514	$15,144
Deferred income taxes	$2,236	$1,440
Buffalo’s Creative and Advertising Fund	$-	$428
Buffalo’s Creative and Advertising Fund - Contra	$-	$(428)
Accounts payable	$4,415	$3,984
Deferred income	$7,697	$4,644
Accrued expenses	$3,705	$3,487
Accrued advertising	$369	$463
Accumulated deficit	$(5,018)	$(3,092)

For the fiscal year ended December 30, 2018 (in thousands except per share data)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Operations:
Franchise fees and store opening fees	$2,488	$1,809
Advertising fees	$3,182	$-
Advertising expense	$(3,182)	$-
Net loss	$(1,798)	$(2,478)
Earnings per common share - basic	$(0.16)	$(0.23)
Earnings per common share - diluted	$(0.16)	$(0.23)

For the fiscal year ended December 30, 2018 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Statement of Cash Flows:
Net loss	$(1,798)	$(2,478)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	$(301)	$(488)
Deferred income	$(1,659)	$931
Accounts payable and accrued expenses	$2,226	$3,258
Accrued advertising	$(271)	$115
Change in due from affiliates	$(6,742)	$(7,181)

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this standard will result in the Company recording Right of Use Assets and Lease Liabilities on its consolidated financial statements. The dollar amount of the Right of Use Assets is projected to be approximately equal to the amount of the Lease Liabilities. The adoption of this standard is not expected to have a significant effect on the amount of lease expense recognized by the Company.

In June 2018, the FASB issued ASU No.2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in the update are effective for public business entities form fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

NOTE 3. ACQUISITIONS

Hurricane AMT, LLC

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

Cash	$358
Accounts receivable	352
Other assets	883
Intangible assets	11,020
Goodwill	2,772
Accounts payable and accrued expenses	(643)
Deferred franchise fees	(1,885)
Other liabilities	(357)
Total net identifiable assets	$12,500

The following table provides information regarding the revenue and earnings of Hurricane included in the accompanying consolidated financial statements since July 3, 2018 (in thousands):

Hurricane
Revenues
Royalties	$1,589
Franchise fees	22
Advertising fees	868
Other income	7

Total revenues	2,486

Expenses
General and administrative	2,164

Income from operations	322

Other expense	(217)

Income before income tax expense	105

Income tax benefit	(1)

Net income	$106

The following unaudited pro forma information presents the revenue and earnings of Hurricane as if it had been acquired on January 1, 2018 (the beginning of the Company’s fiscal year) through December 30, 2018 (in thousands):

Pro Forma Hurricane
Revenues
Royalties	$3,282
Franchise fees	54
Advertising fees	1,751
Other income	7

Total revenues	5,094

Expenses
General and administrative	5,282

Loss from operations	(188)

Other expense	(347)

Loss before income tax benefit	(535)

Income tax benefit	(150)

Net loss	$(385)

The unaudited pro forma income statement reflects actual results of Hurricane for the fiscal year ended December 30, 2018 with the following adjustments:

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

The pro forma adjustments also include advertising expenses in accordance with ASU 2014-09.

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

Had the Company owned Hurricane as of January 1, 2018, the unaudited pro forma consolidated net loss of the Company would have been a loss of approximately $2,983,000 instead of a loss of $1,798,000. This pro forma loss includes the additional financing carrying costs (net of tax benefits) in the amount of 694,000 that would have been incurred by FAT Brands had the acquisition been consummated as of January 1, 2018.

Yalla Mediterranean

On December 3, 2018, the Company entered into an Intellectual Property Purchase Agreement and License (the “IP Agreement”), and Master Transaction Agreement (the “Master Agreement”) with Yalla Mediterranean, LLC (“Yalla Med”), under which the Company agreed to acquire the intellectual property of the restaurant business of Yalla Mediterranean, LLC (the “Yalla Business”) and to acquire in the future seven restaurants currently owned by Yalla Med. Yalla Med owns and operates a fast-casual restaurant business under the brand name “Yalla Mediterranean,” specializing in fresh and healthy Mediterranean menu items, with seven upscale fast casual restaurants located in Northern and Southern California.

The Company, through a subsidiary, acquired the intellectual property used in connection with the Yalla Business pursuant to the IP Agreement. Under the terms of the IP Agreement, the purchase price for the intellectual property will be paid in the form of an earn-out, calculated as the greater of $1,500,000 or 400% of Yalla Income, all as described in the IP Agreement. The seller can require the Company to pay the purchase price in up to two installments during the ten-year period following the acquisition. At the time of the acquisition, the purchase price recorded for the intellectual property was $1,790,000.

Additionally, pursuant to the Master Agreement, the Company agreed to acquire the assets, agreements and other properties of each of the seven existing Yalla Mediterranean restaurants during a marketing period specified in the Master Agreement (the “Marketing Period”). The purchase price will be the greater of $1,000,000 or the sum of (i) the first $1,750,000 of gross sale proceeds received from the sale of the Yalla Mediterranean restaurants to franchisee/purchasers, plus (ii) the amount, if any, by which fifty percent (50%) of the net proceeds (after taking into consideration operating income or loss and transaction costs and expenses) from the sale of the Yalla Mediterranean restaurants exceeds $1,750,000. At the time of the acquisition, the purchase price recorded for the net tangible assets relating to the seven existing Yalla Mediterranean restaurants was $1,700,000.

The Company also entered into a Management Agreement under which its subsidiary will manage the operations of the seven Yalla Mediterranean restaurants and market them for sale to franchisees during the Marketing Period. Once a franchisee/purchaser has been identified, Yalla Med will transfer legal ownership of the specific restaurant to the Company’s subsidiary, which will then transfer the restaurant to the ultimate franchisee/purchaser who will own and operate the location. During the term of the Management Agreement, the Company’s subsidiary is responsible for operating expenses and has the right to receive operating income from the restaurants.

Based on the structure of the transactions outlined in the Master Agreement, the IP Agreement, and the Management Agreement, the Company has accounted for the transactions as a business combination under ASC 805.

The allocation of the total consideration recognized of $3,490,000 to the net tangible and intangible assets acquired in the Yalla Business is presented in the table below (in thousands):

Cash	$82
Accounts receivable	77
Inventory	95
Other assets	90
Property and equipment	2,521
Intangible assets	1,530
Goodwill	262
Accounts payable and accrued expenses	(1,167)
Total net identifiable assets	$3,490

Note 4. Trade NOTES RECEIVABLE

Trade notes receivable are created when the settlement of a delinquent franchisee receivable account is reached, and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of December 30, 2018, these trade notes receivable totaled $277,000, which was net of reserves of $149,000.

Note 5. GOODWILL

Goodwill consists of the following (in thousands):

	December 30, 2018	December 31, 2017
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	-
Ponderosa	1,462	1,462
Yalla	263	-
Total goodwill	$10,391	$7,356

Note 6. OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	-
Ponderosa	7,230	7,230
Yalla	1,530	-
Total trademarks	17,762	9,392

Franchise agreements:
Hurricane – cost	4,180	-
Hurricane – accumulated amortization	(161)	-
Ponderosa – cost	1,640	1,640
Ponderosa – accumulated amortization	(132)	(21)
Total franchise agreements	5,527	1,619
Total	$23,289	$11,011

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2019	$432
2020	432
2021	432
2022	432
2023	432
Thereafter	3,367
Total	$5,527

Note 7. DEFERRED INCOME

Deferred income is as follows (in thousands):

	December 30, 2018	December 31, 2017

Deferred franchise fees	$6,711	$2,781
Deferred royalties	653	932
Deferred advertising revenue	333	-
Total	$7,697	$3,713

Note 8. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $15,514,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

As of December 30, 2018, FCCG had a federal net operating loss carryforward (the “NOL”) of approximately $88,913,000, which may be used to offset future consolidated taxable income. The NOL expires if not used within twenty years of origination. The following schedule reflects the timing and amount of the NOL that is subject to potential expiration if unused by the end of the indicated fiscal year (in thousands):

Fiscal year:
2019	$12,654
2020	25,045
2021	2,844
2022	46
2023	76
Thereafter	48,248
Total	$88,913

For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files its tax returns on a stand-alone basis. The amount payable to FCCG determined by this calculation of $195,000 was offset against amounts due from FCCG as of December 30, 2018 (See Note 12).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2018	December 31, 2017
Deferred tax assets (liabilities)
Deferred income	$1,779	$882
Reserves and accruals	346	451
Intangibles	(532)	(372)
Deferred state income tax	(72)	(25)
Tax credits	126	-
Share-based compensation	131	-
Interest expense	439	-
Other	19	1
Total	$2,236	$937

Components of the income tax (benefit) expense are as follows (in thousands):

	Fiscal Year Ended December 30, 2018	Fiscal Year Ended December 31, 2017
Current
Federal	$(79)	$134
State	88	24
Foreign	220	17
	229	175
Deferred
Federal	(381)	320
State	(123)	(88)
	(504)	232
Total income tax (benefit) expense	$(275)	$407

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. One major provision of the TCJ Act was the reduction of the corporate tax rate from 34% to 21%, effective January 1, 2018. Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	December 30, 2018	December 31, 2017

Tax benefit at statutory rate	$(435)	$(70)
State and local income taxes	(27)	(41)
Foreign taxes	216	-
Tax credits	(203)	-
Dividends on mandatorily redeemable preferred stock	200	-
Tax law changes	-	505
Other	(26)	13
Total income tax (benefit) expense	$(275)	$407

As of December 30, 2018, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 30, 2018.

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

The Company recognized interest expense of $62,000 for the fiscal year ended December 30, 2018. Additionally, the Company recognized debt offering costs of $143,000 and the investment banking fee of $170,000.

Term Loan

On July 3, 2018, the Company as borrower, and certain of the Company’s direct and indirect subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan Agreement”) with FB Lending, LLC (the “Lender”). Pursuant to the Loan Agreement, the Company borrowed $16.0 million in a term loan (“Term Loan”) from the Lender. The Company used a portion of the loan proceeds to fund (i) the cash payment of $8.0 million to the members of Hurricane and closing costs in connection with the acquisition of Hurricane, and (ii) to repay borrowings of $2.0 million plus interest and fees owing under the Company’s existing loan facility with TCA Global Credit Master Fund, LP. The Company used the remaining proceeds for general working capital purposes.

The term loan under the Loan Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 15.0%. The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time upon prior notice to the Lender, subject to a prepayment penalty of 10% in the first year and 5% in the second year of the term loan. The Company is required to prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement in connection with certain dispositions of assets, extraordinary receipts, issuances of additional debt or equity, or a change of control of the Company. In connection with the Loan Agreement, the Company also issued warrants to purchase up to 499,000 shares of the Company’s Common Stock at $7.35 per share to the Lender (the “Lender Warrant”). Warrants were also issued to certain loan placement agents to purchase 65,306 shares of the Company’s common stock at $7.35 per share (the “Placement Agent Warrants”). (See Note 15)

As security for its obligations under the Loan Agreement, the Company granted a lien on substantially all of its assets to the Lender. In addition, certain of the Company’s direct and indirect subsidiaries and affiliates entered into a Guaranty (the “Guaranty”) in favor of the Lender, pursuant to which they guaranteed the obligations of the Company under the Loan Agreement and granted as security for their guaranty obligations a lien on substantially all of their assets.

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

On the issuance date, the Company allocated the proceeds between Term Loan and the Lender Warrant based on the relative fair values of each. The aggregate values assigned upon issuance of each component were as follows (in thousands):

	Warrants (equity component)	Term Loan (debt component)	Total
Gross proceeds	$571	$15,429	$16,000
Issuance costs	-	868	868
Net proceeds	$571	$14,561	$15,132

Balance sheet impact at issuance:
Long-term debt, net of discount and offering costs	$-	$14,561	$14,561
Additional paid-in capital	$571	$78	$649

As of December 30, 2018, the total principal amount due under the Term Loan was $16,400,000. As of the same date, the net carrying value of the Term Loan $15,400,000, which includes an unaccreted debt discount of $349,000 associated with the warrants and unamortized debt offering costs of $651,000. The Term Loan was repaid in full on January 29, 2019 and is categorized as “Term loan” in the accompanying financial statements.

The Company recognized interest expense on the Term Loan of $3,301,000 for the fiscal year ended December 30, 2018, which includes $400,000 of additional principal and $1,360,000 of prepayment penalties, $222,000 in accretion expense and $217,000 for amortization of debt offering costs.

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

Following the exchange, the remaining balance of the Related Party Debt was $950,000. As of December 30, 2018, the Related Party Debt had been repaid in full.

The transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.

The Company recognized interest expense on the note payable to FCCG of $888,000 for the fiscal year ended December 30, 2018 and $405,000 for the fiscal year ended December 31, 2017, respectively.

Note 11. MANDaTORilY REDEEMABLE PREFERRED STOCK

Series A Fixed Rate Cumulative Preferred Stock

On June 8, 2018, the Company filed a Certificate of Designation of Rights and Preferences of Series A Fixed Rate Cumulative Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of the State of Delaware (the “Certificate of Designation”), designating a total of 100,000 shares of Series A Preferred Stock. The Certificate of Designation contains the following terms pertaining to the Series A Preferred Stock:

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

As of December 30, 2018, there were 100,000 shares of Series A Preferred stock outstanding, issued in the following two transactions:

(i)	On June 7, 2018, the Company entered into a Subscription Agreement for the issuance and sale (the “Offering”) of 800 units (the “Units”), with each Unit consisting of (i) 100 shares of the Company’s newly designated Series A Fixed Rate Cumulative Preferred Stock (the “Series A Preferred Stock”) and (ii) warrants (the “Series A Warrants”) to purchase 125 shares of the Company’s Common Stock at $8.00 per share. The sales price of each Unit was $10,000, resulting in gross proceeds to the Company from the initial closing of $8,000,000 and the issuance of 80,000 shares of Series A Preferred Stock and Series A Warrants to purchase 100,000 shares of common stock (the “Subscription Warrants”).

(ii)

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

As of December 30, 2018, the net Series A Preferred Stock balance was $9,888,000 including an unaccreted debt discount of $99,000 associated with the warrants and unamortized debt offering costs of $14,000.

The Company recognized interest expense on the Series A Preferred Stock of $785,000 for the fiscal year ended December 30, 2018. Also, the Company recognized accretion expense on the Series A Preferred Stock of $13,000 for the fiscal year ended December 30, 2018, as well as $2,000 for the amortization of debt offering costs.

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

Series A-1 Fixed Rate Cumulative Preferred Stock

On July 3, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Certificate of Designation”), designating a total of 200,000 shares of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”). As of December 30, 2018, there were 45,000 shares of Series A-1 Preferred Stock issued and outstanding. The Series A-1 Certificate of Designation contains the following terms pertaining to the Series A-1 Preferred Stock:

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

As of December 30, 2018, there were 45,000 shares of Series A-1 Preferred Stock outstanding, issued in connection with the acquisition of Hurricane. On July 3, 2018, in connection with the acquisition of Hurricane, the Company agreed to issue $4,500,000 of equity units of the Company valued at $10,000 per unit, or a total of 450 units. Each unit consists of (i) 100 shares of the Company’s newly designated Series A-1 Preferred Stock and (ii) a warrant to purchase 125 shares of the Company’s Common Stock at $8.00 per share (the “Hurricane Warrants”). The Company also entered into a Registration Rights Agreement with the Sellers under which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission to register for resale the Series A-1 Preferred Stock and shares of Common Stock issuable upon exercise of the Hurricane Warrants and upon conversion of the Series A-1 Preferred Stock.

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

	Conversion Feature (equity component)	Hurricane Warrants (equity component)	Mandatorily Redeemable Series A-1 Preferred Stock (debt component)	Total
Hurricane Acquisition:
Gross proceeds	$90	$91	$4,319	$4,500
Issuance costs	-	-	35	35
Net proceeds	$90	$91	$4,284	$4,465

Subscription price per unit	$201.07	$201.07	$9,597.86	$10,000.00

Balance sheet impact at issuance:
Long-term debt, net of debt discount and offering costs	$-	$-	$4,284	$4,284
Additional paid-in capital	$90	$91	$-	$181

As of December 30, 2018, the net Series A-1 Preferred Stock balance was $4,303,000 including an unaccreted debt discount of $166,000 associated with the warrants and beneficial conversion feature and unamortized debt offering costs of $31,000.

The Company recognized interest expense on the Series A-1 Preferred Stock of $135,000 for the fiscal year ended December 30, 2018. Also, the Company recognized accretion expense on the Series A-1 Preferred Stock of $15,000, as well as $4,000 for the amortization of debt offering costs.

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

Note 12. Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $15,514,000 as of December 30, 2018. Beginning October 20, 2017, the receivable from FCCG bears interest at a rate of 10% per annum. During the fiscal year ended December 30, 2018, $1,125,000 of accrued interest income was added to the balance of the receivable from FCCG.

The balance of Due From Affiliates includes a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4.0 million made effective July 5, 2018 (the “Preferred Interest”). FCCG owns all of the common interests in HSD.

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

During the fiscal year ended December 30, 2018, the Company recognized payables to FCCG in the amount of $195,000 for use of FCCG’s net operating losses for tax purposes (See Note 8).

Note 13. SHAREHOLDERS’ EQUITY

As of December 30, 2018 and December 31, 2017, the total number of authorized shares of common stock was 25,000,000, and there were 11,546,589 and 10,000,000 shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the fiscal year ended December 30, 2018:

●	On April 16, 2018, the Company issued 153,600 shares of common stock at a value of $6.25 per share to FCCG in lieu of cash for payment of common stock dividends (See Note 16).

●	On June 15, 2018, the Company issued a total of 41,772 shares of common stock at a value of $7.90 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	One June 27, 2018, the Company and FCCG agreed to exchange $7,272,053 of an outstanding promissory note due to FCCG from the Company for 989,395 shares of Common Stock at a value of $7.35 per share. (See Note 10).

●	On July 16, 2018, the Company issued 157,765, shares of common stock at a value of $6.085 per share to FCCG in lieu of cash for payment of common stock dividends (See Note 16).

●	On September 20, 2018, the Company issued a total of 10,482 shares of common stock at a value of $8.59 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On October 31, 2018, the Company issued 176,877, shares of common stock at a value of $6.31 per share to FCCG in lieu of cash for payment of common stock dividends (See Note 16).

●	On December 10, 2018, the Company issued a total of 16,698 shares of common stock at a value of $5.39 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

Note 14. SHARE-BASED COMPENSATION

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for the fiscal year ended December 30, 2018 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 31, 2017	362,500	$12.00	8.8
Grants	335,000	$6.08	9.9
Forfeited	(30,000)	$12.00	9.1
Expired	-	$-	-
Stock options outstanding at December 30, 2018	667,500	$9.03	9.3
Stock options exercisable at December 30, 2018	119,173	$12.00	8.8

The assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	4.00% - 8.91%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	1.60% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $439,000 during the fiscal year ended December 30, 2018. There remains $433,000 of related share-based compensation expense relating to these non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 15. WARRANTS

From the Offering through December 30, 2018, the Company has issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 80,000 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $15 per share, and the Common Stock Warrants are valued at $124,000. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 100,000 shares of the Company’s common stock at $8.00 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 11). The Subscription Warrants are valued at $87,000. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,000 shares of the Company’s common stock at $8.00 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Notes 10 and 11). The Exchange Warrants are valued at $25,000. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 56,250 shares of the Company’s common stock at $8.00 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane (See Notes 3 and 11). The Hurricane Warrants are valued at $58,000. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 499,000 shares of the Company’s common stock at $7.35 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the $16 million credit facility with FB Lending, LLC (See Note 9). The Lender Warrant is valued at $592,000. The Lender Warrant may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 65,306 shares of the Company’s common stock at $7.35 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 9). The Placement Agent Warrants are valued at $78,000. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

The Company’s warrant activity for the fiscal year ended December 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2017	80,000	$15.00	3.81
Grants	745,556	$7.51	4.50
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Warrants outstanding at December 30, 2018	825,556	$8.23	4.43
Warrants exercisable at December 30, 2018	825,556	$8.23	4.43

The weighted average fair value of the warrants granted from the Offering through December 30, 2018 and the assumptions used in the Black-Scholes valuation model are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	5.00

Note 16. DIVIDENDS ON COMMON STOCK

The Company’s Board of Directors has declared the following quarterly dividends on common stock during the fiscal year ended December 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount of Dividend
February 8, 2018	March 30, 2018	April 16, 2018	$0.12	$1,200,000
June 27, 2018	July 6, 2018	July 16, 2018	$0.12	1,351,517
October 8, 2018	October 18, 2018	October 31, 2018	$0.12	1,362,362
				$3,913,879

Subsequent to fiscal 2018, the Company declared a stock dividend on February 7, 2019 equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the dividend. No fractional shares were issued, instead the Company paid stockholders cash-in-lieu of shares.

On each dividend payment date, FCCG elected to reinvest all, or a significant portion of, its dividend from its common shares of the Company at the closing market price of the shares on the payment date. As a result, on April 16, 2018, the Company issued 153,600 shares of common stock to FCCG at a price of $6.25 per share in satisfaction of $960,000 dividend payable. On July 16, 2018, the Company issued 157,765 shares of common stock to FCCG at a price of $6.085 per share in satisfaction of $960,000 dividend payable. On October 31, 2018, the Company issued 176,877 shares of common stock to FCCG at a price of $6.31 per share in satisfaction of the $1,116,091 dividend payable.

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

Note 17. Commitments and Contingencies

Litigation

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, plaintiff Eric Rojany, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Rojany v. FAT Brands Inc., in the Superior Court of California for the County of Los Angeles, Case No. BC708539. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants were responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. Plaintiff alleged that he intended to certify the complaint as a class action and sought compensatory damages in an amount to be determined at trial. On August 2, 2018, plaintiff Daniel Alden, another putative investor in the Company, filed a second putative class action lawsuit against the same defendants, entitled Alden v. FAT Brands, Inc., in the same court, Case No. BC716017. On September 17, 2018, Rojany and Alden were consolidated under the Rojany case caption and number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin filed a First Amended Consolidated Complaint (“FAC”) against the Company, Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc. and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. The FAC asserted the same claims as asserted in the original complaint. On November 13, 2018, Defendants filed a demurrer to the FAC. On January 25, 2019, the Court sustained Defendants’ demurrer to the FAC, with leave to amend in part. On February 25, 2019, Plaintiffs filed a Second Amended Consolidated Complaint (“SAC”) against Defendants. On March 27, 2019, Defendants filed a demurrer to the SAC. A stay of discovery in the action remains in effect pending resolution of Defendants’ demurrer to the SAC.

The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, plaintiff Adam Vignola, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Vignola v. FAT Brands Inc., in the United States District Court for the Central District of California, Case No. 2:18-cv-07469. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff alleged that he intended to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018.  On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Defendants, thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the FAC filed in Rojany. On March 18, 2019, Defendants filed a motion to dismiss the FAC or, in the alterative, to stay the action in favor of Rojany. The hearing on Defendants’ motion is scheduled for June 17, 2019. All discovery and other proceedings in this action are currently stayed by operation of the Private Securities Litigation Reform Act of 1995.

The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the above actions, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC under certain conditions relating to the Rojany and Vignola. These proceedings are in their early stages and the Company is unable to predict the ultimate outcome of these matters. There can be no assurance that the defendants will be successful in defending against these actions.

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources.

Operating Leases

The Company leases corporate headquarters located in Beverly Hills, California comprising 5,478 square feet of space, pursuant to a lease that expires on April 30, 2020. The Company also leases 1,775 square feet of space in Plano, TX for our administrative and culinary operations for Bonanza and Ponderosa pursuant to a lease that expires on March 31, 2021.

Our subsidiary, Yalla Acquisition, LLC, leases seven properties in California being operated as Yalla Mediterranean restaurants. It is our intention to identify franchisees who will operate these restaurants and assume the related lease liabilities.

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs.

Note 18. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Fiscal Year Ended December 30, 2018	Fiscal Year Ended December 31, 2017
United States	$14,023	$1,681
Other countries	4,344	492
Total revenues	$18,367	$2,173

Revenues are shown based on the geographic location of our licensee restaurants. All our assets are located in the United States.

During the fiscal years ended December 30, 2018 and December 31, 2017, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 19. OPERATING SEGMENTS

With minor exceptions, the Company’s operations are comprised exclusively of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. While there are variations in the brands, the nature of the Company’s business is fairly consistent across its portfolio. Consequently, management assesses the progress of the Company’s operations as a whole, rather than by brand or location which become more significant as the number of brands has increased.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, management has determined that the Company has one operating and reportable segment.

NOTE 20. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 30, 2018 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events, except as disclosed below:

Loan Agreement

On January 29, 2019, the Company refinanced its existing lending facility with FB Lending, LLC (See Note 9). The Company as borrower, and its subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (“Lion”). Pursuant to the Loan and Security Agreement, the Company borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and provide additional general working capital to the Company.

The term loan under the Loan and Security Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 20.0% and is payable quarterly. The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan and Security Agreement at any time upon prior notice to Lion without penalty, other than a make-whole provision providing for a minimum of six months’ interest. The Company is required to prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan and Security Agreement in connection with certain dispositions of assets, extraordinary receipts, issuances of additional debt or equity, or a change of control of the Company.

In connection with the Loan and Security Agreement, the Company issued to Lion a warrant to purchase up to 1,143,112 shares of the Company’s Common Stock at $0.01 per share (the “Lion Warrant”), exercisable only if the amounts outstanding under the Loan and Security Agreement are not repaid in full prior to October 1, 2019. If the Loan and Security Agreement is repaid in full prior to October 1, 2019, the Lion Warrant will terminate in its entirety.

As security for its obligations under the Loan Agreement, the Company granted a lien on substantially all of its assets to Lion. In addition, certain of the Company’s direct and indirect subsidiaries and affiliates entered into a Guaranty (the “Guaranty”) in favor of Lion, pursuant to which they guaranteed the obligations of the Company under the Loan and Security Agreement and granted as security for their guaranty obligations a lien on substantially all of their assets.

The Loan and Security Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur other indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, in each case subject to customary exceptions. The Loan and Security Agreement also includes customary events of default that include, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, events that result in a material adverse effect (as defined in the Loan and Security Agreement), cross default to other material indebtedness, bankruptcy, insolvency and material judgments. The occurrence and continuance of an event of default could result in the acceleration of the Company’s obligations under the Loan and Security Agreement and an increase in the interest rate by 5.0% per annum.

Dividend Payable

On February 7, 2019, the Company declared a stock dividend equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the dividend. No fractional shares were issued, instead the Company paid stockholders cash-in-lieu of shares.

Share Issuance

On February 22, 2019, the Company issued a total of 15,384 shares of common stock at a value of $5.85 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

FAT BRANDS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2018

	Dollars in thousands
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Recoveries	Balance at End of Period
Allowance for:
Trade notes and accounts receivable	$713	$89	$(58)	$744

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

Fiscal Year End: The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday closest to December 31. Consistent with the industry, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year method means a 53rd week is added to the fiscal year every 5 or 6 years. The accompanying financial statements reflect the Company’s interim period beginning December 26, 2016 and ending on October 19, 2017, the date prior to the contribution to Fat Brands Inc.

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

Segment information: The Company owns international and domestic licensed operations. Our chief operating decision maker (“CODM”) is our Chief Executive Officer; our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, management has determined that the Company has one reportable operating segment and one reportable segment.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT BRANDS INC.

By:	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer

The undersigned directors and officers of FAT Brands Inc. do hereby constitute and appoint Andrew A. Wiederhorn and Rebecca D. Hershinger, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

DATE	NAME AND TITLE

March 29, 2019	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer and Director (Principal Executive Officer)

March 29, 2019	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

March 29, 2019	/s/ Edward Rensi
Edward Rensi, Chairman of the Board

March 29, 2019	/s/ Marc L. Holtzman
Marc L. Holtzman, Director

March 29, 2019	/s/ Squire Junger
Squire Junger, Director

March 29, 2019	/s/ Silvia Kessel
Silvia Kessel, Director

March 29, 2019	/s/ Jeff Lotman
Jeff Lotman, Director

March 29, 2019	/s/ James Neuhauser
James Neuhauser, Director

55

EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, effective October 19, 2017.	10-Q	3.1	12/04/2017
3.2	Bylaws of the Company, effective May 21, 2017	1-A	3.2	09/27/2017
3.3	Certificate of Designation of Rights and Preferences of Series A Fixed Rate Cumulative Preferred Stock	8-K	3.1	06/13/2018
3.4	Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock	8-K	3.1	07/10/2018
3.5	Certificate of Amendment of Certificate of Designation of Series A Fixed Rate Cumulative Preferred Stock	8-K	3.1	02/28/2019
3.6	Certificate of Amendment of Certificate of Designation of Series A-1 Fixed Rate Cumulative Preferred Stock	8-K	3.2	02/28/2019
4.1	Warrant to Purchase Common Stock, dated October 20, 2017, issued to Tripoint Global Equities, LLC.	10-Q	4.1	12/04/2017
4.2	Warrant to Purchase Common Stock, dated June 7, 2018, issued to Trojan Investments, LLC	10-Q	4.1	08/15/2018
4.3	Warrant to Purchase Common Stock, dated June 27, 2018, issued to Fog Cutter Capital Group, Inc.	10-Q	4.2	08/15/2018
4.4	Form of Warrants to Purchase Common Stock, dated July 3, 2018, issued to sellers of Hurricane AMT, LLC	8-K	4.1	07/10/2018
4.5	Warrant to Purchase Common Stock, dated July 3, 2018, issued to FB Lending, LLC	8-K	4.2	07/10/2018
4.6	Warrant to Purchase Common Stock, dated January 29, 2019, issued to The Lion Fund, L.P. and The Lion Fund II, L.P.	8-K	4.1	02/04/2019
10.1	Contribution Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.	10-Q	10.1	12/04/2017
10.2	Tax Sharing Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.	10-Q	10.2	12/04/2017
10.3	Voting Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.	10-Q	10.3	12/04/2017
10.4	Form of Indemnification Agreement, dated October 20, 2017, between the Company and each director and executive officer.	1-A	6.3	09/06/2017
10.5	2017 Omnibus Equity Incentive Plan	1-A	6.1	09/27/2017
10.6	Office Lease, dated November 10, 2016, by and among Duesenberg Investment Company, LLC, Fatburger North America, Inc., Fog Cutter Capital Group Inc., and Fatburger Corporation	1-A	6.2	09/06/2017
10.7	Securities Purchase Agreement, dated as of April 27, 2018, by and between the Company and TCA Global Credit Master Fund, LP	8-K	10.1	05/03/2018
10.8	Senior Secured Redeemable Debenture, dated as of April 27, 2018, issued by the Company to TCA Global Credit Master Fund, LP	8-K	10.2	05/03/2018
10.9	Guaranty Agreement, dated April 27, 2018, by and among Fog Cutter Capital Group, Inc., Fatburger North America Inc., Buffalo’s Franchise Concepts Inc., Ponderosa Franchising Company, and Bonanza Restaurant Company, in favor of TCA Global Credit Master Fund, LP	8-K	10.3	05/03/2018
10.10	Security Agreement, dated April 27, 2018, by and between the Company and TCA Global Credit Master Fund, LP	8-K	10.4	05/03/2018
10.11	Registration Rights Agreement, dated June 7, 2018, with Trojan Investments, LLC	8-K	10.2	06/13/2018
10.12	Investor Rights and Voting Agreement, dated June 7, 2018, with Trojan Investments, LLC	8-K	10.3	06/13/2018
10.13	Amended and Restated Membership Interest Purchase Agreement (Hurricane AMT, LLC), dated July 2, 2018, by and among the Company, Gama Group LLC, Salient Point Trust, Satovsky Enterprises, LLC, Mapes Holdings LLC and Martin O’Dowd.	8-K	2.1	07/10/2018
10.14	Form of Registration Rights Agreement, dated July 3, 2018, by and between the Company and the Sellers under the Amended and Restated Membership Interest Purchase Agreement	8-K	10.1	07/10/2018
10.15	Loan and Security Agreement, dated July 3, 2018, by and among the Company, Fatburger North America, Inc., Ponderosa Franchising Company LLC, Bonanza Restaurant Company LLC, Ponderosa International Development, Inc., Puerto Rico Ponderosa, Inc., Buffalo’s Franchise Concepts, Inc., Buffalo’s Franchise Concepts Inc., Fatburger Corporation and Homestyle Dining, LLC, and FB Lending, LLC	8-K	10.2	07/10/2018
10.16	Guaranty, dated July 3, 2018, by and among Fatburger North America, Inc., Ponderosa Franchising Company LLC, Bonanza Restaurant Company LLC, Ponderosa International Development, Inc., Puerto Rico Ponderosa, Inc., Buffalo’s Franchise Concepts, Inc., Buffalo’s Franchise Concepts Inc., Fatburger Corporation and Homestyle Dining, LLC, in favor of FB Lending, LLC	8-K	10.3	07/10/2018
10.17	Note Exchange Agreement, dated June 27, 2018	10-Q	10.8	8/15/2018
10.17.1	Amendment to Note Exchange Agreement, dated August 14, 2018	10-Q	10.8.1	8/15/2018
10.18	Intellectual Property Purchase Agreement and License, dated as of November 30, 2018, by and among the Company, Yalla Mediterranean, LLC, and Yalla Mediterranean Franchising Company, LLC.	8-K	2.1	12/10/2018
10.19	Master Transaction Agreement, dated as of November 30, 2018, by and among the Company, Yalla Mediterranean, LLC, and VPC SBIC, LP.	8-K	2.2	12/10/2018
10.20	Loan and Security Agreement, dated January 29, 2019, by and among the Company, the Guarantors named therein, and The Lion Fund, L.P. and The Lion Fund II, L.P., as Lenders	8-K	10.1	02/04/2019
10.21	Guaranty, dated January 29, 2019, by and among Fatburger North America, Inc., Ponderosa Franchising Company LLC, Bonanza Restaurant Company LLC, Ponderosa International Development, Inc., Puerto Rico Ponderosa, Inc., Buffalo’s Franchise Concepts, Inc., Hurricane AMT, LLC, Fatburger Corporation and Homestyle Dining, LLC, in favor of The Lion Fund, L.P. and The Lion Fund II, L.P., as Lenders	8-K	10.2	02/04/2019
21.1	Significant Subsidiaries				X
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document	X
(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document	X
(Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
(Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
(Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
(Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(Furnished)

56