Form 10-Q
period 2019-03-31
Fat Brands, Inc
filed 2019-05-14
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38250

FAT Brands Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1302696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 10, 2019, there were 11,807,349 shares of common stock outstanding.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2019	December 30, 2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$690	$653
Accounts receivable, net of allowance for doubtful accounts of $641 and $595, respectively	2,076	1,779
Trade notes receivable, net of allowance for doubtful accounts of $37	66	65
Assets classified as held for sale, net	716	-
Advertising expenditures in excess of collections	167	-
Other current assets	1,485	1,042
Total current assets	5,200	3,539

Trade notes receivable – noncurrent, net of allowance for doubtful accounts of $112	195	212
Due from affiliates	17,796	15,514
Deferred income taxes	2,136	2,236
Right of use assets	1,057	-
Goodwill	10,391	10,391
Other intangible assets, net	23,181	23,289
Other assets	433	2,779
Total assets	$60,389	$57,960

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$6,297	$4,415
Accrued expenses	3,067	3,705
Accrued advertising	-	369
Accrued interest payable	709	2,250
Deferred income	1,056	1,076
Dividend payable on mandatorily redeemable preferred shares	453	391
Current portion of operating lease liability	347	-
Current portion of long-term debt	-	15,400
Total current liabilities	11,929	27,606

Deferred income - noncurrent	6,375	6,621
Acquisition purchase price payable	1,821	3,497
Operating lease liability	711	-
Mandatorily redeemable preferred shares, net	14,207	14,191
Deferred dividend payable on mandatorily redeemable preferred shares	328	228
Long-term debt	19,757	-
Other liabilities	63	78
Total liabilities	55,191	52,221

Commitments and contingencies (Note 18)

Stockholders’ equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,807,349 and 11,546,589 shares issued and outstanding at March 31, 2019 and December 30, 2018, respectively	10,926	10,757
Accumulated deficit	(5,728)	(5,018)
Total stockholders’ equity	5,198	5,739
Total liabilities and stockholders’ equity	$60,389	$57,960

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

For the thirteen weeks ended March 31, 2019 and April 1, 2018 (Unaudited)

	2019	2018

Revenue
Royalties	$3,463	$2,572
Franchise fees	313	399
Store opening fees	105	-
Advertising fees	976	596
Other revenue	16	18
Total revenue	4,873	3,585

Costs and expenses
Compensation expense	1,547	1,331
Professional fees expense	467	210
Public company expense	283	220
Advertising expense	976	596
Refranchising restaurant costs and expenses, net of revenue	518	-
Other	286	287
Total costs and expenses	4,077	2,644

Income from operations	796	941

Other income (expense), net
Interest expense, net	(1,686)	(214)
Interest expense related to mandatorily redeemable preferred shares	(431)	-
Depreciation and amortization	(131)	(33)
Other income (expense), net	24	(1)
Total other expense, net	(2,224)	(248)

(Loss) income before income tax (benefit) expense	(1,428)	693

Income tax (benefit) expense	(718)	184

Net (loss) income	$(710)	$509

Basic (loss) income per common share	$(0.06)	$0.05
Basic weighted average shares outstanding	11,636,433	10,000,000
Diluted (loss) income per common share	$(0.06)	$0.05
Diluted weighted average shares outstanding	11,636,433	10,000,000
Cash dividends declared per common share	$-	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at December 30, 2018	11,546,589	$1	$10,756	$10,757	$(5,018)	$5,739
Net loss	-	-	-	-	(710)	(710)
Common stock dividend	245,376	-	-	-	-	-
Cash paid in lieu of fractional shares	-	-	(2)	(2)	-	(2)
Issuance of common stock in lieu of director fees payable	15,384	-	90	90	-	90
Share-based compensation	-	-	81	81	-	81

Balance at March 31, 2019	11,807,349	$1	$10,925	$10,926	$(5,728)	$5,198

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

For the thirteen weeks ended March 31, 2019 and April 1, 2018

	2019	2018
Cash flows from operating activities
Net (loss) income	$(710)	$509
Adjustments to reconcile net (loss) income to net cash provided by operations:
Deferred income taxes	100	(32)
Depreciation and amortization	131	33
Share-based compensation	81	125
Accretion of term loans	1,032	-
Change in operating right of use assets and lease liabilities	27	-
Accretion of mandatorily redeemable preferred shares	16	-
Accretion of purchase price liability	54	-
Recovery of bad debts	(91)	(8)
Change in:
Accounts receivable	(206)	(98)
Trade notes receivable	16	12
Other current assets	(443)	(121)
Accounts payable and accrued expense	1,244	901
Accrued advertising	(536)	(45)
Accrued interest payable	(1,541)	(405)
Deferred income	(266)	(146)
Dividend payable on mandatorily redeemable preferred shares	162	-
Other	(51)	-
Total adjustments	(271)	216
Net cash (used in) provided by operating activities	(981)	725

Cash flows from investing activities
Additions to property and equipment	(23)	(82)
Net cash used in investing activities	(23)	(82)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	19,725	-
Repayments of borrowings	(16,400)	(657)
Change in due from affiliates	(2,282)	(47)
Dividends paid in cash	(2)	-
Other	-	44
Net cash provided by (used in) financing activities	1,041	(660)

Net increase (decrease) in cash	37	(17)
Cash at beginning of period	653	32
Cash at end of period	$690	$15

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,748	$857
Cash paid for income taxes	$50	$-

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital lease	$-	$82
Dividends declared and payable	$-	$1,200
Director fees converted to common stock	$90	$-
Income taxes payable (receivable) adjusting amounts due from affiliates	$(467)	$139

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. ORGANIZATION AND RELATIONSHIPS

FAT Brands Inc. (the “Company”) was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, the Company completed an initial public offering and issued additional shares of common stock representing 20 percent of its ownership (the “Offering”). The Company’s common stock trades on the Nasdaq Capital Market under the symbol “FAT.” At March 31, 2019, FCCG continues to control a significant voting majority of the Company.

The Company is a multi-brand franchisor specializing in fast casual and casual dining restaurant concepts around the world. As of March 31, 2019, the Company owns and franchises seven restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, and Yalla Mediterranean. Combined, these brands have over 340 locations open and more than 200 under development in 32 countries.

The Company licenses the right to use its brand names and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – The Company operates its franchising business on a 52 or a 53 week calendar and the fiscal year ends on the last Sunday of December. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Both the year 2019 and the year 2018 are 52-week years.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries: Fatburger North America, Inc. (“Fatburger”); Buffalo’s Franchise Concepts, Inc. (“Buffalo’s”); Ponderosa Franchising Company, Bonanza Restaurant Company, Ponderosa International Development, Inc. and Puerto Rico Ponderosa, Inc. (collectively, “Ponderosa”); Hurricane AMT, LLC (“Hurricane”); Yalla Mediterranean Franchising Company, LLC and Yalla Acquisition, LLC (collectively, the “Yalla Business”).

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

Assets classified as held for sale – Assets are classified as held for sale when the Company commits to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s consolidated balance sheet, net of related liabilities. Assets classified as held for sale are not depreciated. However, interest and other expenses attributable to the liabilities associated with assets classified as held for sale continue to be accrued.

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

Income taxes – Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal and California (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its tax liability would have been had it filed a separate return. As such, the Company accounts for income taxes as if it filed separately from FCCG.

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

Store opening fees – The Company recognizes store opening fees from $35,000 to $60,000 depending on brand and domestic versus international stores, from the up-front fees collected from franchisees. The remaining balance of the up-front fees are then amortized as franchise fees over the life of the franchise agreement. If the fees collected are less than the respective store opening fee amounts, the full up-front fees are recognized at opening. The store opening fees are based on out-of-pocket costs to the Company for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized are higher due to the additional cost of travel.

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

Share-based compensation – The Company has a stock option plan which provides for options to purchase shares of the Company’s common stock. Options issued under the plan may have a variety of terms as determined by the Board of Directors including the option term, the exercise price and the vesting period. Options granted to employees and directors are valued at the date of grant and recognized as an expense over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Stock options issued to non-employees as compensation for services are accounted for based upon the estimated fair value of the stock option. The Company recognizes this expense over the period in which the services are provided. Management utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options issued by the Company. See Note 15 for more details on the Company’s share-based compensation.

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

The Company declared a stock dividend on February 7, 2019 and issued 245,376 shares of common stock in satisfaction of the dividend (See Note 17). Unless otherwise noted, earnings per share and other share-based information for 2019 and 2018 have been adjusted retrospectively to reflect the impact of the stock dividend.

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company adopted Topic 718 on December 31, 2018. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This ASU makes amendments to multiple codification Topics. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. The Company adopted ASU 2018-09 on December 31, 2018. The adoption of this ASU did not have a material effect on the Company’s financial position, results of operations, and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted Topic 842 using the modified retrospective approach, using a date of initial application of December 31, 2018. The Company also elected the package of practical expedients permitted under the standard, which allowed the company to carry forward historical lease classifications. The adoption of this standard on December 31, 2018 resulted in the Company recording Right of Use Assets and Lease Liabilities on its consolidated financial statements as of that date in the amount of $4,313,000 and $4,225,000, respectively. The adoption of this standard did not have a significant effect on the amount of lease expense recognized by the Company.

Adopting the new accounting standard for leases affected various financial statement line items for the thirteen weeks ended March 31, 2019. The following table provides the affected amounts as reported in these unaudited consolidated financial statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of March 31, 2019 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Right of use assets	$1,057	$-
Assets classified as held for sale	$716	$750
Lease liabilities	$1,058	$-

Recently Issued Accounting Standards

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

The FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The effects of this standard on the Company’s financial position, results of operations or cash flows are not expected to be material.

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

The Company, through a subsidiary, acquired the intellectual property used in connection with the Yalla Business pursuant to the IP Agreement. Under the terms of the IP Agreement, the purchase price for the intellectual property will be paid in the form of an earn-out, calculated as the greater of $1,500,000 or 400% of Yalla Income, which includes gross franchise royalties as well as other items, as defined in the IP Agreement. The seller can require the Company to pay the purchase price in up to two installments during the ten-year period following the acquisition. At the time of the acquisition, the purchase price recorded for the intellectual property was $1,790,000. As of March 31, 2019, the purchase price payable totaled $1,821,000 which includes the accretion of interest expense at an effective interest rate of 5.4%.

Additionally, pursuant to the Master Agreement, the Company agreed to acquire the assets, agreements and other properties of each of the seven existing Yalla Mediterranean restaurants during a marketing period specified in the Master Agreement (the “Marketing Period”). The purchase price will be the greater of $1,000,000 or the sum of (i) the first $1,750,000 of gross sale proceeds received from the sale of the Yalla Mediterranean restaurants to franchisee/purchasers, plus (ii) the amount, if any, by which fifty percent (50%) of the net proceeds (after taking into consideration operating income or loss and transaction costs and expenses) from the sale of the Yalla Mediterranean restaurants exceeds $1,750,000. At the time of the acquisition, the purchase price recorded for the net tangible assets relating to the seven existing Yalla Mediterranean restaurants was $1,700,000. As of March 31, 2019, the purchase price payable totaled $1,730,000 which includes the accretion of interest expense at an effective interest rate of 5.4%.

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

nOTE 4. ASSETS CLASSIFIED AS HELD FOR SALE

As part of its ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations. As of March 31, 2019, the Company met all of the criteria requiring that certain assets used in the operation of seven Yalla Mediterranean restaurants be classified as held for sale. It is the intention of the Company to sell the restaurant assets to owners who will operate them as franchises. As a result, the following assets and related liabilities have been classified as held for sale on the accompanying consolidated balance sheet as of March 31, 2019 (in thousands):

March 31, 2019

Property, plant and equipment	$2,480
Operating lease right of use assets	3,745
Acquisition purchase price payable	(1,730)
Operating lease liability	(3,779)
Total	$716

During the refranchising period, the Company is operating the seven Yalla restaurants. During the thirteen weeks ended March 31, 2019, the restaurants incurred refranchising restaurant costs and expenses, net of revenue of $518,000 as follows (in thousands):

Restaurant sales	$1,832
Cost of restaurant sales	(630)
Other restaurant operating costs	(1,720)
$(518)

Note 5. Trade NOTES RECEIVABLE

Trade notes receivable are created when the settlement of a delinquent franchisee receivable account is reached, and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of March 31, 2019, these trade notes receivable totaled $261,000, which was net of reserves of $149,000.

Note 6. GOODWILL

Goodwill consists of the following (in thousands):

	March 31, 2019	December 30, 2018
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Ponderosa	1,462	1,462
Yalla	263	263
Total goodwill	$10,391	$10,391

Note 7. OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2019	December 30, 2018
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa	7,230	7,230
Yalla	1,530	1,530
Total trademarks	17,762	17,762

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(241)	(161)
Ponderosa – cost	1,640	1,640
Ponderosa – accumulated amortization	(160)	(132)
Total franchise agreements	5,419	5,527
Total	$23,181	$23,289

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2019	$324
2020	432
2021	432
2022	432
2023	432
Thereafter	3,367
Total	$5,419

Note 8. DEFERRED INCOME

Deferred income is as follows (in thousands):

	March 31, 2019	December 30, 2018

Deferred franchise fees	$6,498	$6,711
Deferred royalties	595	653
Deferred advertising revenue	338	333
Total	$7,431	$7,697

Note 9. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal and California (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $17,796,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

As of March 31, 2019, FCCG had a federal net operating loss carryforward (the “NOL”) of approximately $88,913,000, which may be used to offset future consolidated taxable income. The NOL expires if not used within twenty years of origination. The following schedule reflects the timing and amount of the NOL that is subject to potential expiration if unused by the end of the indicated fiscal year (in thousands):

Fiscal year:
2019	$12,654
2020	25,045
2021	2,844
2022	46
2023	76
Thereafter	48,248
Total	$88,913

For financial reporting purposes, the Company has recorded a tax benefit calculated as if the Company files its tax returns on a stand-alone basis. The amount receivable from FCCG determined by this calculation of $467,000 was added to amounts due from FCCG as of March 31, 2019 (See Note 13).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2019	December 30, 2018
Deferred tax assets (liabilities)
Deferred income	$2,202	$1,779
Reserves and accruals	350	346
Intangibles	(572)	(532)
Deferred state income tax	(81)	(72)
Tax credits	23	126
Share-based compensation	119	131
NOL carryforward	108	-
Interest expense	-	439
Other	(13)	19
Total	$2,136	$2,236

Components of the income tax (benefit) expense are as follows (in thousands):

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
Current
Federal	$(467)	$140
State	(175)	28
Foreign	(182)	48
	(824)	216
Deferred
Federal	30	(19)
State	76	(13)
	106	(32)
Total income tax (benefit) expense	$(718)	$184

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018

Tax benefit at statutory rate	$(300)	$146
State and local income taxes	(78)	13
Foreign taxes	(183)	-
Tax credits	183	-
Dividends on mandatorily redeemable preferred stock	(327)	-
Other	(13)	25
Total income tax (benefit) expense	$(718)	$184

As of March 31, 2019, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of March 31, 2019.

NOTE 10. LEASES

The Company has operating leases for corporate offices and for the seven restaurant properties used in the Yalla business. The leases have remaining lease terms ranging from 1.1 years to 8.3 years. Three of the leases also have options to extend the term for 5 to 10 years. The Company recognized lease expense of $347,000 and $75,000 for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively. The weighted average remaining lease term of the operating leases (not including optional lease extensions) at March 31, 2019 was 6.0 years.

Right of use (“ROU”) assets and lease liabilities relating to the operating leases as of March 31, 2019 are as follows (in thousands):

	March 31, 2019	December 30, 2018

Right of use assets	$4,802	$-
Lease liabilities	$4,837	$-

The right of use assets and lease liabilities include obligations relating to the optional term extensions available on two of the leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 15.9%.

The contractual future maturities of the Company’s operating lease liabilities, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2019	$1,014
2020	1,204
2021	1,113
2022	1,010
2023	1,036
Thereafter	4,387
Total lease payments	9,764
Less imputed interest	4,927
Total	$4,837

Supplemental cash flow information for the thirteen weeks ended March 31, 2019 related to leases is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$307
ROU assets obtained in exchange for new lease obligations:
Operating lease liabilities	$696

Note 11. DEBT

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

In connection with the Loan Agreement, the Company also issued warrants to purchase up to 509,604 shares of the Company’s Common Stock at $7.20 per share to the Lender (the “Lender Warrant”). Warrants were also issued to certain loan placement agents to purchase 66,691 shares of the Company’s common stock at $7.20 per share (the “Placement Agent Warrants”) (See Note 16).

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

On January 29, 2019, the Company refinanced the FB Lending term loan. The payoff amount was $18,095,000 which included principal in the amount of $16,400,000 and accrued interest and prepayment fees of $1,695,000. During the thirteen weeks ended March 31, 2109, the Company recorded interest expense of $1,337,000 relating to the FB Lending term loan, primarily relating to the charge off of unaccreted debt discount of $349,000 and unamortized debt offering costs of $651,000. The effective interest rate for the Term Loan is 29.8%.

Loan Agreement

On January 29, 2019, the Company as borrower, and its subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (“Lion”). Pursuant to the Loan and Security Agreement, the Company borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and provide additional general working capital to the Company.

The term loan under the Loan and Security Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 20.0% and is payable quarterly. The Company may prepay all or a portion of the outstanding principal and accrued and unpaid interest under the Loan and Security Agreement at any time upon prior notice to Lion without penalty, other than a make-whole provision providing for a minimum of six months’ interest. The Company is required to prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan and Security Agreement in connection with certain dispositions of assets, extraordinary receipts, issuances of additional debt or equity, or a change of control of the Company.

In connection with the Loan and Security Agreement, the Company issued to Lion a warrant to purchase up to 1,167,404 shares of the Company’s Common Stock at $0.01 per share (the “Lion Warrant”), exercisable only if the amounts outstanding under the Loan and Security Agreement are not repaid in full prior to October 1, 2019. If the Loan and Security Agreement is repaid in full prior to October 1, 2019, the Lion Warrant will terminate in its entirety.

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

On the issuance date, the Company evaluated the allocation of the proceeds between the Loan and Security Agreement and the Lion Warrant based on the relative fair values of each. Since the Lion Warrant only becomes effective if the amounts outstanding under the Loan and Security Agreement are not repaid in full prior to October 1, 2019, no value was assigned to it as of the grant date. The Company intends to refinance the debt prior to the beginning of the exercise period of the Lion Warrant. Accordingly, the aggregate values assigned upon issuance of each component were as follows (in thousands):

	Warrants (equity component)	Loan and Security Agreement (debt component)	Total
Gross proceeds	$-	$20,000	$20,000
Issuance costs	-	(275)	(275)
Net proceeds	$-	$19,725	$19,725

Balance sheet impact at issuance:
Long-term debt, net of discount and offering costs	$-	$19,725	$19,725

As of March 31, 2019, the total principal amount due under the Loan and Security Agreement was $20,000,000. As of the same date, the net carrying value of the Loan and Security Agreement was $19,757,000, which is net of unamortized debt offering costs of $243,000.

The Company recognized interest expense on the Loan and Security Agreement of $720,000 for the thirteen weeks ended March 31, 2019, which includes $32,000 for amortization of debt offering costs. The effective interest rate for the facility under the Loan and Security Agreement is 20.9%.

Note 12. MANDaTORilY REDEEMABLE PREFERRED STOCK

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

As of March 31, 2019, there were 100,000 shares of Series A Preferred stock outstanding, issued in the following two transactions:

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

The Company classifies the Series A Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at $100.00 per share on the Mandatory Redemption Date. As of March 31, 2019, the net Series A Preferred Stock balance was $9,894,000 including an unaccreted debt discount of $93,000 and unamortized debt offering costs of $13,000.

The Company recognized interest expense on the Series A Preferred Stock of $354,000 for the thirteen weeks ended March 31, 2019, which includes accretion expense of $5,000 as well as $1,000 for the amortization of debt offering costs. The effective interest rate for the Series A Preferred Stock is 14.2%.

Series A-1 Fixed Rate Cumulative Preferred Stock

On July 3, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Certificate of Designation”), designating a total of 200,000 shares of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”). As of March 31, 2019, there were 45,000 shares of Series A-1 Preferred Stock issued and outstanding. The Series A-1 Certificate of Designation contains the following terms pertaining to the Series A-1 Preferred Stock:

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

As of March 31, 2019, there were 45,000 shares of Series A-1 Preferred Stock outstanding.

The Company classifies the Series A-1 Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at $100.00 per share on the Series A-1 Mandatory Redemption Date.

As of March 31, 2019, the net Series A-1 Preferred Stock balance was $4,313,000 including an unaccreted debt discount of $158,000 and unamortized debt offering costs of $29,000.

The Company recognized interest expense on the Series A-1 Preferred Stock of $77,000 for the thirteen weeks ended March 31, 2019, which included recognized accretion expense of $8,000, as well as $2,000 for the amortization of debt offering costs. The effective interest rate for the Series A-1 Preferred Stock is 6.9%.

The issuance of the Series A Preferred Stock and Series A-1 Preferred Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the investors in the Offering represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives.

Note 13. Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $17,796,000 as of March 31, 2019. The receivable from FCCG bears interest at a rate of 10% per annum. During the thirteen weeks ended March 31, 2019, $415,000 of accrued interest income was added to the balance of the receivable from FCCG.

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

During the thirteen weeks ended March 31, 2019, the Company recorded a receivable from FCCG in the amount of $467,000 under the Tax Sharing Agreement. (See Note 9).

Note 14. SHAREHOLDERS’ EQUITY

As of March 31, 2019 and December 30, 2018, the total number of authorized shares of common stock was 25,000,000, and there were 11,807,349 and 11,546,589 (unadjusted for the issuance of shares related to the common stock dividend during the first quarter of 2019) shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the thirteen weeks ended March 31, 2019:

●	On February 7, 2019, the Company declared a stock dividend equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the dividend. The number of common shares issued prior to the record date of the stock dividend have been adjusted retrospectively for the effects of the stock dividend.

●	On February 22, 2019, the Company issued a total of 15,384 shares of common stock at a value of $5.85 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

Note 15. SHARE-BASED COMPENSATION

Effective September 30, 2017, the Company adopted the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The Plan provides a maximum of 1,021,250 shares available for grant.

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for the thirteen weeks ended March 31, 2019 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 30, 2018	681,633	$8.84	9.1
Grants	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Stock options outstanding at March 31, 2019	681,633	$8.84	9.1
Stock options exercisable at March 31, 2019	121,693	$11.75	8.6

The assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	4.00% - 8.91%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	1.60% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $81,000 during the thirteen weeks ended March 31, 2019. There remains $353,000 of related share-based compensation expense relating to these non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 16. WARRANTS

As of March 31, 2019, the Company had issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 81,700 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $14.69 per share, and the Common Stock Warrants were valued at $124,000 at the date of grant. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 102,125 shares of the Company’s common stock at $7.83 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 12). The Subscription Warrants were valued at $87,000 at the date of grant. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,530 shares of the Company’s common stock at $7.83 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Notes 12). The Exchange Warrants were valued at $25,000 at the date of grant. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 57,439 shares of the Company’s common stock at $7.83 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane. The Hurricane Warrants were valued at $58,000 at the date of grant. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 509,604 shares of the Company’s common stock at $7.20 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the $16 million credit facility with FB Lending, LLC (See Note 11). The Lender Warrant was valued at $592,000 at the date of grant. The Lender Warrant may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 66,691 shares of the Company’s common stock at $7.20 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 11). The Placement Agent Warrants were valued at $78,000 at the date of grant. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on January 29, 2019, in connection with the Loan and Security Agreement (See Note 11), to purchase up to 1,167,404 shares of the Company’s Common Stock at $0.01 per share (the “Lion Warrant”), exercisable at any time between October 1, 2019 and January 29, 2024, but only if the amounts outstanding under the Loan and Security Agreement are not repaid in full prior to October 1, 2019. If the Loan and Security Agreement is repaid in full prior to October 1, 2019, the Lion Warrant will terminate in its entirety. The Lion Warrants were not valued at the date of grant due to the contingency relating to their exercise.

The Company’s warrant activity for the thirteen weeks ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 30, 2018	843,089	$8.06	4.2
Grants	1,167,404	$0.01	4.8
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Warrants outstanding at March 31, 2019	2,010,493	$3.39	4.6
Warrants exercisable at March 31, 2019	843,089	$8.06	4.2

The range of assumptions used in the Black-Scholes valuation model to record basis of the warrants as of the grant dates are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	5.00

Note 17. DIVIDENDS ON COMMON STOCK

The Company declared a stock dividend on February 7, 2019 equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the dividend. As no fractional shares were issued, the Company paid stockholders cash in lieu of fractional shares.

Note 18. Commitments and Contingencies

Litigation

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, plaintiff Eric Rojany, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Rojany v. FAT Brands Inc., in the Superior Court of California for the County of Los Angeles, Case No. BC708539. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants were responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. Plaintiff alleged that he intended to certify the complaint as a class action and sought compensatory damages in an amount to be determined at trial. On August 2, 2018, plaintiff Daniel Alden, another putative investor in the Company, filed a second putative class action lawsuit against the same defendants, entitled Alden v. FAT Brands, Inc., in the same court, Case No. BC716017. On September 17, 2018, Rojany and Alden were consolidated under the Rojany case caption and number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin filed a First Amended Consolidated Complaint (“FAC”) against the Company, Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc. and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. The FAC asserted the same claims as asserted in the original complaint. On November 13, 2018, Defendants filed a demurrer to the FAC. On January 25, 2019, the Court sustained Defendants’ demurrer to the FAC, with leave to amend in part. On February 25, 2019, Plaintiffs filed a Second Amended Consolidated Complaint (“SAC”) against Defendants. On March 27, 2019, Defendants filed a demurrer to the SAC. The hearing for Defendants’ demurrer is scheduled for June 21, 2019. A stay of discovery in the action remains in effect pending resolution of Defendants’ demurrer to the SAC.

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

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the above actions, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC under certain conditions relating to the Rojany and Vignola matters. These proceedings are in their early stages and the Company is unable to predict the ultimate outcome of these matters. There can be no assurance that the defendants will be successful in defending against these actions.

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources.

Operating Leases

The Company leases corporate headquarters located in Beverly Hills, California comprising 5,478 square feet of space, pursuant to a lease that expires on April 30, 2020, as well as an additional 2,915 square feet of space pursuant to a lease amendment that expires on February 29, 2024. The Company also leases 1,775 square feet of space in Plano, TX for our administrative and culinary operations for Bonanza and Ponderosa pursuant to a lease that expires on March 31, 2021.

The Company’s subsidiary, Yalla Acquisition, LLC, leases seven properties in California being operated as Yalla Mediterranean restaurants. It is management’s intention to identify franchisees who will operate these restaurants and assume the related lease liabilities.

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs.

Note 19. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018
United States	$4,011	$2,748
Other countries	862	837
Total revenues	$4,873	$3,585

Revenues are shown based on the geographic location of our licensee restaurants. All our assets are located in the United States.

During the thirteen weeks ended March 31.2019 and April 1, 2018, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 20. OPERATING SEGMENTS

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

As part of its ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations. During the refranchising period, the Company may operate the restaurants.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, management has determined that the Company has one operating and reportable segment.

NOTE 21. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from March 31, 2019 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended March 31, 2019 and April 1, 2018, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 29,2019 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Business overview

FAT Brands Inc., formed in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), is a leading multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. As a franchisor, we generally do not own or operate restaurant locations, but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. This asset light franchisor model provides the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk, such as long-term real estate commitments or capital investments. Our scalable management platform enables us to add new stores and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant corporate overhead synergies. The acquisition of additional brands and restaurant concepts as well as expansion of our existing brands are key elements of our growth strategy.

As of March 31, 2019, the Company owns seven restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, and Yalla Mediterranean, that have over 340 locations open and more than 200 under development in 32 countries.

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

As part of our ongoing franchising efforts, we will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations. During the refranchising period, the Company may operate the restaurants.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, management has determined that the Company has one operating and reportable segment.

Results of Operations

Results of Operations of FAT Brands Inc.

The following table summarizes key components of our combined results of operations for the thirteen weeks ended March 31, 2019 and April 1, 2018. The results of Hurricane and Yalla were not included in the operations for the thirteen weeks ended April 1, 2018 because those subsidiaries were acquired by the Company subsequent to that date.

(In thousands)

	For the thirteen weeks ended
	March 31, 2019	April 1, 2018

Statement of operations data:

Revenues
Royalties	$3,463	$2,572
Franchise fees	313	399
Store opening fees	105	-
Advertising fees	976	596
Other revenue	16	18
Total revenues	4,873	3,585

Costs and expenses
General and administrative expenses	2,583	2,048
Advertising expenses	976	596
Refranchising restaurant costs and expenses, net of revenue	518	-
Costs and expenses	4,077	2,644

Income from operations	796	941

Other expense, net	(2,224)	(248)

(Loss) income before income tax (benefit) expense	(1,428)	693

Income tax (benefit) expense	(718)	184

Net (loss) income	$(710)	$509

Net Income - Net loss for the thirteen weeks ended March 31, 2019 totaled $710,000 consisting of revenues of $4,873,000 less costs and expenses of $4,077,000, other expense of $2,224,000 and income tax benefit of $718,000. Net income for the thirteen weeks ended April 1, 2018 totaled $509,000 consisting of revenues of $3,585,000 less costs and expenses of $2,644,000, other expense of $248,000 and income taxes of $184,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and management fees. We had revenues of $4,873,000 for the thirteen weeks ended March 31, 2019 compared to $3,585,000 for the thirteen weeks ended April 1, 2018. The increase of $1,288,000 was primarily the result of an increase in royalties of $891,000 which was largely the result of the acquisition of Hurricane; and an increase in advertising revenue of $380,000.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense and refranchising restaurant operating costs, net of associated sales. Our costs and expenses increased from $2,644,000 in the first quarter of 2018 to $4,077,000 in the first quarter of 2019.

For the thirteen weeks ended March 31, 2019, our general and administrative expenses totaled $2,583,000. For the thirteen weeks ended April 1, 2018, our general and administrative expenses totaled $2,048,000. The increase in the amount of $535,000 was primarily the result of increases in compensation expenses and professional fees offset by nominal decreases in public company expenses.

During the first quarter of 2019, the refranchising efforts relating to Yalla resulted in restaurant operating costs and expenses, net of associated sales in the amount of $518,000. We did not have comparable refranchising activity in the prior period.

Advertising expenses totaled $976,000 during the first quarter of 2019, with $596,000 during the prior year period, representing an increase in advertising expense of $380,000. These expenses are an exact offset to the advertising fees recorded as revenue.

Other Expense – Other expense for the thirteen weeks ended March 31, 2019 totaled $2,224,000 and consisted primarily of net interest expense of $2,117,000. Other expense for the thirteen weeks ended April 1, 2018 totaled $248,000 and consisted primarily of net interest expense of $214,000.

Income Tax Expense – We recorded an income tax benefit of $718,000 for the thirteen weeks ended March 31, 2019 and a provision for income taxes of $184,000 for the thirteen weeks ended April 1, 2018. These tax results were based on a net loss before taxes of $1,428,000 for 2019 compared to net income before taxes of $693,000 for 2018.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the thirteen weeks ended March 31, 2019 consisted of net proceeds from the refinance of our long-term debt which contributed to the total cash provided by financing activities of $1,035,000.

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

Comparison of Cash Flows

Our cash balance was $690,000 as of March 31, 2019, compared to $653,000 as of December 30, 2018.

The following table summarize key components of our consolidated cash flows for the thirteen weeks ended March 31, 2019 and April 1, 2018:

(In thousands)

For the Thirteen Weeks Ended

	March 31, 2019	April 1, 2018

Net cash (used in) provided by operating activities	$(981)	$725
Net cash used in investing activities	(23)	(82)
Net cash provided by (used in) financing activities	1,041	(660)
Increase (decrease) in cash flows	$37	$(17)

Operating Activities

Net cash provided by operating activities decreased $1,706,000 during the thirteen weeks ended March 31, 2019 compared to the same period in 2018. There were variations in the components of the cash from operations between the two periods. Our net loss in 2019 was $710,000 compared to a net income in the 2018 quarterly period of $509,000. Non-cash items included in the reported net loss for the thirteen weeks ended March 31, 2019 netted to negative $271,000 and had the effect of decreasing the net cash used in operating activities. The primary components of these adjustments included:

●	An upward adjustment due to accretion expense of a long-term loan, mandatorily redeemable preferred shares, and acquisition purchase price payable of $1,102,000 in 2019. There was no comparable activity in the 2018 quarterly period;
●	An upward adjustment due to an increase in accounts payable and accrued expenses of $1,244,000 in 2019 compared to $901,000 in the 2018 quarterly period;
●	A downward adjustment due to a decrease in accrued interest payable of $1,541,000 in 2019 compared to $405,000 in the 2018 quarterly period, primarily due to the payoff of our term loan;
●	A downward adjustment due to a decrease in accrued advertising of $536,000 in 2019 compared to $45,000 in the 2018 quarterly period.

Investing Activities

Net cash used in investing activities totaled $23,000 during the thirteen weeks ended March 31, 2019 compared to $82,000 during the 2018 quarterly period. The expenditures during both periods were related to the acquisition of equipment.

Financing Activities

Net cash provided by financing activities increased by $1,701,000 during the thirteen weeks ended March 31, 2019 compared to the comparable 2018 period. During 2019, our net cash provided by financing activities included proceeds from a new loan in the amount of $19,725,000, which was partially offset by the repayment of the term loan in the amount of $16,400,000 and increases in amounts due from affiliates of $2,282,000. During the 2018 quarterly period, our net cash used in financing activities was comprised primarily from the repayment of $657,000 of certain related party borrowings.

Dividends

Our Board of Directors declared a stock dividend on February 7, 2019 equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the dividend. No fractional shares were issued, instead the Company paid stockholders cash totaling $1,670 for fractional shares based on the market value of the common stock on the record date.

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.

Loan Agreement

On July 3, 2018, the Company as borrower, and certain of the Company’s direct and indirect subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan Agreement”) with FB Lending, LLC (the “Lender”). Pursuant to the Loan Agreement, the Company borrowed $16.0 million in a term loan (“Term Loan”) from the Lender. The Company used a portion of the loan proceeds to fund (i) the cash payment of $8.0 million to the members of Hurricane and closing costs in connection with the acquisition of Hurricane, and (ii) to repay borrowings of $2.0 million plus interest and fees. The Company used the remaining proceeds for general working capital purposes.

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

The loan under the Loan and Security Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 20.0% and is payable quarterly. The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan and Security Agreement at any time upon prior notice to Lion without penalty, other than a make-whole provision providing for a minimum of six months’ interest.

In connection with the Loan and Security Agreement, the Company issued to Lion a warrant to purchase up to 1,167,404 shares of the Company’s Common Stock at $0.01 per share (the “Lion Warrant”), exercisable only if the amounts outstanding under the Loan and Security Agreement are not repaid in full prior to October 1, 2019. If the Loan and Security Agreement is repaid in full prior to October 1, 2019, the Lion Warrant will terminate in its entirety.

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

Capital Expenditures

As of March 31, 2019, we do not have any material commitments for capital expenditures.

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

Store opening fees: We recognize store opening fees from $35,000 to $60,000 depending on brand and domestic versus international stores, from the up-front fees collected from franchisees. The remaining balance of the up-front fees are then amortized as franchise fees over the life of the franchise agreement. If the fees collected are less than the respective store opening fee amounts, the full up-front fees are recognized at opening. The store opening fees are based on our out-of-pocket costs for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized are higher due to the additional cost of travel.

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

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified as of March 31, 2019.

Assets classified as held for sale – Assets are classified as held for sale when we commit to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s consolidated balance sheet, net of related liabilities. Assets classified as held for sale are not depreciated. However, interest and other expenses attributable to the liabilities associated with assets classified as held for sale continue to be accrued.

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

Share-based compensation: We have a stock option plan which provides for options to purchase shares of our common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. For grants to non-employees for services, we revalue the options each reporting period while the services are being performed. The adjusted value of the options is recognized as an expense over the service period. See Note 15 in our consolidated financial statements for more details on our share-based compensation.

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

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU No.2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company adopted Topic 718 on December 31, 2018. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This ASU makes amendments to multiple codification Topics. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. The Company adopted ASU 2018-09 on December 31, 2018. The adoption of this ASU did not have a material effect on the Company’s financial position, results of operations, and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this standard on December 31, 2018 resulted in the Company recording Right of Use Assets and Lease Liabilities on its consolidated financial statements in the amount of $4,313,000 and $4,225,000, respectively. The adoption of this standard did not have a significant effect on the amount of lease expense recognized by the Company.

Recently Issued Accounting Standards

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

The FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The effects of this standard on the Company’s financial position, results of operations or cash flows are not expected to be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, plaintiff Eric Rojany, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Rojany v. FAT Brands Inc., in the Superior Court of California for the County of Los Angeles, Case No. BC708539. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants were responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. Plaintiff alleged that he intended to certify the complaint as a class action and sought compensatory damages in an amount to be determined at trial. On August 2, 2018, plaintiff Daniel Alden, another putative investor in the Company, filed a second putative class action lawsuit against the same defendants, entitled Alden v. FAT Brands, Inc., in the same court, Case No. BC716017. On September 17, 2018, Rojany and Alden were consolidated under the Rojany case caption and number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin filed a First Amended Consolidated Complaint (“FAC”) against the Company, Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc. and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. The FAC asserted the same claims as asserted in the original complaint. On November 13, 2018, Defendants filed a demurrer to the FAC. On January 25, 2019, the Court sustained Defendants’ demurrer to the FAC, with leave to amend in part. On February 25, 2019, Plaintiffs filed a Second Amended Consolidated Complaint (“SAC”) against Defendants. On March 27, 2019, Defendants filed a demurrer to the SAC. The hearing for Defendants’ demurrer is scheduled for June 21, 2019. A stay of discovery in the action remains in effect pending resolution of Defendants’ demurrer to the SAC.

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

The issuance of these shares to the directors are exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The directors acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Amendment of Certificate of Designation of Series A Fixed Rate Cumulative Preferred Stock	8-K	3.1	02/28/2019
3.2	Certificate of Amendment of Certificate of Designation of Series A-1 Fixed Rate Cumulative Preferred Stock	8-K	3.2	02/28/2019
4.1	Warrant to Purchase Common Stock, dated January 29, 2019, issued to The Lion Fund, L.P. and The Lion Fund II, L.P.	8-K	4.1	02/04/2019
10.1	Loan and Security Agreement, dated January 29, 2019, by and among the Company, the Guarantors named therein, and The Lion Fund, L.P. and The Lion Fund II, L.P., as Lenders	8-K	10.1	02/04/2019
10.2	Guaranty, dated January 29, 2019, by and among Fatburger North America, Inc., Ponderosa Franchising Company LLC, Bonanza Restaurant Company LLC, Ponderosa International Development, Inc., Puerto Rico Ponderosa, Inc., Buffalo’s Franchise Concepts, Inc., Hurricane AMT, LLC, Fatburger Corporation and Homestyle Dining, LLC, in favor of The Lion Fund, L.P. and The Lion Fund II, L.P., as Lenders	8-K	10.2	02/04/2019
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document	X (Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document	X (Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X (Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X (Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X (Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

May 14, 2019	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2019	By	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer
(Principal Financial and Accounting Officer)

