Form 10-Q
period 2019-06-30
Fat Brands, Inc
filed 2019-08-14
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(310) 319-1850

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FAT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2019, there were 11,826,765 shares of common stock outstanding.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2019	December 30, 2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$540	$653
Accounts receivable, net of allowance for doubtful accounts of $641 and $595, respectively	3,046	1,779
Notes receivable, net of allowance of $37	227	65
Assets classified as held for sale	5,226	-
Other current assets	367	1,042
Total current assets	9,406	3,539

Notes receivable – noncurrent, net of allowance for doubtful accounts of $86 and $112, respectively	1,930	212
Due from affiliates	20,275	15,514
Deferred income taxes	2,566	2,236
Operating lease right of use assets	1,147	-
Goodwill	11,992	10,391
Other intangible assets, net	30,199	23,289
Other assets	673	2,779
Total assets	$78,188	$57,960

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$6,472	$4,415
Accrued expenses	4,774	3,705
Accrued advertising	208	369
Accrued interest payable	1,066	2,250
Deferred income	1,020	1,076
Dividend payable on mandatorily redeemable preferred shares (includes amounts due to related parties of $74 and $42 as of June 30, 2019 and December 30, 2018, respectively)	768	391
Liabilities related to assets classified as held for sale	3,371	-
Current portion of operating lease liability	461	-
Current portion of long-term debt	23,836	15,400
Total current liabilities	41,976	27,606

Deferred income - noncurrent	6,151	6,621
Acquisition purchase price payable	4,291	3,497
Operating lease liability, net of current portion	706	-
Mandatorily redeemable preferred shares, net	14,223	14,191
Deferred dividend payable on mandatorily redeemable preferred shares (includes amounts due to related parties of $30 and $17 as of June 30, 2019 and December 30, 2018, respectively)	428	228
Long-term debt, net of current portion	5,555	-
Other liabilities	-	78
Total liabilities	73,330	52,221

Commitments and contingencies (Note 18)

Stockholders’ equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,826,765 and 11,546,589 shares issued and outstanding at June 30, 2019 and December 30, 2018, respectively	11,094	10,757
Accumulated deficit	(6,236)	(5,018)
Total stockholders’ equity	4,858	5,739
Total liabilities and stockholders’ equity	$78,188	$57,960

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

For the thirteen and twenty-six weeks ended June 30, 2019 and July 1, 2018 (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Revenue
Royalties	$3,663	$2,860	$7,127	$5,432
Franchise fees	994	299	1,306	698
Store opening fees	184	105	289	105
Advertising fees	1,031	630	2,008	1,226
Management fees and other income	23	14	38	32
Total revenue	5,895	3,908	10,768	7,493

Costs and expenses
Compensation expense	1,675	1,459	3,222	2,790
Professional fees expense	580	348	1,047	558
Public company expense	266	261	549	481
Advertising expense	1,031	630	2,008	1,226
Refranchising restaurant costs and expenses, net of revenue	503	-	1,021	-
Other	438	383	724	670
Total costs and expenses	4,493	3,081	8,571	5,725

Income from operations	1,402	827	2,197	1,768

Other income (expense), net
Interest expense, net	(834)	(222)	(2,520)	(436)
Interest expense related to mandatorily redeemable preferred shares	(431)	(78)	(862)	(78)
Depreciation and amortization	(147)	(40)	(278)	(73)
Other income (expense), net	846	(2)	870	(3)
Total other expense, net	(566)	(342)	(2,790)	(590)

Income (loss) before income tax expense	836	485	(593)	1,178

Income tax expense	1,344	112	625	296

Net (loss) income	$(508)	$373	$(1,218)	$882

Basic (loss) income per common share	$(0.04)	$0.04	$(0.10)	$0.09
Basic weighted average shares outstanding	11,726	10,395	11,726	10,304
Diluted (loss) income per common share	$(0.04)	$0.04	$(0.10)	$0.09
Diluted weighted average shares outstanding	11,726	10,395	11,726	10,304
Cash dividends declared per common share	$-	$0.12	$-	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

Unaudited

For the twenty-six weeks ended June 30, 2019

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at December 30, 2018	11,546,589	$1	$10,756	$10,757	$(5,018)	$5,739
Net loss	-	-	-	-	(1,218)	(1,218)
Common stock dividend	245,376	-	-	-	-	-
Cash paid in lieu of fractional shares	-	-	(2)	(2)	-	(2)
Issuance of common stock in lieu of director fees payable	34,800	-	180	180	-	180
Share-based compensation	-	-	159	159	-	159

Balance at June 30, 2019	11,826,765	$1	$11,093	$11,094	$(6,236)	$4,858

For the twenty-six weeks ended July 1, 2018

	Common Stock
	Shares	Par value	Additional paid-in capital	Total	Accumulated Deficit	Total

Balance at December 31, 2017	10,000,000	$1	$2,621	$2,622	$(613)	$2,009

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	-	-	(2,672)	(2,672)
Net income	-	-	-	-	882	882
Dividends on common stock	-	-	(2,551)	(2,551)	-	(2,551)
Issuance of stock in lieu of director fees payable	41,772	-	330	330	-	330
Issuance of common stock in payment of related party note	989,395	-	7,272	7,272	-	7,272
Issuance of stock in lieu of dividend payable to FCCG	153,600	-	960	960	-	960
Issuance of warrants to purchase common stock	-	-	112	112	-	112
Share-based compensation	-	-	245	245	-	245

Balance at July 1, 2018	11,184,767	$1	$8,989	$8,990	$(2,403)	$6,587

For the thirteen weeks ended June 30, 2019

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at March 31, 2019	11,807,349	$1	$10,925	$10,926	$(5,728)	$5,198
Net loss	-	-	-	-	(508)	(508)
Issuance of common stock in lieu of director fees payable	19,416	-	90	90	-	90
Share-based compensation	-	-	78	78	-	78

Balance at June 30, 2019	11,826,765	$1	$11,093	$11,094	$(6,236)	$4,858

For the thirteen weeks ended July 1, 2018

	Common Stock
	Shares	Par value	Additional paid-in capital	Total	Accumulated Deficit	Total

Balance at April 1, 2018	10,000,000	$1	$1,546	$1,547	$(2,776)	$(1,229)
Net income	-	-	-	-	373	373
Dividends on common stock	-	-	(1,351)	(1,351)	-	(1,351)
Issuance of stock in lieu of director fees payable	41,772	-	330	330	-	330
Issuance of common stock in payment of related party note	989,395	-	7,272	7,272	-	7,272
Issuance of stock in lieu of dividend payable to FCCG	153,600	-	960	960	-	960
Issuance of warrants to purchase common stock	-	-	112	112	-	112
Share-based compensation	-	-	120	120	-	120

Balance at July 1, 2018	11,184,767	$1	$8,989	$8,990	$(2,403)	$6,587

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

For the twenty-six weeks ended June 30, 2019 and July 1, 2018 (Unaudited)

	Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities
Net (loss) income	$(1,218)	$882
Adjustments to reconcile net (loss) income to net cash provided by operations:
Deferred income taxes	(330)	(66)
Depreciation and amortization	271	85
Share-based compensation	159	245
Accretion of debt discount	1,093
Change in operating right of use assets and lease liabilities	194	-
Gain on sale refranchised restaurants	(970)	-
Accretion of mandatorily redeemable preferred shares	32	-
Accretion of purchase price liability	263
Recovery of bad debts	(91)	(8)
Change in:
Accounts receivable	(456)	(264)
Trade notes receivable	22	27
Other current assets	681	(201)
Accounts payable and accrued expense	2,337	(410)
Accrued advertising	(352)	(176)
Accrued interest payable	(1,185)	(405)
Deferred income	(1,335)	(290)
Dividend payable on mandatorily redeemable preferred shares	577	78
Other	(183)	-
Total adjustments	727	(1,385)
Net cash used in operating activities	(491)	(503)

Cash flows from investing activities
Additions to property and equipment	(34)	(88)
Proceeds from sale of refranchised restaurants	870
Acquisition of Elevation Burger, net of cash acquired	(2,332)
Net cash used in investing activities	(1,496)	(88)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	23,053	1,882
Issuance of mandatorily redeemable preferred shares and associated warrants	-	8,000
Repayments of borrowings	(16,417)	-
Repayments of loans from FCCG	-	(7,903)
Change in due from affiliates	(4,760)	(218)
Dividends paid in cash	(2)	(240)
Other	-	(7)
Net cash provided by financing activities	1,874	1,514

Net (decrease) increase in cash	(113)	923
Cash at beginning of period	653	32
Cash at end of period	$540	$955

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,436	$1,319
Cash paid for income taxes	$135	$116

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital lease	$-	$121
Dividends declared and payable	$-	$1,352
Note payable to FCCG converted to common and preferred stock	-	9,272
Dividends reinvested in common stock	-	960
Director fees converted to common stock	$180	$330
Income taxes payable adjusting amounts due from affiliates	$46	$204

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. ORGANIZATION AND RELATIONSHIPS

Organization and Nature of Business

FAT Brands Inc. (the “Company”) was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, the Company completed an initial public offering and issued additional shares of common stock representing 20 percent of its ownership (the “Offering”). The Company’s common stock trades on the Nasdaq Capital Market under the symbol “FAT.” As of June 30, 2019, FCCG continues to control a significant voting majority of the Company.

The Company is a multi-brand franchisor specializing in fast casual and casual dining restaurant concepts around the world. As of June 30, 2019, the Company owns and franchises eight restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger. Combined, these brands have over 380 locations open and more than 200 under development.

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

Liquidity

The Company recognized income from operations of $1,402,000 and $827,000 during the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively, and $2,197,000 and $1,768,000 during the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively. Despite the profitability of the brands and their operations, the Company recognized net losses of $508,000 and $1,218,000 during the thirteen weeks and the twenty-six weeks ended June 30, 2019, respectively. These losses are primarily due to:

•	Higher net interest expense during 2019 as compared to the prior year periods related to higher debt balances which include our term loan debt that matures on June 30, 2020 (See Note 11); and
•	Higher interim period income tax expense during 2019 as compared to the prior year periods which will not be satisfied in cash but rather through a reduction in the inter-company receivable (See Note 9).

While the Company anticipates refinancing the term loan debt at a lower cost of capital prior to its maturity, if the Company is unable to obtain acceptable financing, its ability to fund the organic growth of the Company or to acquire additional restaurant concepts may be negatively impacted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – The Company operates its franchising business on a 52 or a 53 week calendar and the fiscal year ends on the last Sunday of December. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Both the fiscal year 2019 and the fiscal year 2018 are 52-week years.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries: Fatburger North America, Inc. (“Fatburger”); Buffalo’s Franchise Concepts, Inc. (“Buffalo’s”); Ponderosa Franchising Company, Bonanza Restaurant Company, Ponderosa International Development, Inc. and Puerto Rico Ponderosa, Inc. (collectively, “Ponderosa”); Hurricane AMT, LLC (“Hurricane”); Yalla Mediterranean Franchising Company, LLC and Yalla Acquisition, LLC (collectively, the “Yalla Business”) and EB Franchises, LLC (“Elevation Burger”).

The accounts of Hurricane have been consolidated since its acquisition by the Company on July 3, 2018. The accounts of the Yalla Business have been consolidated since December 3, 2018. The accounts of Elevation Burger have been consolidated since its acquisition on June 19, 2019. Intercompany accounts have been eliminated in consolidation.

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

Cash - The Company’s cash is maintained at multiple financial institutions and from time to time the balances for one or more of its accounts may exceed the Federal Deposit Insurance Corporation’s (“FDIC’s”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of June 30, 2019, the Company had no accounts that exceeded the insured limit. As of December 30, 2018, the Company had one account with a balance that exceeded the insured limit.

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

Assets classified as held for sale – Assets are classified as held for sale when the Company commits to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s consolidated balance sheet. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other related expenses continue to be accrued.

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

Royalties: In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties range from 0.75% to 6% and are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted Topic 842 using the modified retrospective approach, using a date of initial application of December 31, 2018. The Company also elected the package of practical expedients permitted under the standard, which allowed the company to carry forward historical lease classifications. The adoption of this standard on December 31, 2018 resulted in the Company recording Operating Lease Right of Use Assets and Operating Lease Liabilities on its consolidated financial statements as of that date in the amount of $4,313,000 and $4,225,000, respectively. The adoption of this standard did not have a significant effect on the amount of lease expense recognized by the Company.

Adopting the new accounting standard for leases affected various financial statement line items for the thirteen and twenty-six weeks ended June 30, 2019. The following table provides the affected amounts as reported in these unaudited consolidated financial statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of June 30, 2019 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Operating lease right of use assets	$1,147	$-
Operating lease right of use assets classified as held for sale	$3,312	$-
Operating lease liabilities	$1,167	$-
Operating lease liabilities associated with operating lease right of use assets classified as held for sale	$3,371	$-

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

NOTE 3. ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

Acquisition of Elevation Burger

On June 19, 2019, the Company completed the acquisition of EB Franchises, LLC, a Virginia limited liability company, and its related companies (collectively, “Elevation Burger”) for a purchase price of up to $10,050,000. Elevation Burger is the franchisor of Elevation Burger restaurants, with 44 locations in the U.S. and internationally.

The purchase price consists of $50,000 in cash, a contingent warrant to purchase 46,875 shares of the Company’s common stock at $8.00 per share (the “Elevation Warrant”), and the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816.24, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Warrant is only exercisable in the event that the Company merges with FCCG. The Seller Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In addition, the Seller will be entitled to receive earn-out payments of up to $2,500,000 if Elevation Burger realizes royalty fee revenue in excess of certain amounts. In connection with the purchase, the Company also loaned $2,300,000 in cash to the Seller under a subordinated promissory note (the “Elevation Buyer Note”) bearing interest at 6.0% per year and maturing in August 2026. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances.

The purchase documents contain customary representations and warranties of the Seller and provides that the Seller will, subject to certain limitations, indemnify the Company against claims and losses incurred or suffered by the Company as a result of, among other things, any inaccuracy of any representation or warranty of the Seller contained in the purchase documents.

The preliminary assessment of the fair value of the net consideration incurred by the Company for the acquisition of Elevation Burger was estimated at $7,193,000. The allocation of the consideration to the preliminary valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$18
Accounts receivable	50
Other assets	446
Intangible assets	7,140
Goodwill	1,601
Amounts payable to franchising agent	(1,065)
Deferred franchise fees	(758)
Other liabilities	(239)
Total net identifiable assets	$7,193

The assessment of fair value is preliminary and is based on information that was available to management at the time these unaudited consolidated financial statements were prepared. If additional information becomes available to management related to assets acquired or liabilities assumed subsequent to this preliminary assessment of fair value but not later than one year after the date of the acquisition, measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

Yalla Mediterranean Transactions

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

The Company, through a subsidiary, acquired the intellectual property used in connection with the Yalla Business pursuant to the IP Agreement. Under the terms of the IP Agreement, the purchase price for the intellectual property will be paid in the form of an earn-out, calculated as the greater of $1,500,000 or 400% of Yalla Income, which includes gross franchise royalties as well as other items, as defined in the IP Agreement. The seller can require the Company to pay the purchase price in up to two installments during the ten-year period following the acquisition. At the time of the acquisition, the purchase price recorded for the intellectual property was $1,790,000. As of June 30, 2019, the purchase price payable totaled $1,985,000 which includes the accretion of interest expense at an effective interest rate of 19%.

Additionally, pursuant to the Master Agreement, the Company agreed to acquire the assets, agreements and other properties of each of the seven existing Yalla Mediterranean restaurants during a marketing period specified in the Master Agreement (the “Marketing Period”). The purchase price will be the greater of $1,000,000 or the sum of (i) the first $1,750,000 of gross sale proceeds received from the sale of the Yalla Mediterranean restaurants to franchisee/purchasers, plus (ii) the amount, if any, by which fifty percent (50%) of the net proceeds (after taking into consideration operating income or loss and transaction costs and expenses) from the sale of the Yalla Mediterranean restaurants exceeds $1,750,000. At the time of the acquisition, the purchase price recorded for the net tangible assets relating to the seven existing Yalla Mediterranean restaurants was $1,700,000. As of June 30, 2019, the purchase price payable totaled $1,722,000 which includes the accretion of interest expense at an effective interest rate of 5.4%.

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

The allocation of the total consideration recognized of $3,490,000 to the net tangible and intangible assets acquired in the Yalla Business is presented in the table below (in thousands):

Cash	$82
Accounts receivable	77
Inventory	95
Other assets	90
Property and equipment	2,521
Intangible assets	1,530
Goodwill	263
Accounts payable and accrued expenses	(1,168)
Total net identifiable assets	$3,490

Acquisition of Hurricane AMT, LLC

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

As part of its ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations. During the first quarter of 2019, the Company met all of the criteria requiring that certain assets used in the operation of certain restaurants be classified as held for sale. It is the intention of the Company to sell the restaurant assets to owners who will operate them as franchises. During the twenty-six weeks ended June 30, 2019, the Company sold two of the restaurants and recognized a gain on the sales of $970,000.

As a result, the following remaining assets have been classified as held for sale on the accompanying consolidated balance sheet as of June 30, 2019 (in thousands):

June 30, 2019

Property, plant and equipment	$1,914
Operating lease right of use assets	3,312
Total	$5,226

Operating lease liabilities related to the assets classified as held for sale in the amount of $3,371,000, have been classified as current liabilities on the accompanying balance sheet as of June 30, 2019.

During the refranchising period, the Company is operating these restaurants. During the thirteen and twenty-six weeks ended June 30, 2019, the restaurants incurred refranchising restaurant costs and expenses, net of revenue of $503,000 and $1,021,000, respectively, as follows, with no comparable activity in the prior periods (in thousands):

	Thirteen Weeks Ended June 30, 2019	Twenty-six Weeks Ended June 30, 2019
Restaurant sales	$1,598	$3,430
Cost of restaurant sales	(520)	(1,150)
Other restaurant operating costs	(1,581)	(3,301)
	$(503)	$(1,021)

Note 5. NOTES RECEIVABLE

Notes receivable consist of trade notes receivable and the Elevation Buyer Note.

Trade notes receivable are created when the settlement of a delinquent franchisee receivable account is reached, and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of June 30, 2019, these trade notes receivable totaled $377,000, which was net of reserves of $123,000.

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger. The Company loaned $2,300,000 in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a net carrying value of $1,903,000, net of a discount of $397,000. During the thirteen and twenty-six weeks ended June 30, 2019, the Company recognized $4,200 in interest income, with no comparable activity in 2018.

Note 6. GOODWILL

Goodwill consists of the following (in thousands):

	June 30, 2019	December 30, 2018
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Ponderosa	1,462	1,462
Yalla	263	263
Elevation Burger	1,601	-
Total Goodwill	$11,992	$10,391

Note 7. OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2019	December 30, 2018
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa	7,230	7,230
Yalla	1,530	1,530
Elevation Burger	4,690	-
Total trademarks	22,452	17,762

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(322)	(161)
Ponderosa – cost	1,640	1,640
Ponderosa – accumulated amortization	(187)	(132)
Elevation Burger – cost	2,450	-
Elevation Burger – accumulated amortization	(14)	-
Total franchise agreements	7,747	5,527
Total Other Intangible Assets	$30,199	$23,289

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2019	$466
2020	932
2021	932
2022	932
2023	932
Thereafter	3,553
Total	$7,747

Note 8. DEFERRED INCOME

Deferred income is as follows (in thousands):

	June 30, 2019	December 30, 2018

Deferred franchise fees	$6,253	$6,711
Deferred royalties	534	653
Deferred advertising revenue	384	333
Total	$7,171	$7,697

Note 9. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal and California (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $20,275,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

As of June 30, 2019, FCCG had a federal net operating loss carryforward (the “NOL”) of approximately $88,913,000, which may be used to offset future consolidated taxable income. The NOL expires if not used within twenty years of origination. The following schedule reflects the timing and amount of the NOL that is subject to potential expiration if unused by the end of the indicated fiscal year (in thousands):

Fiscal year:
2019	$12,654
2020	25,045
2021	2,844
2022	46
2023	76
Thereafter	48,248
Total	$88,913

For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files its tax returns on a stand-alone basis. The amount payable to FCCG determined by this calculation of $46,000 was subtracted from amounts due from FCCG as of June 30, 2019 (See Note 13).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30, 2019	December 30, 2018
Deferred tax assets (liabilities)
Deferred income	$3,066	$1,779
Reserves and accruals	455	346
Intangibles	(806)	(532)
Deferred state income tax	(122)	(72)
Tax credits	(53)	126
Share-based compensation	132	131
NOL carryforward	267	-
Interest expense	(347)	439
Other	(26)	19
Total	$2,566	$2,236

Components of the income tax expense are as follows (in thousands):

	Twenty-six Weeks Ended June 30, 2019	Twenty-six Weeks Ended July 1, 2018
Current
Federal	$318	$204
State	262	49
Foreign	375	109
	955	362
Deferred
Federal	(89)	(46)
State	(241)	(20)
	(330)	(66)
Total income tax expense	$625	$296

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018

Tax benefit at statutory rate	$(124)	$247
State and local income taxes	14	24
Foreign taxes	375	-
Tax credits	(375)	-
Dividends on mandatorily redeemable preferred stock	643	-
Other	92	25
Total income tax (benefit) expense	$625	$296

As of June 30, 2019, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of June 30, 2019.

NOTE 10. LEASES

The Company records nine operating leases for corporate offices and for certain restaurant properties that are being refranchised. The leases have remaining lease terms ranging from 1.1 years to 8.3 years. Five of the leases also have options to extend the term for 5 to 10 years. The Company recognized lease expense of $702,000 and $112,000 for the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively. The Company recognized lease expense of $355,000 and $59,000 for the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively. The weighted average remaining lease term of the operating leases (not including optional lease extensions) at June 30, 2019 was 6.0 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases as of June 30, 2019 are as follows (in thousands):

	June 30, 2019	December 30, 2018

Right of use assets	$4,459	$-
Lease liabilities	$4,538	$-

The operating lease right of use assets and operating lease liabilities include obligations relating to the optional term extensions available on five of the leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 15.9%.

The contractual future maturities of the Company’s operating lease liabilities as of June 30, 2019, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2019	$653
2020	1,126
2021	887
2022	899
2023	924
Thereafter	5,565
Total lease payments	10,054
Less imputed interest	5,516
Total	$4,538

Supplemental cash flow information for the twenty-six weeks ended June 30, 2019 related to leases is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$584
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$187

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

On January 29, 2019, the Company refinanced the FB Lending term loan. The payoff amount was $18,095,000 which included principal in the amount of $16,400,000 and accrued interest and prepayment fees of $1,695,000. During the thirteen and twenty-six weeks ended June 30, 2019, the Company recorded interest expense of $0 and $1,337,000, respectively, primarily relating to the charge off of unaccreted debt discount of $349,000 and unamortized debt offering costs of $651,000, with no comparable activity in the prior period. The effective interest rate for the Term Loan was 29.8%.

Loan and Security Agreement

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

On June 19, 2019, the Company amended its existing loan facility with Lion. The Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”), which amends the Loan and Security Agreement originally dated January 29, 2019. Pursuant to the First Amendment, the Company increased its borrowings by $3,500,000 in order to fund the Elevation Buyer Note in connection with the acquisition of Elevation, acquire other assets and pay fees and expenses of the transactions. The First Amendment also added the acquired Elevation-related entities as guarantors and loan parties.

As of June 30, 2019, the total principal amount due under the Loan and Security Agreement was $23,500,000 and the net carrying value of obligation under the Loan and Security Agreement was $23,194,000, which is net of unamortized debt offering costs of $306,000.

The Company recognized interest expense on the Loan and Security Agreement of $1,796,000 for the twenty-six weeks ended June 30, 2019, which includes $85,000 for amortization of debt offering costs, with no comparable activity in 2018. The Company recognized interest expense of $1,076,000 for the thirteen weeks ended June 30, 2019, which included $52,000 for the amortization of debt offering costs, with no comparable activity in 2018. The effective interest rate for the facility under the Loan and Security Agreement is 20.9%.

Subsequent to the quarter end, on July 24, 2019, the Company entered into a first amendment to the Lion Warrant, which extends the date on which the Lion Warrant was initially exercisable from October 1, 2019 to June 30, 2020, which coincides with the maturity date of the loan made under the Loan and Security Agreement. The Lender Warrant is only exercisable if the amounts outstanding under the Loan Agreement are not repaid in full prior to the extended Exercise Date.

The Company agreed to pay Lion an extension fee of $500,000 in the form of an increase in the principal amount loaned under the Loan and Security Agreement, and on July 24, 2019 entered into a second amendment to the Loan Agreement (the “ Second Amendment “) to reflect this increase. Under the Second Amendment, the parties also agreed to amend the Loan and Security Agreement to provide for a late fee of $400,000 payable if the Company fails to make any quarterly interest payment by the fifth business day after the end of each fiscal quarter beginning in the third quarter of 2019.

Elevation Note

On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the valuation of the acquisition of Elevation Burger, the Elevation Note was recorded on the financial statements of the Company at $6,185,000, which is net of a loan discount of $1,295,000 and debt offering costs of $30,000. As of June 30, 2019, the carrying value of the Elevation Note was $6,159,000 which is net of the loan discount of $1,286,000 and debt offering costs of $30,000. The Company recognized interest expense relating to the Elevation Note during the thirteen and twenty-six weeks ended June 30, 2019 in the amount of $23,000, which included amortization of the loan discount of $9,000 and de minimis amortization of debt offering costs, with no comparable activity is 2018. The effective interest rate for the Elevation Note is 10.1%.

The Company is required to make fully amortizing payments of $110,000 per month during the term of the Elevation Note. The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all indebtedness of the Company arising under any agreement or instrument to which Company or any of its Affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment. FCCG has guaranteed payment of the Elevation Note.

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

As of June 30, 2019, there were 100,000 shares of Series A Preferred stock outstanding, issued in the following two transactions:

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

The Company classifies the Series A Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at $100.00 per share on the Mandatory Redemption Date. As of June 30, 2019, the net Series A Preferred Stock balance was $9,900,000 including an unaccreted debt discount of $88,000 and unamortized debt offering costs of $12,000.

The Company recognized interest expense on the Series A Preferred Stock of $708,000 for the twenty-six weeks ended June 30, 2019, which includes accretion expense of $11,000 as well as $2,000 for the amortization of debt offering costs. For the thirteen weeks ended June 30, 2019, the Company recognized interest expense of $354,000, which includes accretion expense of $5,500 as well as $1,000 for the amortization of the debt offering costs. For the thirteen and twenty-six weeks ended July 1, 2018, the Company recognized $80,000 of interest expense, which includes accretion expense of $1,800. The effective interest rate for the Series A Preferred Stock is 14.2%.

Series A-1 Fixed Rate Cumulative Preferred Stock

On July 3, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Certificate of Designation”), designating a total of 200,000 shares of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”). As of June 30, 2019, there were 45,000 shares of Series A-1 Preferred Stock issued and outstanding. The Series A-1 Certificate of Designation contains the following terms pertaining to the Series A-1 Preferred Stock:

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

As of June 30, 2019, there were 45,000 shares of Series A-1 Preferred Stock outstanding.

The Company classifies the Series A-1 Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at $100.00 per share on the Series A-1 Mandatory Redemption Date.

As of June 30, 2019, the net Series A-1 Preferred Stock balance was $4,323,000 including an unaccreted debt discount of $149,000 and unamortized debt offering costs of $28,000.

The Company recognized interest expense on the Series A-1 Preferred Stock of $154,000 for the twenty-six weeks ended June 30, 2019, which included recognized accretion expense of $16,000, as well as $3,000 for the amortization of debt offering costs, with no comparable activity in 2018. The Company recognized interest expense on the Series A-1 Preferred Stock of $77,000 for the thirteen weeks ended June 30, 2019, which included recognized accretion expense of $8,000, as well as $1,700 for the amortization of debt offering costs, with no comparable activity in 2018.The effective interest rate for the Series A-1 Preferred Stock is 6.9%.

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

Note 13. Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $20,275,000 as of June 30, 2019. The receivable from FCCG bears interest at a rate of 10% per annum. During the twenty-six weeks ended June 30, 2019, $623,000 of accrued interest income was added to the balance of the receivable from FCCG.

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

During the twenty-six weeks ended June 30, 2019, the Company recorded a payable to FCCG in the amount of $46,000 under the Tax Sharing Agreement. (See Note 9).

Note 14. SHAREHOLDERS’ EQUITY

As of June 30, 2019 and December 30, 2018, the total number of authorized shares of common stock was 25,000,000, and there were 11,826,765 and 11,546,589 (unadjusted for the issuance of shares related to the common stock dividend during the first quarter of 2019) shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the twenty-six weeks ended June 30, 2019:

●	On February 7, 2019, the Company declared a stock dividend equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the dividend. The number of common shares issued prior to the record date of the stock dividend have been adjusted retrospectively for the effects of the stock dividend.

●	On February 22, 2019, the Company issued a total of 15,384 shares of common stock at a value of $5.85 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On May 21, 2019, the Company issued a total of 19,416 shares of common stock at a value of $4.64 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for the twenty-six weeks ended June 30, 2019 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 30, 2018	681,633	$8.84	9.1
Grants	15,000	$8.00	10.0
Forfeited	-	$-	-
Expired	-	$-	-
Stock options outstanding at June 30, 2019	696,633	$8.82	8.9
Stock options exercisable at June 30, 2019	121,693	$11.75	8.3

The assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	4.00% - 10.43%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	1.60% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $78,000 and $159,000 during the thirteen and twenty-six weeks ended June 30, 2019, respectively. The Company recognized share-based compensation expense in the amount of $120,000 and $245,000 during the thirteen and twenty-six weeks ended July 1, 2018. As of June 30, 2019, there remains $267,000 of related share-based compensation expense relating to these non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 16. WARRANTS

As of June 30, 2019, the Company had issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 81,700 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $14.69 per share, and the Common Stock Warrants were valued at $124,000 at the date of grant. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 102,125 shares of the Company’s common stock at $7.83 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 12). The Subscription Warrants were valued at $87,000 at the date of grant. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,530 shares of the Company’s common stock at $7.83 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Note 12). The Exchange Warrants were valued at $25,000 at the date of grant. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 57,439 shares of the Company’s common stock at $7.83 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane. The Hurricane Warrants were valued at $58,000 at the date of grant. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 509,604 shares of the Company’s common stock at $7.20 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the $16 million credit facility with FB Lending, LLC (See Note 11). The Lender Warrant was valued at $592,000 at the date of grant. The Lender Warrant may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 66,691 shares of the Company’s common stock at $7.20 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 11). The Placement Agent Warrants were valued at $78,000 at the date of grant. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on January 29, 2019, in connection with the Loan and Security Agreement (See Note 11), to purchase up to 1,167,404 shares of the Company’s Common Stock at $0.01 per share (the “Lion Warrant”), exercisable at any time between October 1, 2019 and January 29, 2024, but only if the amounts outstanding under the Loan and Security Agreement are not repaid in full prior to October 1, 2019. If the Loan and Security Agreement is repaid in full prior to October 1, 2019, the Lion Warrant will terminate in its entirety. The Lion Warrants were not valued at the date of grant due to the contingency relating to their exercise.

●	Warrants issued on June 19, 2019, in connection with the acquisition of Elevation Burger (See Note 3), to purchase 46,875 shares of the Company’s common stock at $8.00 per share (the “Elevation Warrant”), exercisable for a period of five years, but only in the event of a merger of the Company and FCCG, commencing on the second business day following the potential merger and ending on the five year anniversary thereafter, at which time the Elevation Warrant shall terminate The Elevation Warrants were not valued at the date of grant due to the contingency relating to their exercise.

The Company’s warrant activity for the twenty-six weeks ended June 30, 2019, as adjusted for the February 2019 stock dividend, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 30, 2018	843,089	$8.06	4.0
Grants	1,214,279	$0.32	4.3
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Warrants outstanding at June 30, 2019	2,057,368	$3.49	4.3
Warrants exercisable at June 30, 2019	843,089	$8.23	3.9

The range of assumptions used in the Black-Scholes valuation model to record basis of the warrants as of the grant dates are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	5.00

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

On June 7, 2018, plaintiff Eric Rojany, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Rojany v. FAT Brands Inc., in the Superior Court of California for the County of Los Angeles, Case No. BC708539. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants were responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. Plaintiff alleged that he intended to certify the complaint as a class action and sought compensatory damages in an amount to be determined at trial. On August 2, 2018, plaintiff Daniel Alden, another putative investor in the Company, filed a second putative class action lawsuit against the same defendants, entitled Alden v. FAT Brands, Inc., in the same court, Case No. BC716017. On September 17, 2018, Rojany and Alden were consolidated under the Rojany case caption and number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin filed a First Amended Consolidated Complaint (“FAC”) against the Company, Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc. and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. The FAC asserted the same claims as asserted in the original complaint. On November 13, 2018, Defendants filed a demurrer to the FAC. On January 25, 2019, the Court sustained Defendants’ demurrer to the FAC, with leave to amend in part. On February 25, 2019, Plaintiffs filed a Second Amended Consolidated Complaint (“SAC”) against Defendants. On March 27, 2019, Defendants filed a demurrer to the SAC. On July 31, 2019, the Court overruled in part and sustained in part Defendants’ demurrer to the SAC, with leave to amend. Plaintiffs must file any amended pleading by August 30, 2019. A stay of discovery in the action remains in effect. A status conference is set for September 11, 2019.

The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, plaintiff Adam Vignola, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Vignola v. FAT Brands Inc., in the United States District Court for the Central District of California, Case No. 2:18-cv-07469. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff alleged that he intended to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Defendants, thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants, asserting allegations and claims for relief substantively identical to those asserted in the FAC filed in Rojany. On March 18, 2019, Defendants filed a motion to dismiss the FAC or, in the alterative, to stay the action in favor of Rojany. On June 14, 2019, the Court denied the motion to stay and granted the motion to dismiss, with leave to amend. On August 5, 2019, Lead Plaintiffs filed a Second Amended Class Action Complaint reducing the scope of the allegations previously asserted. Unless extended by the Court, Defendants’ response to the Second Amended Class Action Complaint is due August 19, 2019. All discovery and other proceedings in this action are currently stayed by operation of the Private Securities Litigation Reform Act of 1995.

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

Operating Leases

The Company leases corporate headquarters located in Beverly Hills, California comprising 5,478 square feet of space, pursuant to a lease that expires on April 30, 2020, as well as an additional 2,915 square feet of space pursuant to a lease amendment that expires on February 29, 2024. The Company leases 1,775 square feet of space in Plano, TX for pursuant to a lease that expires on March 31, 2021. The Company also leases 5,057 square feet of space in Falls Church, VA pursuant to a lease that expires on April 30, 2020. Elevation subleases approximately 2,500 square feet of its lease to an unrelated third party.

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs.

Note 19. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
United States	$5,059	$2,895	$9,070	$5,643
Other countries	836	1,013	1,698	1,850
Total revenues	$5,895	$3,908	$10,768	$7,493

Revenues are shown based on the geographic location of our licensee restaurants. All our assets are located in the United States.

During the thirteen and twenty-six weeks ended June 30, 2019 and July 1, 2018, no individual franchisee accounted for more than 10% of the Company’s revenues.

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

NOTE 21. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from June 30, 2019 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events.

Loan and Security Agreement

On July 24, 2019, the Company entered into a first amendment to the Lion Warrant, which extends the date on which the Lion Warrant was initially exercisable from October 1, 2019 to June 30, 2020, which coincides with the maturity date of the loans made under the Loan Agreement. The Lender Warrant is only exercisable if the amounts outstanding under the Loan Agreement are not repaid in full prior to the Exercise Date.

The Company agreed to pay the Lenders an extension fee of $500,000 in the form of an increase in the principal amount loaned under the Loan and Security Agreement, and on July 24, 2019 entered into a second amendment to the Loan Agreement (the “ Second Amendment “) to reflect this increase. Under the Second Amendment, the parties also agreed to amend the Loan and Security Agreement to provide for a late fee of $400,000 payable if the Company fails to make any quarterly interest payment by the fifth business day after the end of each fiscal quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the twenty-six weeks ended June 30, 2019 and July 1, 2018, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 29,2019 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

As of June 30, 2019, the Company owns eight restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger, that have over 380 locations open and more than 200 under development.

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

Results of Operations

Results of Operations of FAT Brands Inc.

The following table summarizes key components of our combined results of operations for the thirteen weeks and twenty-six weeks ended June 30, 2019 and July 1, 2018. The results of Hurricane, Elevation, and Yalla were not included in the operating results for the thirteen and twenty-six week periods ended July 1, 2018 because those transactions occurred subsequent to that date.

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Statement of operations data:

Revenues
Royalties	$3,663	$2,860	$7,127	$5,432
Franchise fees	994	299	1,306	698
Store opening fees	184	105	289	105
Advertising fees	1,031	630	2,008	1,226
Management fees and other income	23	14	38	32
Total revenues	5,895	3,908	10,768	7,493

Costs and expenses
General and administrative expenses	2,959	2,451	5,542	4,499
Advertising expenses	1,031	630	2,008	1,226
Refranchising restaurant costs and expenses, net of revenue	503	-	1,021	-
Costs and expenses	4,493	3,081	8,571	5,725

Income from operations	1,402	827	2,197	1,768

Other expense, net	(566)	(342)	(2,790)	(590)

(Loss) income before income tax expense	836	485	(593)	1,178

Income tax expense	1,344	112	625	296

Net (loss) income	$(508)	$373	$(1,218)	$882

For the twenty-six weeks ended June 30, 2019 and July 1, 2018:

Net Income - Net loss for the twenty-six weeks ended June 30, 2019 totaled $1,218,000 consisting of revenues of $10,768,000 less costs and expenses of $8,571,000, other expense of $2,790,000 and income tax expense of $625,000. Net income for the twenty-six weeks ended July 1, 2018 totaled $882,000 consisting of revenues of $7,493,000 less general and administrative expenses of $5,725,000, other expense of $590,000 and income taxes of $296,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and other revenues. We had revenues of $10,768,000 for the twenty-six weeks ended June 30, 2019 compared to $7,493,000 for the twenty-six weeks ended July 1, 2018. The increase of $3,275,000 was primarily the result of an increase in royalties of $1,695,000 which was largely the result of the acquisition of Hurricane; an increase in franchise and store opening fees of $792,000 and an increase in advertising revenue of $782,000.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense and refranchising restaurant operating costs, net of associated sales. Our costs and expenses increased from $5,725,000 in the first half of 2018 to $8,571,000 in the first half of 2019.

For the twenty-six weeks ended June 30, 2019, our general and administrative expenses totaled $5,542,000. For the twenty-six weeks ended July 1, 2018, our general and administrative expenses totaled $4,499,000. The increase in the amount of $1,043,000 was primarily the result of increases in compensation expenses and professional fees.

During the twenty-six weeks ended June 30, 2019, the refranchising efforts resulted in restaurant operating costs and expenses, net of associated sales in the amount of $1,021,000. We did not have comparable refranchising activity in the prior period.

Advertising expenses totaled $2,008,000 during the first half of 2019, with $1,226,000 during the prior year period, representing an increase in advertising expense of $782,000. These expenses vary in relation to the advertising revenue recognized.

Other Expense – Other net expense for the twenty-six weeks ended June 30, 2019 totaled $2,790,000 and consisted primarily of net interest expense of $3,382,000, which was partially offset by the gain on sale of two refranchised restaurants in the amount of $970,000. Other expense for the twenty-six weeks ended July 1, 2018 totaled $590,000 and consisted primarily of net interest expense of $514,000. An increase in total debt outstanding and the related costs resulted in the higher interest expense.

Income Tax Expense – We recorded income tax expense of $625,000 for the twenty-six weeks ended June 30, 2019 and a provision for income taxes of $296,000 for the twenty-six weeks ended July 1, 2018. These tax results were based on a net loss before taxes of $593,000 for 2019 compared to net income before taxes of $1,178,000 for 2018. However, non-deductible expenses, such as dividends paid on preferred stock, contributed to the higher tax expense for 2019.

For the thirteen weeks ended June 30, 2019 and July 1, 2018:

Net Income - Net loss for the thirteen weeks ended June 30, 2019 totaled $508,000 consisting of revenues of $5,895,000 less costs and expenses of $4,493,000, other expense of $566,000 and income tax expense of $1,344,000. Net income for the thirteen weeks ended July 1, 2018 totaled $373,000 consisting of revenues of $3,908,000 less general and administrative expenses of $3,081,000, other expense of $342,000 and income taxes of $112,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and other revenue. We had revenues of $5,895,000 for the thirteen weeks ended June 30, 2019 compared to $3,908,000 for the thirteen weeks ended July 1, 2018. The increase of $1,987,000 was primarily the result of an increase in royalties of $803,000 which was largely the result of the acquisition of Hurricane; an increase in franchise fees and store opening fees of $774,000 and an increase in advertising revenue of $401,000. The majority of the increase in recognized franchise fees was primarily the result of the forfeiture of non-refundable deposits.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense and refranchising restaurant operating costs, net of associated sales. Our costs and expenses increased from $3,081,000 in the second quarter of 2018 to $4,493,000 in the second quarter of 2019.

For the thirteen weeks ended June 30, 2019, our general and administrative expenses totaled $2,959,000. For the thirteen weeks ended July 1, 2018, our general and administrative expenses totaled $2,451,000. The increase in the amount of $508,000 was primarily the result of increases in compensation expenses and professional fees.

During the second quarter of 2019, our refranchising efforts resulted in restaurant operating costs and expenses, net of associated sales in the amount of $503,000. We did not have comparable refranchising activity in the prior year period.

Advertising expenses totaled $1,031,000 during the second quarter of 2019, compared with $630,000 during the prior year period, representing an increase in advertising expense of $401,000. These expenses vary in relation to the advertising revenue recognized.

Other Expense – Other net expense for the thirteen weeks ended June 30, 2019 totaled $566,000 and consisted primarily of net interest expense of $1,265,000. Other expense for the thirteen weeks ended July 1, 2018 totaled $342,000 and consisted primarily of net interest expense of $300,000. An increase in total debt outstanding and the related costs resulted in the higher interest expense.

Income Tax Expense – We recorded an income tax expense of $1,344,000 for the thirteen weeks ended June 30, 2019 and a provision for income taxes of $112,000 for the thirteen weeks ended July 1, 2018. These tax results were based on a net income before taxes of $836,000 for 2019 compared to net income before taxes of $485,000 for 2018. Non-deductible expenses, such as dividends paid on preferred stock, contributed to the higher tax expense for 2019.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the twenty-six weeks ended June 30, 2019 consisted of net proceeds from the refinance of our long-term debt which contributed to the total cash provided by financing activities of $1,874,000.

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

Comparison of Cash Flows

Our cash balance was $540,000 as of June 30, 2019, compared to $653,000 as of December 30, 2018.

The following table summarize key components of our consolidated cash flows for the twenty-six weeks ended June 30, 2019 and July 1, 2018:

(In thousands)

For the Twenty-six Weeks Ended

	June 30, 2019	July 1, 2018

Net cash used in operating activities	$(491)	$(503)
Net cash used in investing activities	(1,496)	(88)
Net cash provided by financing activities	1,874	1,514
Increase (decrease) in cash flows	$(113)	$923

Operating Activities

Net cash used in operating activities decreased $12,000 during the twenty-six weeks ended June 30, 2019 compared to the same period in 2018. There were variations in the components of the cash from operations between the two periods. Our net loss in 2019 was $1,218,000 compared to a net income in the 2018 period of $882,000. Non-cash items included in the reported net loss for the twenty-six weeks ended June 30, 2019 netted to positive $727,000 and had the effect of increasing the net cash provided by operating activities.

The primary components of these adjustments included:

●	An upward adjustment due to accretion expense of a long-term loan, mandatorily redeemable preferred shares, and acquisition purchase price payable of $1,388,000 in 2019. There was no comparable activity in the 2018 quarterly period;
●	An upward adjustment due to an increase in accounts payable and accrued expenses of $2,337,000 in 2019 compared to a decrease of $410,000 in the 2018 quarterly period;
●	A downward adjustment due to a decrease in accrued interest payable of $1,185,000 in 2019 compared to $405,000 in the 2018 quarterly period, primarily due to the payoff of our term loan;
●	A downward adjustment for the recognized gain on sale of refranchised restaurants of $970,000. There was no comparable activity in the 2018 quarterly period. The cash received relating to the sales is classified in Investing Activities;
●	A downward adjustment due to a decrease in deferred income of $1,335,000 in 2019 compared to $290,000 in the 2018 quarterly period, due to the recognition of income related to cash collected in a prior period.

Investing Activities

Net cash used in investing activities totaled $1,496,000 during the twenty-six weeks ended June 30, 2019 compared to $88,000 during the comparable 2018 period. The 2019 expenditures primarily included the net cash used to acquire Elevation Burger of $2,332,000 which was partially offset by cash proceeds from the sale of refranchised restaurants in the amount of $870,000.

Financing Activities

Net cash provided by financing activities increased by $360,000 during the twenty-six weeks ended June 30, 2019 compared to the comparable 2018 period. During 2019, our net cash provided by financing activities included proceeds from a new loan in the amount of $23,053,000, which was partially offset by the repayment of the term loan in the amount of $16,417,000 and increases in amounts due from affiliates of $4,760,000. During the 2018 quarterly period, our net cash provided by financing activities was comprised primarily from the issuance of preferred stock in the amount of $8,000,000 and proceeds from borrowings in the amount of $1,882,000 net of the repayment of $8,121,000 of certain related party borrowings.

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

Loan and Security Agreement

On January 29, 2019, we refinanced the Term Loan. The Company as borrower, and its subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (“Lion”). Pursuant to the Loan and Security Agreement, the we borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and provide additional general working capital to the Company.

The obligation under the Loan and Security Agreement matures on June 30, 2020. Interest on the term loan accrues at an annual fixed rate of 20.0% and is payable quarterly. We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan and Security Agreement at any time upon prior notice to Lion without penalty, other than a make-whole provision providing for a minimum of six months’ interest.

In connection with the Loan and Security Agreement, we issued to Lion a warrant to purchase up to 1,167,404 shares of the Company’s Common Stock at $0.01 per share (the “Lion Warrant”), exercisable only if the amounts outstanding under the Loan and Security Agreement are not repaid in full prior to October 1, 2019. If the Loan and Security Agreement is repaid in full prior to October 1, 2019, the Lion Warrant will terminate in its entirety.

As security for its obligations under the Loan Agreement, we granted a lien on substantially all of its assets to Lion. In addition, certain of our direct and indirect subsidiaries and affiliates entered into a Guaranty (the “Guaranty”) in favor of Lion, pursuant to which they guaranteed our obligations under the Loan and Security Agreement and granted as security for their guaranty obligations a lien on substantially all of their assets.

The Loan and Security Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur other indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, in each case subject to customary exceptions. The Loan and Security Agreement also includes customary events of default that include, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, events that result in a material adverse effect (as defined in the Loan and Security Agreement), cross default to other material indebtedness, bankruptcy, insolvency and material judgments. The occurrence and continuance of an event of default could result in the acceleration of our obligations under the Loan and Security Agreement and an increase in the interest rate by 5.0% per annum.

On June 19, 2019, we amended our existing loan facility with Lion. We entered into a First Amendment to Loan and Security Agreement (the “First Amendment”), which amends the Loan and Security Agreement originally dated January 29, 2019. Pursuant to the First Amendment, we increased our borrowings by $3,500,000 in order to fund the Elevation Buyer Note in connection with the acquisition of Elevation, acquire other assets and pay fees and expenses of the transactions. The First Amendment also added the acquired Elevation-related entities as guarantors and loan parties.

Subsequent to the quarter end, on July 24, 2019, we entered into a first amendment to the Lion Warrant, which extends the date on which the Lion Warrant was initially exercisable from October 1, 2019 to June 30, 2020, which coincides with the maturity date of the loan made under the Loan and Security Agreement. The Lender Warrant is only exercisable if the amounts outstanding under the Loan Agreement are not repaid in full prior to the extended Exercise Date.

We agreed to pay Lion an extension fee of $500,000 in the form of an increase in the principal amount loaned under the Loan and Security Agreement, and on July 24, 2019 entered into a second amendment to the Loan Agreement (the “Second Amendment”) to reflect this increase. Under the Second Amendment, the parties also agreed to amend the Loan and Security Agreement to provide for a late fee of $400,000 payable if we fail to make any quarterly interest payment by the fifth business day after the end of each fiscal quarter beginning in the third quarter of 2019.

Capital Expenditures

As of June 30, 2019, we do not have any material commitments for capital expenditures.

Critical Accounting Policies and Estimates

Royalties: In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties range from 0.75% to 6% and are recognized as revenue when the related sales are made by the franchisees. Royalties are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

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

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified as of June 30, 2019.

Assets classified as held for sale – Assets are classified as held for sale when we commit to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s consolidated balance sheet. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other expenses continue to be accrued.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, plaintiff Eric Rojany, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Rojany v. FAT Brands Inc., in the Superior Court of California for the County of Los Angeles, Case No. BC708539. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants were responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. Plaintiff alleged that he intended to certify the complaint as a class action and sought compensatory damages in an amount to be determined at trial. On August 2, 2018, plaintiff Daniel Alden, another putative investor in the Company, filed a second putative class action lawsuit against the same defendants, entitled Alden v. FAT Brands, Inc., in the same court, Case No. BC716017. On September 17, 2018, Rojany and Alden were consolidated under the Rojany case caption and number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin filed a First Amended Consolidated Complaint (“FAC”) against the Company, Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc. and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. The FAC asserted the same claims as asserted in the original complaint. On November 13, 2018, Defendants filed a demurrer to the FAC. On January 25, 2019, the Court sustained Defendants’ demurrer to the FAC, with leave to amend in part. On February 25, 2019, Plaintiffs filed a Second Amended Consolidated Complaint (“SAC”) against Defendants. On March 27, 2019, Defendants filed a demurrer to the SAC. On July 31, 2019, the Court overruled in part and sustained in part Defendants’ demurrer to the SAC, with leave to amend. Plaintiffs must file any amended pleading by August 30, 2019. A stay of discovery in the action remains in effect. A status conference is set for September 11, 2019.

The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, plaintiff Adam Vignola, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Vignola v. FAT Brands Inc., in the United States District Court for the Central District of California, Case No. 2:18-cv-07469. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff alleged that he intended to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Defendants, thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants, asserting allegations and claims for relief substantively identical to those asserted in the FAC filed in Rojany. On March 18, 2019, Defendants filed a motion to dismiss the FAC or, in the alterative, to stay the action in favor of Rojany. On June 14, 2019, the Court denied the motion to stay and granted the motion to dismiss, with leave to amend. On August 5, 2019, Lead Plaintiffs filed a Second Amended Class Action Complaint reducing the scope of the allegations previously asserted. Unless extended by the Court, Defendants’ response to the Second Amended Class Action Complaint is due August 19, 2019. All discovery and other proceedings in this action are currently stayed by operation of the Private Securities Litigation Reform Act of 1995.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On May 21, 2019, the Company issued a total of 19,416 shares of common stock at a value of $4.64 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

2.1	Membership Interest Purchase Agreement dated as of June 19, 2019, by and among the Company, Elevation Franchise Ventures, LLC, AH-HA Holdings, LLC, and Hans Hess	8-K	2.1	06/24/2019
4.1	Warrant Agreement, dated June 19, 2019, issued by the Company to Elevation Franchise Ventures, LLC	8-K	4.1	06/24/2019
10.1	First Amendment to Loan and Security Agreement, dated June 19, 2019, by and among the Company, the Guarantors named therein, and The Lion Fund, L.P. and The Lion Fund II, L.P., as Lenders	8-K	10.1	06/24/2019
10.2	Convertible Subordinated Promissory Note, dated June 19, 2019, issued by the Company to Elevation Franchise Ventures, LLC	8-K	10.2	06/24/2019
10.3	Subordinated Promissory Note, dated June 19, 2019, issued by Elevation Franchise Ventures, LLC to the Company	8-K	10.3	06/24/2019
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X (Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

August 14, 2019	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2019	By	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer
(Principal Financial and Accounting Officer)

