Form 10-Q
period 2019-09-29
Fat Brands, Inc
filed 2019-11-08
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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

As of November 6, 2019, there were 11,843,907 shares of common stock outstanding.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

September 29, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 29, 2019	December 30, 2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$311	$653
Accounts receivable, net of allowance for doubtful accounts of $609 and $595, respectively	5,121	1,779
Current portion of notes receivable, net of allowance of $37 and $37, respectively	255	65
Assets classified as held for sale	2,272	-
Other current assets	964	1,042
Total current assets	8,923	3,539

Notes receivable –net of allowance for doubtful accounts of $86 and $112, respectively	1,882	212
Due from affiliates	22,886	15,514
Deferred income taxes	2,159	2,236
Operating lease right of use assets	1,018	-
Goodwill	11,992	10,391
Other intangible assets, net	29,967	23,289
Other assets	755	2,779
Total assets	$79,582	$57,960

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$7,008	$4,415
Accrued expenses	5,510	3,705
Accrued advertising	694	369
Accrued interest payable	1,255	2,250
Deferred income	907	1,076
Dividend payable on mandatorily redeemable preferred shares (includes amounts due to related parties of $111 and $42 as of September 29, 2019 and December 30, 2018, respectively)	1,083	391
Liabilities related to assets classified as held for sale	1,459	-
Current portion of operating lease liability	402	-
Current portion of long-term debt	24,383	15,400
Total current liabilities	42,701	27,606

Deferred income - noncurrent	5,469	6,621
Acquisition purchase price payable	4,373	3,497
Operating lease liability, net of current portion	639	-
Mandatorily redeemable preferred shares, net	14,239	14,191
Deferred dividend payable on mandatorily redeemable preferred shares (includes amounts due to related parties of $84 and $39 as of September 29, 2019 and December 30, 2018, respectively)	528	228
Long-term debt, net of current portion	5,472	-
Other liabilities	-	78
Total liabilities	73,421	52,221

Commitments and contingencies (Note 18)

Stockholders’ equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,843,907 and 11,546,589 shares issued and outstanding at September 29, 2019 and December 30, 2018, respectively	11,243	10,757
Accumulated deficit	(5,082)	(5,018)
Total stockholders’ equity	6,161	5,739
Total liabilities and stockholders’ equity	$79,582	$57,960

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

For the thirteen and thirty-nine weeks ended September 29, 2019 and September 30, 2018 (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Revenue
Royalties	$3,937	$3,370	$11,064	$8,802
Franchise fees	1,272	1,343	2,578	2,041
Store opening fees	109	100	398	205
Advertising fees	1,151	1,038	3,159	2,264
Management fees and other income	15	13	54	45
Total revenue	6,484	5,864	17,253	13,357

Costs and expenses
Compensation expense	1,637	1,495	4,860	4,285
Professional fees expense	787	513	1,833	1,071
Public company expense	280	198	829	679
Advertising expense	1,151	1,038	3,159	2,264
Refranchising (gain)	(902)	-	(851)	-
Other	460	511	1,184	1,181
Total costs and expenses	3,413	3,755	11,014	9,480

Income from operations	3,071	2,109	6,239	3,877

Other expense, net
Interest expense, net	(1,544)	(991)	(4,064)	(1,427)
Interest expense related to mandatorily redeemable preferred shares	(431)	(437)	(1,293)	(515)
Depreciation and amortization	(258)	(120)	(536)	(193)
Other expense, net	(56)	(352)	(157)	(355)
Total other expense, net	(2,289)	(1,900)	(6,050)	(2,490)

Income before provision for income taxes (benefit)	782	209	189	1,387

Provision for income taxes (benefit)	(372)	199	253	495

Net income (loss)	$1,154	$10	$(64)	$892

Basic income (loss) per common share	$0.10	$0.00	$(0.01)	$0.08
Basic weighted average shares outstanding	11,827,706	11,558,190	11,568,560	10,722,044
Diluted income (loss) per common share	$0.10	$0.00	$(0.01)	$0.08
Diluted weighted average shares outstanding	11,827,706	11,575,132	11,568,560	10,730,394
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

Unaudited

For the thirty-nine weeks ended September 29, 2019

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at December 30, 2018	11,546,589	$1	$10,756	$10,757	$(5,018)	$5,739
Net loss	-	-	-	-	(64)	(64)
Common stock dividend	245,376	-	-	-	-	-
Cash paid in lieu of fractional shares	-	-	(2)	(2)	-	(2)
Issuance of common stock in lieu of director fees payable	51,942	-	270	270	-	270
Share-based compensation	-	-	218	218	-	218

Balance at September 29, 2019	11,843,907	$1	$11,242	$11,243	$(5,082)	$6,161

For the thirty-nine weeks ended September 30, 2018

	Common Stock
	Shares	Par value	Additional paid-in capital	Total	Accumulated deficit	Total

Balance at December 31, 2017	10,000,000	$1	$2,621	$2,622	$(613)	$2,009

Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers	-	-	-	-	(2,672)	(2,672)
Net income	-	-	-	-	892	892
Dividends on common stock	-	-	(2,551)	(2,551)	-	(2,551)
Issuance of common stock in lieu of director fees payable	52,254	-	420	420	-	420
Issuance of common stock in payment of related party note	989,395	-	7,272	7,272	-	7,272
Issuance of common stock in lieu of dividend payable to Fog Cutter Capital Group, Inc.	311,365	-	1,920	1,920	-	1,920
Issuance of warrants to purchase common stock	-	-	774	774	-	774
Stock offering costs	-	-	(50)	(50)		(50)
Value of common stock beneficial conversion feature of Series A-1 Preferred Stock	-	-	90	90	-	90
Share-based compensation	-	-	370	370	-	370

Balance at September 30, 2018	11,353,014	$1	$10,866	$10,867	$(2,393)	$8,474

For the thirteen weeks ended September 29, 2019

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at June 30, 2019	11,826,765	$1	$11,093	$11,094	$(6,236)	$4,858
Net income	-	-	-	-	1,154	1,154
Issuance of common stock in lieu of director fees payable	17,142	-	90	90	-	90
Share-based compensation	-	-	59	59	-	59

Balance at September 29, 2019	11,843,907	$1	$11,242	$11,243	$(5,082)	$6,161

For the thirteen weeks ended September 30, 2018

	Common Stock
	Shares	Par value	Additional paid-in capital	Total	Accumulated deficit	Total

Balance at July 1, 2018	11,184,767	$1	$8,989	$8,990	$(2,403)	$6,587
Net income	-	-	-	-	10	10
Issuance of stock in lieu of director fees payable	10,482	-	90	90	-	90
Issuance of stock in lieu of dividend payable to Fog Cutter Capital Group, Inc.	157,765	-	960	960	-	960
Stock offering costs	-	-	(50)	(50)		(50)
Value of common stock beneficial conversion feature of Series A-1 Preferred Stock	-	-	90	90	-	90
Issuance of warrants to purchase common stock	-	-	662	662	-	662
Share-based compensation	-	-	125	125	-	125

Balance at September 30, 2018	11,353,014	$1	$10,866	$10,867	$(2,393)	$8,474

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

For the thirty-nine weeks ended September 29, 2019 and September 30, 2018 (Unaudited)

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities
Net (loss) income	$(64)	$892
Adjustments to reconcile net (loss) income to net cash provided by operations:
Deferred income taxes	77	(22)
Depreciation and amortization	535	193
Share-based compensation	218	370
Accretion of debt discount	1,718	413
Change in operating right of use assets	510	-
Gain on sale refranchised restaurants	(2,249)	-
Accretion of mandatorily redeemable preferred shares	48	18
Accretion of purchase price liability	426	-
Recovery of bad debts	(91)	-
Change in:		-
Accounts receivable	(731)	(805)
Trade notes receivable	21	64
Other current assets	59	(362)
Accounts payable and accrued expense	3,375	1,033
Accrued advertising	80	(475)
Accrued interest payable	(941)	259
Deferred income	(2,129)	(1,665)
Dividend payable on mandatorily redeemable preferred shares	992	447
Other	(281)	-
Total adjustments	1,637	(532)
Net cash provided by operating activities	1,573	360

Cash flows from investing activities
Additions to property and equipment	(49)	(139)
Proceeds from sale of refranchised restaurants	1,710	-
Payments made in connection with acquisition, net	(2,332)	(7,677)
Net cash used in investing activities	(671)	(7,816)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	23,022	17,096
Issuance of mandatorily redeemable preferred shares and associated warrants	-	7,984
Repayments of borrowings	(16,500)	(10,853)
Change in due from affiliates	(7,371)	(4,262)
Change in operating lease liabilities	(287)	-
Dividends	(2)	(632)
Other	(106)	(50)
Net cash (used in) provided by financing activities	(1,244)	9,283

Net (decrease) increase in cash	(342)	1,827
Cash at beginning of period	653	32
Cash at end of period	$311	$1,859

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,576	$1,551
Cash paid for income taxes	$190	$184

Supplemental disclosure of non-cash financing and investing activities:
Note payable to Fog Cutter Capital Group, Inc. converted to common and preferred stock	$-	$9,272
Dividends reinvested in common stock	$-	$1,920
Director fees converted to common stock	$270	$420
Income taxes payable adjusting amounts due from affiliates	$211	$74

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. ORGANIZATION AND RELATIONSHIPS

Organization and Nature of Business

FAT Brands Inc. (the “Company”) was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, the Company completed an initial public offering and issued additional shares of common stock representing 20 percent of its ownership (the “Offering”). The Company’s common stock trades on the Nasdaq Capital Market under the symbol “FAT.” As of September 29, 2019, FCCG continues to control a significant voting majority of the Company.

The Company is a multi-brand franchisor specializing in fast casual and casual dining restaurant concepts around the world. As of September 29, 2019, the Company owns and franchises eight restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger. Combined, these brands have over 380 locations open and more than 200 under development.

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

Liquidity

The Company recognized income from operations of $3,071,000 and $2,109,000 during the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively, and $6,239,000 and $3,877,000 during the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively. Despite the profitability of the brands and their operations, the Company recognized net income of $1,154,000 and a net loss of $64,000 during the thirteen weeks and the thirty-nine weeks ended September 29, 2019, respectively. The reduction in earnings is primarily due to:

●	Higher net interest expense during 2019 as compared to the prior year periods related to higher debt balances which include our term loan debt that matures on June 30, 2020 (See Note 11); and
●	Higher effective income tax rates during 2019 as compared to the prior year periods primarily due to the non-deductibility of dividends on the Company’s preferred stock. (See Note 9).

While the Company anticipates refinancing the term loan debt that matures on June 30, 2020 at a lower cost of capital prior to that date, if the Company is unable to obtain acceptable financing, its ability to fund the organic growth of the Company or to acquire additional restaurant concepts may be negatively impacted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – The Company operates its franchising business on a 52 or a 53 week calendar and the fiscal year ends on the last Sunday of December. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Both the fiscal year 2019 and the fiscal year 2018 consist of 52 weeks.

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

Cash - The Company’s cash is maintained at multiple financial institutions and from time to time the balances for one or more of its accounts may exceed the Federal Deposit Insurance Corporation’s (“FDIC’s”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of September 29, 2019, the Company had no accounts that exceeded the insured limit. As of December 30, 2018, the Company had one account with a balance that exceeded the insured limit.

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

Trade notes receivable – Trade notes receivable are created when an agreement is reached to settle a delinquent franchisee receivable account and the entire balance is not immediately paid. Generally, trade notes receivable include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts on the notes are established based on the likelihood of collection.

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

Store opening fees – The Company recognizes store opening fees in the amount of $35,000 to $60,000 from the up-front fees collected from franchisees. The amount of the fee is dependent on brand and location (domestic versus international stores). The remaining balance of the up-front fees are then amortized as franchise fees over the life of the franchise agreement. If the fees collected are less than the respective store opening fee amounts, the full up-front fees are recognized at opening. The store opening fees are based on out-of-pocket costs to the Company for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized are higher due to the additional cost of travel.

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

Adopting the new accounting standard for leases affected various financial statement line items for the thirteen and thirty-nine weeks ended September 29, 2019. The following table provides the affected amounts as reported in these unaudited consolidated financial statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of September 29, 2019 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Unaudited Consolidated Balance Sheet:
Operating lease right of use assets	$1,018	$-
Operating lease right of use assets classified as held for sale	$1,426	$-
Operating lease liabilities	$1,041	$-
Operating lease liabilities associated with operating lease right of use assets classified as held for sale	$1,459	$-

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

The purchase price consists of $50,000 in cash, a contingent warrant to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), and the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Warrant is only exercisable in the event that the Company merges with FCCG. The Seller Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the purchase, the Company also loaned $2,300,000 in cash to the Seller under a subordinated promissory note (the “Elevation Buyer Note”) bearing interest at 6.0% per year and maturing in August 2026. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. In addition, the Seller will be entitled to receive earn-out payments of up to $2,500,000 if Elevation Burger realizes royalty fee revenue in excess of certain amounts. As of the date of the acquisition, the fair market value of this contingent consideration totaled $531,000. As of September 29, 2019, the purchase price payable totaled $609,000 which includes the accretion of interest expense at an effective interest rate of 18.0%.

The purchase documents contain customary representations and warranties of the Seller and provides that the Seller will, subject to certain limitations, indemnify the Company against claims and losses incurred or suffered by the Company as a result of, among other things, any inaccuracy of any representation or warranty of the Seller contained in the purchase documents.

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company for the acquisition of Elevation Burger was estimated at $7,193,000. The allocation of the consideration to the preliminary valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

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

The Company, through a subsidiary, acquired the intellectual property used in connection with the Yalla Business pursuant to the IP Agreement. Under the terms of the IP Agreement, the purchase price for the intellectual property will be paid in the form of an earn-out, calculated as the greater of $1,500,000 or 400% of Yalla Income, which includes gross franchise royalties as well as other items, as defined in the IP Agreement. The seller can require the Company to pay the purchase price in up to two installments during the ten-year period following the acquisition. At the time of the acquisition, the purchase price recorded for the intellectual property was $1,790,000. As of September 29, 2019, the purchase price payable totaled $2,070,000 which includes the accretion of interest expense at an effective interest rate of 20.9%.

Additionally, pursuant to the Master Agreement, the Company agreed to acquire the assets, agreements and other properties of each of the seven existing Yalla Mediterranean restaurants during a marketing period specified in the Master Agreement (the “Marketing Period”). The purchase price will be the greater of $1,000,000 or the sum of (i) the first $1,750,000 of gross sale proceeds received from the sale of the Yalla Mediterranean restaurants to franchisee/purchasers, plus (ii) the amount, if any, by which fifty percent (50%) of the net proceeds (after taking into consideration operating income or loss and transaction costs and expenses) from the sale of the Yalla Mediterranean restaurants exceeds $1,750,000. At the time of the acquisition, the purchase price recorded for the net tangible assets relating to the seven existing Yalla Mediterranean restaurants was $1,700,000. As of September 29, 2019, the purchase price payable totaled $1,695,000 which includes the accretion of interest expense at an effective interest rate of 5.4%.

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

The preliminary allocation of the total consideration recognized of $3,490,000 to the net tangible and intangible assets acquired in the Yalla Business is presented in the table below (in thousands):

Cash	$82
Accounts receivable	77
Inventory	95
Other assets	90
Property and equipment	2,521
Intangible assets	1,530
Goodwill	263
Accounts payable and accrued expenses	(1,168)
Total net identifiable assets	$3,490

Acquisition of Hurricane AMT, LLC

On July 3, 2018, the Company completed the acquisition of Hurricane AMT, LLC, a Florida limited liability company (“Hurricane”), for a purchase price of $12,500,000. Hurricane is the franchisor of Hurricane Grill & Wings and Hurricane BTW Restaurants. The purchase price of $12,500,000 was delivered through the payment of $8,000,000 in cash and the issuance to the Sellers of $4,500,000 of equity units of the Company valued at $10,000 per unit, or a total of 450 units. Each unit consists of (i) 100 shares of the Company’s newly designated Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”) and (ii) a warrant to purchase 127 shares of the Company’s Common Stock at $7.83 per share (the “Hurricane Warrants”).

The allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$358
Accounts receivable	352
Other assets	883
Intangible assets	11,020
Goodwill	2,772
Accounts payable and accrued expenses	(643)
Deferred franchise fees	(1,885)
Other liabilities	(357)
Total net identifiable assets	$12,500

nOTE 4. REFRANCHISING

As part of its ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee.

During the first quarter of 2019, the Company met all of the criteria requiring that certain assets used in the operation of certain restaurants be classified as held for sale. As a result, the following remaining assets have been classified as held for sale on the accompanying consolidated balance sheet as of September 29, 2019 (in thousands):

September 29, 2019

Property, plant and equipment	$846
Operating lease right of use assets	1,426
Total	$2,272

Operating lease liabilities related to the assets classified as held for sale in the amount of $1,459,000, have been classified as current liabilities on the accompanying balance sheet as of September 29, 2019.

During the thirteen and thirty-nine weeks ended September 29, 2019, the operating restaurants incurred restaurant costs and expenses, net of revenue of $377,000 and $1,398,000, respectively, with no comparable activity in the prior periods (in thousands) as well as gain on refranchising sales:

	Thirteen Weeks Ended September 29, 2019	Thirty-nine weeks ended September 29, 2019
Restaurant costs and expenses, net of revenue	$(377)	$(1,398)
Gain on store sales	1,279	2,249
Refranchising gain	$902	$851

Note 5. NOTES RECEIVABLE

Notes receivable consist of trade notes receivable and the Elevation Buyer Note.

Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee receivable account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of September 29, 2019, these trade notes receivable totaled $378,000, which was net of reserves of $123,000.

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger (See Note 3). The Company loaned $2,300,000 in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a net carrying value of $1,903,000, net of a discount of $397,000. As of September 29, 2019, the balance of the Elevation Note was $1,882,000, net of a discount of $374,000. During the thirteen and thirty-nine weeks ended September 29, 2019, the Company recognized $55,000 and $59,000 in interest income, respectively, with no comparable activity in 2018.

Note 6. GOODWILL

Goodwill consists of the following (in thousands):

	September 29, 2019	December 30, 2018
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Ponderosa	1,462	1,462
Yalla	263	263
Elevation Burger	1,601	-
Total Goodwill	$11,992	$10,391

Note 7. OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 29, 2019	December 30, 2018
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa	7,230	7,230
Yalla	1,530	1,530
Elevation Burger	4,690	-
Total trademarks	22,452	17,762

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(403)	(161)
Ponderosa – cost	1,640	1,640
Ponderosa – accumulated amortization	(215)	(132)
Elevation Burger – cost	2,450	-
Elevation Burger – accumulated amortization	(137)	-
Total franchise agreements	7,515	5,527
Total Other Intangible Assets	$29,967	$23,289

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2019	$233
2020	932
2021	932
2022	932
2023	932
Thereafter	3,554
Total	$7,515

Note 8. DEFERRED INCOME

Deferred income is as follows (in thousands):

	September 29, 2019	December 30, 2018

Deferred franchise fees	$5,514	$6,711
Deferred royalties	481	653
Deferred advertising revenue	381	333
Total	$6,376	$7,697

Note 9. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal and California (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $22,886,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files its tax returns on a stand-alone basis. The amount payable to FCCG determined by this calculation of $211,000 was subtracted from amounts due from FCCG as of September 29, 2019 (See Note 13).

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 29, 2019	December 30, 2018
Deferred tax assets (liabilities)
Deferred income	$1,910	$1,779
Reserves and accruals	467	346
Intangibles	(556)	(532)
Deferred state income tax	(85)	(72)
Tax credits	-	126
Share-based compensation	134	131
NOL carryforward	68	-
Interest expense	384	439
Fixed assets	(164)	-
Other	1	19
Total	$2,159	$2,236

Components of the provision for income taxes are as follows (in thousands):

	Thirty-nine weeks ended September 29, 2019	Thirty-nine weeks ended September 30, 2018
Current
Federal	$116	$49
State	30	142
Foreign	30	318
	176	509
Deferred
Federal	139	78
State	(62)	(92)
	77	(14)
Total provision for income taxes	$253	$495

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Thirty-nine weeks ended	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018

Provision for income taxes at statutory rate	$40	$291
State and local income taxes	-	39
Foreign taxes	30	319
Tax credits	112	(297)
Dividends on mandatorily redeemable preferred stock	51	-
Share based compensation	-	146
Other	20	(3)
Total provision for income taxes	$253	$495

As of September 29, 2019, the Company’s annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of September 29, 2019.

NOTE 10. LEASES

The Company records six operating leases for corporate offices and for certain restaurant properties that are being refranchised. The Company is not a guarantor to the leases of the restaurants that are being refranchised. The leases have remaining lease terms ranging from 0.6 years to 6.0 years. Two of the leases also have options to extend the term for 5 to 10 years. The Company recognized lease expense of $1,089,000 and $243,000 for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively. The Company recognized lease expense of $355,000 and $84,000 for the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively. The weighted average remaining lease term of the operating leases (not including optional lease extensions) at September 29, 2019 was 4.5 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases as of September 29, 2019 are as follows (in thousands):

	September 29, 2019	December 30, 2018

Right of use assets	$2,444	$-
Lease liabilities	$2,500	$-

The operating lease right of use assets and operating lease liabilities include obligations relating to the optional term extensions available on five of the leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 15.9%.

The contractual future maturities of the Company’s operating lease liabilities as of September 29, 2019, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2019	$240
2020	763
2021	512
2022	516
2023	535
Thereafter	2,434
Total lease payments	5,000
Less imputed interest	2,500
Total	$2,500

Supplemental cash flow information for the thirty-nine weeks ended September 29, 2019 related to leases is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$867
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$187

Note 11. DEBT

Term Loan

On July 3, 2018, the Company as borrower, and certain of the Company’s subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan Agreement”) with FB Lending, LLC (the “Lender”). Pursuant to the Loan Agreement, the Company borrowed $16.0 million in a term loan (“Term Loan”) from the Lender. The Company used a portion of the loan proceeds to fund (i) the cash payment of $8.0 million to the members of Hurricane and closing costs in connection with the acquisition of Hurricane, and (ii) to repay borrowings of $2.0 million plus interest and fees owing under the Company’s existing loan facility with TCA Global Credit Master Fund, LP. The Company used the remaining proceeds for general working capital purposes.

In connection with the Loan Agreement, the Company also issued warrants to purchase up to 509,604 shares of the Company’s Common Stock at $7.20 per share to the Lender (the “Lender Warrant”). Warrants were also issued to certain loan placement agents to purchase 66,691 shares of the Company’s common stock at $7.20 per share (the “Placement Agent Warrants”) (See Note 16).

As security for its obligations under the Loan Agreement, the Company granted a lien on substantially all of its assets to the Lender. In addition, certain of the Company’s subsidiaries and affiliates entered into a Guaranty (the “Guaranty”) in favor of the Lender, pursuant to which they guaranteed the obligations of the Company under the Loan Agreement and granted as security for their guaranty obligations a lien on substantially all of their assets.

On January 29, 2019, the Company refinanced the FB Lending term loan. The payoff amount was $18,095,000 which included principal in the amount of $16,400,000 and accrued interest and prepayment fees of $1,695,000. During the thirteen and thirty-nine weeks ended September 29, 2019, the Company recorded interest expense of $0 and $1,337,000, respectively, primarily relating to the charge off of unaccreted debt discount of $349,000 and unamortized debt offering costs of $651,000, with no comparable activity in the prior period. The effective interest rate for the Term Loan was 29.8%. The Lender Warrant will remain outstanding until it is exercised or expires (See Note 16).

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

As security for its obligations under the Loan Agreement, the Company granted a lien on substantially all of its assets to Lion. In addition, certain of the Company’s subsidiaries and affiliates entered into a Guaranty (the “Guaranty”) in favor of Lion, pursuant to which they guaranteed the obligations of the Company under the Loan and Security Agreement and granted as security for their guaranty obligations a lien on substantially all of their assets.

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

As of September 29, 2019, the total principal amount due under the Loan and Security Agreement was $24,000,000 and the net carrying value of obligation under the Loan and Security Agreement was $23,745,000, which is net of unamortized debt offering costs of $255,000.

The Company recognized interest expense on the Loan and Security Agreement of $3,608,000 for the thirty-nine weeks ended September 29, 2019, which includes $167,000 for amortization of debt offering costs and a $500,000 loan extension fee, with no comparable activity in 2018. The Company recognized interest expense of $1,812,000 for the thirteen weeks ended September 29, 2019, which included $82,000 for the amortization of debt offering costs and a $500,000 loan extension fee, with no comparable activity in 2018. The effective interest rate for the facility under the Loan and Security Agreement is 20.9%.

Elevation Note

On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the valuation of the acquisition of Elevation Burger, the Elevation Note was recorded on the financial statements of the Company at $6,185,000, which is net of a loan discount of $1,295,000 and debt offering costs of $30,000. As of September 29, 2019, the carrying value of the Elevation Note was $6,055,000 which is net of the loan discount of $1,222,000 and debt offering costs of $55,000. The Company recognized interest expense relating to the Elevation Note during the thirty-nine weeks ended September 29, 2019 in the amount of $162,000, which included amortization of the loan discount of $73,000 and de minimis amortization of debt offering costs, with no comparable activity is 2018. The Company recognized interest expense relating to the Elevation Note during the thirteen weeks ended September 29, 2019 in the amount of $139,000, which included amortization of the loan discount of $64,000 and de minimis amortization of debt offering costs, with no comparable activity in 2018.The effective interest rate for the Elevation Note is 7.7%.

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

As of September 29, 2019, there were 100,000 shares of Series A Preferred stock outstanding, issued in the following two transactions:

(i)	On June 7, 2018, the Company entered into a Subscription Agreement for the issuance and sale (the “Offering”) of 800 units (the “Units”), with each Unit consisting of (i) 100 shares of the Company’s newly designated Series A Fixed Rate Cumulative Preferred Stock (the “Series A Preferred Stock”) and (ii) warrants (the “Series A Warrants”) to purchase 127 shares of the Company’s Common Stock at $7.83 per share. The sales price of each Unit was $10,000, resulting in gross proceeds to the Company from the initial closing of $8,000,000 and the issuance of 80,000 shares of Series A Preferred Stock and Series A Warrants to purchase 102,125 shares of common stock (the “Subscription Warrants”).

(ii)	On June 27, 2018, the Company entered into a Note Exchange Agreement, as amended, under which it agreed with FCCG to exchange all but $950,000 of the remaining balance of the Company’s outstanding Promissory Note issued to the FCCG on October 20, 2017, in the original principal amount of $30,000,000 (the “Note”). At the time, the Note had an estimated outstanding balance of principal plus accrued interest of $10,222,000 (the “Note Balance”). On June 27, 2018, $9,272,053 of the Note Balance was exchanged for shares of capital stock of the Company and warrants in the following amounts (the “Exchange Shares”):

●	$2,000,000 of the Note Balance was exchanged for 200 Units consisting of 20,000 shares of Series A Fixed Rate Cumulative Preferred Stock of the Company at $100 per share and Series A Warrants to purchase 25,530 of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”); and

●	$7,272,053 of the Note Balance was exchanged for 1,010,420 shares of Common Stock of the Company, representing an exchange price of $7.20 per share, which was the closing trading price of the Common Stock on June 26, 2018.

The Company classifies the Series A Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at $100.00 per share on the Mandatory Redemption Date. As of September 29, 2019, the net Series A Preferred Stock balance was $9,906,000 including an unaccreted debt discount of $82,000 and unamortized debt offering costs of $12,000.

The Company recognized interest expense on the Series A Preferred Stock of $1,062,000 for the thirty-nine weeks ended September 29, 2019, which includes accretion expense of $17,000 as well as $2,000 for the amortization of debt offering costs. For the thirteen weeks ended September 29, 2019, the Company recognized interest expense of $354,000, which includes accretion expense of $6,000 as well as $1,000 for the amortization of the debt offering costs. The Company recognized interest expense on the Series A Preferred Stock of $352,000 and $430,000 for the thirteen and thirty-nine weeks ended September 30, 2018, respectively. Also, the Company recognized accretion expense on the Series A Preferred Stock of $6,000 and $8,000 for the thirteen and thirty-nine weeks ended September 30, 2018, respectively, as well as, $1,000 during the thirteen and thirty-nine weeks ended September 30, 2018 for the amortization of debt offering costs.

The effective interest rate for the Series A Preferred Stock is 14.2%.

Series A-1 Fixed Rate Cumulative Preferred Stock

On July 3, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Certificate of Designation”), designating a total of 200,000 shares of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”). As of September 29, 2019, there were 45,000 shares of Series A-1 Preferred Stock issued and outstanding. The Series A-1 Certificate of Designation contains the following terms pertaining to the Series A-1 Preferred Stock:

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

As of September 29, 2019, there were 45,000 shares of Series A-1 Preferred Stock outstanding.

The Company classifies the Series A-1 Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at $100.00 per share on the Series A-1 Mandatory Redemption Date.

As of September 29, 2019, the net Series A-1 Preferred Stock balance was $4,333,000 including an unaccreted debt discount of $141,000 and unamortized debt offering costs of $26,000.

The Company recognized interest expense on the Series A-1 Preferred Stock of $232,000 for the thirty-nine weeks ended September 29, 2019, which included recognized accretion expense of $24,000, as well as $5,000 for the amortization of debt offering costs, with no comparable activity in 2018. The Company recognized interest expense on the Series A-1 Preferred Stock of $78,000 for the thirteen weeks ended September 29, 2019, which included recognized accretion expense of $8,000, as well as $2,000 for the amortization of debt offering costs. The Company recognized interest expense on the Series A-1 Preferred Stock of $67,500 for the thirteen and thirty-nine weeks ended September 30, 2018. Also, the Company recognized accretion expense on the Series A-1 Preferred Stock of $8,000 for the thirteen and thirty-nine weeks ended September 30, 2018, as well as, $2,000 during the thirteen and thirty-nine weeks ended September 30, 2018 for the amortization of debt offering costs.

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

Note 13. Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $22,886,000 as of September 29, 2019. The receivable from FCCG bears interest at a rate of 10% per annum. During the thirty-nine weeks ended September 29, 2019, $1,350,000 of accrued interest income was added to the balance of the receivable from FCCG.

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

During the thirty-nine weeks ended September 29, 2019, the Company recorded a payable to FCCG in the amount of $211,000 under the Tax Sharing Agreement. (See Note 9).

Note 14. SHAREHOLDERS’ EQUITY

As of September 29, 2019 and December 30, 2018, the total number of authorized shares of common stock was 25,000,000, and there were 11,843,907 and 11,546,589 (unadjusted for the issuance of shares related to the common stock dividend during the first quarter of 2019) shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the thirty-nine weeks ended September 29, 2019:

●	On February 7, 2019, the Company declared a stock dividend equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the dividend. The number of common shares issued prior to the record date of the stock dividend have been adjusted retrospectively for the effects of the stock dividend.

●	On February 22, 2019, the Company issued a total of 15,384 shares of common stock at a value of $5.85 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On May 21, 2019, the Company issued a total of 19,416 shares of common stock at a value of $4.64 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On September 24, 2019, the Company issued a total of 17,142 shares of common stock at a value of $5.25 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for the thirty-nine weeks ended September 29, 2019 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 30, 2018	681,633	$8.84	8.4
Grants	106,908	$5.64	9.9
Forfeited	(45,636)	$8.35	9.0
Expired	-	$-	-
Stock options outstanding at September 29, 2019	742,905	$7.76	8.8
Stock options exercisable at September 29, 2019	125,097	$11.48	8.1

The assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	4.00% - 10.43%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	1.52% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $59,000 and $218,000 during the thirteen and thirty-nine weeks ended September 29, 2019, respectively. The Company recognized share-based compensation expense in the amount of $125,000 and $370,000 during the thirteen and thirty-nine weeks ended September 30, 2018. As of September 29, 2019, there remains $213,000 of related share-based compensation expense relating to these non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 16. WARRANTS

As of September 29, 2019, the Company had issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 81,700 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $14.69 per share, and the Common Stock Warrants were valued at $124,000 at the date of grant. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 102,125 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 12). The Subscription Warrants were valued at $87,000 at the date of grant. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,530 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Note 12). The Exchange Warrants were valued at $25,000 at the date of grant. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 57,439 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane. The Hurricane Warrants were valued at $58,000 at the date of grant. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 509,604 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the $16 million credit facility with FB Lending, LLC (See Note 11). The Lender Warrant was valued at $592,000 at the date of grant. The Lender Warrant may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 66,691 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 11). The Placement Agent Warrants were valued at $78,000 at the date of grant. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on January 29, 2019, in connection with the Loan and Security Agreement (See Note 11), to purchase up to 1,167,404 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “Lion Warrant”), exercisable at any time between July 1, 2020 and January 29, 2024, but only if the amounts outstanding under the Loan and Security Agreement are not repaid in full on or before June 30, 2020. If the Loan and Security Agreement is repaid in full on or before June 30, 2020, the Lion Warrant will terminate in its entirety. The Lion Warrants were not valued at the date of grant due to the contingency relating to their exercise.

●	Warrants issued on June 19, 2019, in connection with the acquisition of Elevation Burger (See Note 3), to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), exercisable for a period of five years, but only in the event of a merger of the Company and FCCG, commencing on the second business day following the potential merger and ending on the five year anniversary thereafter, at which time the Elevation Warrant shall terminate The Elevation Warrants were not valued at the date of grant due to the contingency relating to their exercise.

The Company’s warrant activity for the thirty-nine weeks ended September 29, 2019, as adjusted for the February 2019 stock dividend, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 30, 2018	843,089	$8.06	3.7
Grants	1,214,279	$0.32	4.4
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Warrants outstanding at September 29, 2019	2,057,368	$3.49	4.1
Warrants exercisable at September 29, 2019	843,089	$8.23	3.7

The range of assumptions used in the Black-Scholes valuation model to record basis of the warrants as of the grant dates are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	5.00

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

On June 7, 2018, plaintiff Eric Rojany, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Rojany v. FAT Brands Inc., in the Superior Court of California for the County of Los Angeles, Case No. BC708539. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants were responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. Plaintiff alleged that he intended to certify the complaint as a class action and sought compensatory damages in an amount to be determined at trial. On August 2, 2018, plaintiff Daniel Alden, another putative investor in the Company, filed a second putative class action lawsuit against the same defendants, entitled Alden v. FAT Brands, Inc., in the same court, Case No. BC716017. On September 17, 2018, Rojany and Alden were consolidated under the Rojany case caption and number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin filed a First Amended Consolidated Complaint (“FAC”) against the Company, Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc. and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. The FAC asserted the same claims as asserted in the original complaint. On November 13, 2018, Defendants filed a demurrer to the FAC. On January 25, 2019, the Court sustained Defendants’ demurrer to the FAC, with leave to amend in part. On February 25, 2019, Plaintiffs filed a Second Amended Consolidated Complaint (“SAC”) against Defendants. On March 27, 2019, Defendants filed a demurrer to the SAC. On July 31, 2019, the Court overruled in part and sustained in part Defendants’ demurrer to the SAC, with leave to amend. On September 20, 2019, Plaintiffs served an initial set of requests for production of documents. At a status conference held on October 28, 2019, Plaintiffs indicated that they would not file a further amended complaint, and instead would rely upon the SAC as the operative complaint. The deadline for Defendants to file an answer to the SAC is November 12, 2019. The Court scheduled a status conference for January 9, 2020, at which time the parties shall present a proposed pretrial schedule for the case.

The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, plaintiff Adam Vignola, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Vignola v. FAT Brands Inc., in the United States District Court for the Central District of California, Case No. 2:18-cv-07469. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff alleged that he intended to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Defendants, thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants, asserting allegations and claims for relief substantively identical to those asserted in the FAC filed in Rojany. On March 18, 2019, Defendants filed a motion to dismiss the FAC or, in the alterative, to stay the action in favor of Rojany. On June 14, 2019, the Court denied the motion to stay and granted the motion to dismiss, with leave to amend. On August 5, 2019, Lead Plaintiffs filed a Second Amended Class Action Complaint (“SAC”) reducing the scope of the allegations previously asserted. On September 9, 2019, Defendants filed a motion to dismiss the SAC. The hearing on Defendants’ motion to dismiss the SAC is set for December 16, 2019. All discovery and other proceedings in this action remain stayed by operation of the Private Securities Litigation Reform Act of 1995.

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

Operating Leases

The Company leases corporate headquarters located in Beverly Hills, California comprising 5,478 square feet of space, pursuant to a lease that expires on April 30, 2020, as well as an additional 2,915 square feet of space pursuant to a lease amendment that expires on February 29, 2024. The Company leases 1,775 square feet of space in Plano, Texas for pursuant to a lease that expires on March 31, 2021. The Company also leases 5,057 square feet of space in Falls Church, Virginia pursuant to a lease that expires on April 30, 2020. The Company subleases approximately 2,500 square feet of this lease to an unrelated third party. The Company is not a guarantor to the leases of the restaurants that are being refranchised.

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs.

Note 19. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
United States	$5,364	$4,155	$14,435	$9,798
Other countries	1,120	1,709	2,818	3,559
Total revenues	$6,484	$5,864	$17,253	$13,357

Revenues are shown based on the geographic location of our franchisees’ restaurants. All our assets are located in the United States.

During the thirteen and thirty-nine weeks ended September 29, 2019 and September 30, 2018, no individual franchisee accounted for more than 10% of the Company’s revenues.

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

NOTE 21. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from September 29, 2019 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events other than those described below:

Series B Preferred Stock and Warrants

On October 3, 2019, FAT Brands Inc. (the “Company”) completed the initial closing of its continuous public offering (the “Offering”) of up to $30,000,000 of units (the “Units”) at $25.00 per Unit, with each Unit comprised of one share of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 0.60 warrants (the “Series B Warrants”) to purchase common stock at $8.50 per share, exercisable for five years.

Through the date of the issuance of these financial statements, the Company completed the sale of 47,080 Units for gross proceeds of $1,177,000. Of this amount, 33,000 units were acquired by Related Parties and other insiders for gross proceeds to the Company of $825,000.

The Offering is being conducted pursuant to an Offering Statement qualified by the Securities and Exchange Commission (“SEC”) under Regulation A of Section 3(6) of the Securities Act of 1933, as amended, for Tier 2 offerings. The Offering will continue until the earlier of $30,000,000 of Units have been sold or one year after the date the Offering Statement has being qualified by the SEC, unless the Offering is earlier terminated by the Company in its sole discretion.

TriPoint Global Equities, LLC and Digital Offering, LLC are acting as the Company’s exclusive selling agents (the “Selling Agents”) for the Offering on a “best efforts” basis. On October 3, 2019, the Company entered into a Selling Agency Agreement with the Selling Agents, under which the Company agreed to pay the Selling Agents a fee of 7.28% of the gross proceeds received by the Company in the Offering plus a five-year warrant to purchase Units exercisable for 1.25% of the total Units sold in the offering.

In connection with the Offering, the Company filed with the Secretary of State of Delaware a Certificate of Designation of Rights and Preferences of Series B Cumulative Preferred Stock, designating a total of 1,200,000 shares of Series B Preferred Stock, and entered into a Warrant Agency Agreement with VStock Transfer, LLC, to act as the Warrant Agent for the Series B Warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 29,2019 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

As of September 29, 2019, the Company owns eight restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger, that have over 380 locations open and more than 200 under development.

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

Results of Operations

Results of Operations of FAT Brands Inc.

The following table summarizes key components of our combined results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2019 and September 30, 2018. The results of Hurricane, Elevation, and Yalla were not included in the operating results for the thirteen and twenty-six week periods ended September 30, 2018 because those transactions occurred subsequent to that date.

(In thousands)

	Thirteen Weeks Ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Statement of operations data:

Revenues
Royalties	$3,937	$3,370	$11,064	$8,802
Franchise fees	1,272	1,343	2,578	2,041
Store opening fees	109	100	398	205
Advertising fees	1,151	1,038	3,159	2,264
Management fees and other income	15	13	54	45
Total revenues	6,484	5,864	17,253	13,357

Costs and expenses
General and administrative expenses	3,164	2,717	8,706	7,216
Advertising expenses	1,151	1,038	3,159	2,264
Refranchising (gain) / loss	(902)	-	(851)	-
Costs and expenses	3,413	3,755	11,014	9,480

Income from operations	3,071	2,109	6,239	3,877

Other expense, net	(2,289)	(1,900)	(6,050)	(2,490)

Income before income tax expense	782	209	189	1,387

Income tax expense	(372)	199	253	495

Net income (loss)	$1,154	$10	$(64)	$892

For the thirty-nine weeks ended September 29, 2019 and September 30, 2018:

Net Income - Net loss for the thirty-nine weeks ended September 29, 2019 totaled $64,000 consisting of revenues of $17,253,000 less costs and expenses of $11,014,000, other expense of $6,050,000 and income tax expense of $253,000. Net income for the thirty-nine weeks ended September 30, 2018 totaled $892,000 consisting of revenues of $13,357,000 less costs and expenses of $9,480,000, other expense of $2,490,000 and income tax expense of $495,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and other revenues. We had revenues of $17,253,000 for the thirty-nine weeks ended September 29, 2019 compared to $13,357,000 for the thirty-nine weeks ended September 30, 2018. The increase of $3,896,000 was primarily the result of an increase in royalties of $2,262,000 which was largely the result of the acquisition of Hurricane; an increase in franchise and store opening fees of $730,000 and an increase in advertising revenue of $895,000.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense and refranchising gains. Our costs and expenses increased from $9,480,000 in the thirty-nine weeks ended September 30, 2018 to $11,014,000 in the comparable period of 2019.

For the thirty-nine weeks ended September 29, 2019, our general and administrative expenses totaled $8,706,000. For the thirty-nine weeks ended September 30, 2018, our general and administrative expenses totaled $7,216,000. The increase in the amount of $1,490,000 was primarily the result of increases in compensation expenses and professional fees.

During the thirty-nine weeks ended September 29, 2019, the refranchising efforts resulted in gains of $851,000. We did not have comparable refranchising activity in the prior period.

Advertising expenses totaled $3,159,000 during the thirty-nine weeks ended September 29, 2019, with $2,264,000 during the prior year period, representing an increase in advertising expense of $895,000. These expenses vary in relation to the advertising revenue recognized.

Other Expense – Other net expense for the thirty-nine weeks ended September 29, 2019 totaled $6,050,000 and consisted primarily of net interest expense of $5,357,000. Other expense for the thirty-nine weeks ended September 30, 2018 totaled $2,490,000 and consisted primarily of net interest expense of $1,942,000. An increase in total debt outstanding and the related costs resulted in the higher interest expense.

Income Tax Expense – We recorded income tax expense of $253,000 for the thirty-nine weeks ended September 29, 2019 and a provision for income taxes of $495,000 for the thirty-nine weeks ended September 30, 2018. These tax results were based on a net income before taxes of $189,000 for 2019 compared to net income before taxes of $1,387,000 for 2018. Non-deductible expenses, such as dividends paid on preferred stock, contributed to the higher tax expense for 2019 as a percentage of pre-tax income.

For the thirteen weeks ended September 29, 2019 and September 30, 2018:

Net Income - Net income for the thirteen weeks ended September 29, 2019 totaled $1,154,000 consisting of revenues of $6,484,000 less costs and expenses of $3,413,000, other expense of $2,289,000 and an income tax benefit of $372,000. Net income for the thirteen weeks ended September 30, 2018 totaled $10,000 consisting of revenues of $5,864,000 less costs and expenses of $3,755,000, other expense of $1,900,000 and income taxes of $199,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and other revenue. We had revenues of $6,484,000 for the thirteen weeks ended September 29, 2019 compared to $5,864,000 for the thirteen weeks ended September 30, 2018. The increase of $620,000 was primarily the result of an increase in royalties of $567,000 which was largely the result of the acquisition of Hurricane; an decrease in franchise fees and store opening fees of $62,000 and an increase in advertising revenue of $113,000.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense and refranchising gains. Our costs and expenses decreased from $3,755,000 in the third quarter of 2018 to $3,413,000 in the third quarter of 2019.

For the thirteen weeks ended September 29, 2019, our general and administrative expenses totaled $3,164,000. For the thirteen weeks ended September 30, 2018, our general and administrative expenses totaled $2,717,000. The increase in the amount of $447,000 was primarily the result of increases in compensation expenses and professional fees.

During the third quarter of 2019, our refranchising efforts resulted in gains of $902,000. We did not have comparable refranchising activity in the prior year period.

Advertising expenses totaled $1,151,000 during the third quarter of 2019, compared with $1,038,000 during the prior year period, representing an increase in advertising expense of $113,000. These expenses vary in relation to the advertising revenue recognized.

Other Expense – Other net expense for the thirteen weeks ended September 29, 2019 totaled $2,289,000 and consisted primarily of net interest expense of $1,975,000. Other expense for the thirteen weeks ended September 30, 2018 totaled $1,900,000 and consisted primarily of net interest expense of $1,428,000. An increase in total debt outstanding and the related costs resulted in the higher interest expense.

Income Tax Expense – We recorded an income tax benefit of $372,000 for the thirteen weeks ended September 29, 2019 and a provision for income taxes of $199,000 for the thirteen weeks ended September 30, 2018. These tax results were based on a net income before taxes of $782,000 for 2019 compared to net income before taxes of $209,000 for 2018. The tax benefit recorded during the third quarter reflects updated tax estimates and partially reversed tax provisions recorded in prior quarters.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the thirty-nine weeks ended September 29, 2019 consisted of cash flow from operations of $1,573,000.

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

Comparison of Cash Flows

Our cash balance was $311,000 as of September 29, 2019, compared to $653,000 as of December 30, 2018.

The following table summarize key components of our consolidated cash flows for the thirty-nine weeks ended September 29, 2019 and September 30, 2018:

(In thousands)

For the Thirty-nine weeks ended

	September 29, 2019	September 30, 2018

Net cash provided by operating activities	$1,573	$360
Net cash used in investing activities	(671)	(7,816)
Net cash (used in) provided by financing activities	(1,244)	9,283
Increase (decrease) in cash flows	$(342)	$1,827

Operating Activities

Net cash provided by operating activities increased $1,213,000 during the thirty-nine weeks ended September 29, 2019 compared to the same period in 2018. There were variations in the components of the cash from operations between the two periods. Our net loss in 2019 was $64,000 compared to a net income in the 2018 period of $892,000. Non-cash items included in the reported net loss for the thirty-nine weeks ended September 29, 2019 netted to positive $1,637,000 and had the effect of increasing the net cash provided by operating activities.

The primary components of these adjustments included:

●	An upward adjustment due to accretion expense of a long-term loan, mandatorily redeemable preferred shares, and acquisition purchase price payable of $2,240,000 in 2019 compared to $431,000 for the comparable 2018 period;
●	An upward adjustment due to an increase in accounts payable and accrued expenses of $3,375,000 in 2019 compared to an increase of $1,033,000 in the 2018 period;
●	A downward adjustment due to a decrease in accrued interest payable of $941,000 in 2019 compared to an upward adjustment of $259,000 in the 2018 period, primarily due to the payoff of our term loan in 2019;
●	A downward adjustment for the recognized gain on sale of refranchised restaurants of $2,249,000. There was no comparable activity in the 2018 quarterly period. The cash received relating to the sales is classified in Investing Activities;
●	A downward adjustment due to a decrease in deferred income of $2,129,000 in 2019 compared to $1,665,000 in the 2018 period, due to the recognition of income related to cash collected in prior periods.

Investing Activities

Net cash used in investing activities totaled $671,000 during the thirty-nine weeks ended September 29, 2019 compared to $7,816,000 during the comparable 2018 period. The 2019 expenditures primarily included the net cash used to acquire Elevation Burger of $2,332,000 which was partially offset by cash proceeds from the sale of refranchised restaurants in the amount of $1,710,000. The 2018 expenditure related primarily to the acquisition of Hurricane.

Financing Activities

Net cash used in financing activities increased by $10,527,000 during the thirty-nine weeks ended September 29, 2019 compared to the comparable 2018 period. During 2019, our net cash used in financing activities included the repayment of our term loan in the amount of $16,500,000 and increases in amounts due from affiliates of $7,371,000, which were partially offset by proceeds from a new loan in the amount of $23,022,000. During the 2018 period, our net cash provided by financing activities was comprised primarily from the issuance of preferred stock in the amount of $7,984,000 and proceeds from borrowings in the amount of $17,096,000. These amounts were partially offset by the repayment of borrowings in the amount of $10,853,000 and increases in amounts due from affiliates of $4,262,000.

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

Loan and Security Agreement

On January 29, 2019, we refinanced the Term Loan. The Company as borrower, and its subsidiaries and affiliates as guarantors, entered into a new Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (“Lion”). Pursuant to the Loan and Security Agreement, we borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and to provide additional general working capital to the Company.

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

In connection with the Loan and Security Agreement, we issued to Lion a warrant to purchase up to 1,167,404 shares of the Company’s Common Stock at $0.01 per share (the “Lion Warrant”), exercisable only if the amounts outstanding under the Loan and Security Agreement are not repaid in full by June 30, 2020. If the Loan and Security Agreement is repaid in full by June 30, 2020, the Lion Warrant will terminate in its entirety.

As security for its obligations under the Loan Agreement, we granted a lien on substantially all our assets to Lion. In addition, certain of our subsidiaries and affiliates entered into a Guaranty (the “Guaranty”) in favor of Lion, pursuant to which they guaranteed our obligations under the Loan and Security Agreement and granted as security for their guaranty obligations a lien on substantially all of their assets.

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

Capital Expenditures

As of September 29, 2019, we do not have any material commitments for capital expenditures.

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

Store opening fees: We recognize store opening fees in the amount of $35,000 to $60,000 from the up-front fees collected from franchisees. The amount of the fee is dependent on brand and location (domestic versus international stores). The remaining balance of the up-front fees are then amortized as franchise fees over the life of the franchise agreement. If the fees collected are less than the respective store opening fee amounts, the full up-front fees are recognized at opening. The store opening fees are based on our out-of-pocket costs for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized are higher due to the additional cost of travel.

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

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified as of September 29, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 29, 2019, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended September 29, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, plaintiff Eric Rojany, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Rojany v. FAT Brands Inc., in the Superior Court of California for the County of Los Angeles, Case No. BC708539. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants were responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. Plaintiff alleged that he intended to certify the complaint as a class action and sought compensatory damages in an amount to be determined at trial. On August 2, 2018, plaintiff Daniel Alden, another putative investor in the Company, filed a second putative class action lawsuit against the same defendants, entitled Alden v. FAT Brands, Inc., in the same court, Case No. BC716017. On September 17, 2018, Rojany and Alden were consolidated under the Rojany case caption and number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin filed a First Amended Consolidated Complaint (“FAC”) against the Company, Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc. and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. The FAC asserted the same claims as asserted in the original complaint. On November 13, 2018, Defendants filed a demurrer to the FAC. On January 25, 2019, the Court sustained Defendants’ demurrer to the FAC, with leave to amend in part. On February 25, 2019, Plaintiffs filed a Second Amended Consolidated Complaint (“SAC”) against Defendants. On March 27, 2019, Defendants filed a demurrer to the SAC. On July 31, 2019, the Court overruled in part and sustained in part Defendants’ demurrer to the SAC, with leave to amend. On September 20, 2019, Plaintiffs served an initial set of requests for production of documents. At a status conference held on October 28, 2019, Plaintiffs indicated that they would not file a further amended complaint, and instead would rely upon the SAC as the operative complaint. The deadline for Defendants to file an answer to the SAC is November 12, 2019. The Court scheduled a status conference for January 9, 2020, at which time the parties shall present a proposed pretrial schedule for the case.

The Company and other defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, plaintiff Adam Vignola, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Fog Cutter Capital Group, Inc., Tripoint Global Equities, LLC and members of the Company’s board of directors, entitled Vignola v. FAT Brands Inc., in the United States District Court for the Central District of California, Case No. 2:18-cv-07469. The complaint asserted claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, alleging that the defendants are responsible for false and misleading statements and omitted material facts in connection with the Company’s initial public offering, which resulted in declines in the price of the Company’s common stock. The plaintiff alleged that he intended to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Defendants, thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants, asserting allegations and claims for relief substantively identical to those asserted in the FAC filed in Rojany. On March 18, 2019, Defendants filed a motion to dismiss the FAC or, in the alterative, to stay the action in favor of Rojany. On June 14, 2019, the Court denied the motion to stay and granted the motion to dismiss, with leave to amend. On August 5, 2019, Lead Plaintiffs filed a Second Amended Class Action Complaint (“SAC”) reducing the scope of the allegations previously asserted. On September 9, 2019, Defendants filed a motion to dismiss the SAC. The hearing on Defendants’ motion to dismiss the SAC is set for December 16, 2019. All discovery and other proceedings in this action remain stayed by operation of the Private Securities Litigation Reform Act of 1995.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On September 24, 2019, the Company issued a total of 17,142 shares of common stock at a value of $5.25 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees. The issuance of these shares to the directors are exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The directors acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

On October 3 and October 11, 2019, the Company completed the sale of an aggregate of 47,080 Units at $25.00 per Unit, with each Unit comprised of one share of 8.25% Series B Cumulative Preferred Stock and 0.60 warrants to purchase common stock at $8.50 per share, exercisable for five years, for gross proceeds of $1,177,000. The offering of Units is being conducted pursuant to an Offering Statement qualified by the SEC under Regulation A of Section 3(6) of the Securities Act of 1933, as amended, for Tier 2 offerings. TriPoint Global Equities, LLC and Digital Offering, LLC acted as the Company’s exclusive selling agents for the offering on a “best efforts” basis. The Company agreed to pay the selling agents a fee of 7.28% of the gross proceeds received by the Company in the offering plus a five-year warrant to purchase Units exercisable for 1.25% of the total Units sold in the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Designation or Rights and Preferences of Series B Cumulative Preferred Stock	8-K	3.1	10/09/2019
4.1	First Amendment to the Warrant Agreement, dated July 24, 2019, by and between FAT Brands Inc. and The Lion Fund, L.P. and The Lion Fund II, L.P.	8-K	4.1	07/29/2019
10.1	Second Amendment to Loan and Security Agreement, dated July 24, 2019, by and among FAT Brands Inc., the Guarantors named therein, and The Lion Fund, L.P. and The Lion Fund II, L.P., as Lenders	8-K	10.1	07/29/2019
10.2	Selling Agency Agreement, dated October 3, 2019 (including form of Selling Agent Warrant)	8-K	10.1	10/09/2019
10.3	Warrant Agency Agreement, dated October 3, 2019 (including form of Warrant Certificate)	8-K	10.2	10/09/2019
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X (Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

November 8, 2019	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2019	By	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer
(Principal Financial and Accounting Officer)

