Form 10-K
period 2019-12-29
Fat Brands, Inc
filed 2020-04-28
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2019

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

(310) 319-1850

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	FAT	The NASDAQ Stock Market LLC

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

The aggregate market value of voting common stock held by non-affiliated stockholders as of June 30, 2019 was approximately $8,038,655.

As of April 13, 2020, there were 11,876,659 shares of common stock outstanding.

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

Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies including, but not limited to, the impact of the current novel coronavirus pandemic (“COVID-19”), many of which are difficult to predict and beyond our control, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this Annual Report on Form 10-K, including under “Item 1A. Risk Factors”, and the other reports that we file with the SEC from time to time.

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

PART I

ITEM 1. BUSINESS

Business Overview

FAT Brands Inc., formed in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), is a leading multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. On October 20, 2017, we completed an initial public offering and issued additional shares of common stock representing 20 percent of our ownership (the “Offering”). As of December 29, 2019, FCCG continues to control a significant voting majority of the Company.

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

As of December 29, 2019, we were the owner and franchisor of the following restaurant brands:

Fatburger. Founded in Los Angeles, California in 1947, Fatburger (The Last Great Hamburger Stand) has, throughout its history, maintained its reputation as an iconic, all-American, Hollywood favorite hamburger restaurant serving a variety of freshly made-to-order, customizable, big, juicy, and tasty Fatburgers, Turkeyburgers, Chicken Sandwiches, Impossible™ Burgers, Veggieburgers, French fries, onion rings, soft-drinks and milkshakes. With a legacy spanning over 70 years, Fatburger’s dedication to superior quality inspires robust loyalty amongst its customer base and has long appealed to American cultural and social leaders. We have counted many celebrities and athletes as past franchisees and customers, and we believe this prestige has been a principal driver of the brand’s strong growth. Fatburger offers a premier dining experience, demonstrating the same dedication to serving gourmet, homemade, custom-built burgers as it has since 1947. As of December 29, 2019, there were 163 franchised and sub-franchised Fatburger locations across eight states and 18 countries.

Buffalo’s Cafe. Established in Roswell, Georgia in 1985, Buffalo’s Cafe (Where Everyone is Family) is a family-themed casual dining concept known for its chicken wings and 13 distinctive homemade wing sauces, burgers, wraps, steaks, salads and other classic American cuisine. Featuring a full bar and table service, Buffalo’s Cafe offers a distinctive dining experience affording friends and family the flexibility to share an intimate dinner together or to casually watch sporting events while enjoying extensive menu offerings. Beginning in 2011, Buffalo’s Express was developed and launched as a fast-casual, smaller footprint variant of Buffalo’s Cafe offering a limited version of the full menu with an emphasis on chicken wings, wraps and salads. Current Buffalo’s Express outlets are co-branded with Fatburger locations, providing our franchisees with complementary concepts that share kitchen space and result in a higher average unit volume (compared to stand-alone Fatburger locations). As of December 29, 2019, there were 17 franchised Buffalo’s Cafe and 87 co-branded Fatburger / Buffalo’s Express locations globally.

Ponderosa & Bonanza Steakhouse. Ponderosa Steakhouse, founded in 1965, and Bonanza Steakhouse, founded in 1963 (collectively, “Ponderosa”), offer the quintessential American steakhouse experience, for which there is strong and growing demand in international markets, particularly in Asia and the Middle East. Ponderosa and Bonanza Steakhouses offer guests a high-quality buffet and broad array of great tasting, affordably priced steak, chicken and seafood entrées. Buffets at Ponderosa and Bonanza Steakhouses feature a large variety of all you can eat salads, soups, appetizers, vegetables, breads, hot main courses and desserts. An additional variation of the brand, Bonanza Steak & BBQ, offers a full-service steakhouse with fresh farm-to-table salad bar and a menu showcase of USDA flame-grilled steaks and house-smoked BBQ, with contemporized interpretations of traditional American classics. As of December 29, 2019, there were 76 Ponderosa and 13 Bonanza restaurants operating under franchise and sub-franchise agreements in 16 states and five countries.

Hurricane Grill & Wings. Founded in Fort Pierce, Florida in 1995, Hurricane Grill & Wings is a tropical beach themed casual dining restaurant known for its fresh, jumbo, chicken wings, 35 signature sauces, burgers, bowls, tacos, salads and sides. Featuring a full bar and table service, Hurricane Grill & Wings’ laid-back, casual, atmosphere affords family and friends the flexibility to enjoy dining experiences together regardless of the occasion. The acquisition of Hurricane Grill & Wings has been complementary to FAT Brands existing portfolio chicken wing brands, Buffalo’s Cafe and Buffalo’s Express. The Company acquired the Hurricane brand on July 3, 2018 and began consolidating Hurricane’s financial results effective with that date. As of December 29, 2019, there were 51 franchised Hurricane Grill & Wings and 2 franchised Hurricane BTWs (Hurricane’s fast-casual burgers, tacos & wings concept), across eight states.

Yalla Mediterranean. Founded in 2014, Yalla Mediterranean is a Los Angeles-based restaurant chain specializing in authentic, healthful, Mediterranean cuisine with an environmentally conscience and focus on sustainability. The word “yalla” which means “let’s go” is embraced in every aspect of Yalla Mediterranean’s culture and is a key component of our concept. Yalla Mediterranean offers a healthful Mediterranean menu of wraps, plates, and bowls in a fast-casual setting, with cuisine prepared fresh daily using, GMO-free, local ingredients for a menu that includes vegetarian, vegan, gluten-free and dairy-free options accommodating customers with a wide variety of dietary needs and preferences. The brand demonstrates its commitment to the environment by using responsibly sourced proteins and utensils, bowls and serving trays made from compostable materials. Each of Yalla’s seven locations across California also feature on-tap selections of craft beers and fine wines. The Company completed the Yalla Mediterranean transaction on December 3, 2018 and began consolidating Yalla Mediterranean’s financial results effective that date. As of December 29, 2019, we have converted two Yalla restaurants into franchised operations. We intend to sell the remaining existing Yalla locations to franchisees and expand the business through additional franchising.

Elevation Burger. Established in Northern Virginia in 2002, Elevation Burger is a fast-casual burger, fries, and shakes chain that provides its customers with healthier, “elevated” food options. Serving grass-fed beef, organic chicken, and French fries cooked using a proprietary olive oil-based frying method, Elevation maintains environmentally-friendly operating practices including responsible sourcing of ingredients, robust recycling programs intended to reduce carbon footprint, and store décor constructed of eco-friendly materials. The acquisition of Elevation Burger in June 2019 aligns with our corporate mission of providing fresh, authentic and tasty products to the customers of our franchisees and complements our existing burger brand, Fatburger. The Company acquired the Elevation Burger brand on June 19, 2019 and began consolidating Elevation Burger’s financial results effective with that date. As of December 29, 2019, there were 45 franchised Elevation Burger locations across nine states and four countries.

Beyond our current brand portfolio, we intend to acquire other restaurant franchise concepts that will allow us to offer additional food categories and expand our geographic footprint. In evaluating potential acquisitions, we specifically seek concepts with the following characteristics:

●	established, widely recognized brands;
●	steady cash flows;
●	track records of long-term, sustainable operating performance;
●	good relationships with franchisees;
●	sustainable operating performance;
●	geographic diversification; and
●	growth potential, both geographically and through co-branding initiatives across our portfolio.

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

Our franchisee base consisted of 195 franchisees as of December 29, 2019. Of these franchisees, 159 operate in North America and 46 own multiple restaurant locations. System wide, our franchisees operated 374 restaurants as of December 29, 2019 (304 of which were located in North America), with store level sales in excess of $390 million in 2019. As of December 29, 2019, we had a pipeline of over 200 new units which remain to be completed.

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

Competitive Strengths

We believe that our competitive strengths include:

●	Management Platform Built for Growth. We have developed a robust and comprehensive management and systems platform designed to support the expansion of our existing brands while enabling the accretive and efficient acquisition and integration of additional restaurant concepts. We dedicate our considerable resources and industry knowledge to promote the success of our franchisees, offering them multiple support services such as public relations, marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support. Furthermore, our platform is scalable and adaptable, allowing us to incorporate new concepts into the FAT Brands family with minimal incremental corporate costs. We intend to grow our existing brands as well as make strategic and opportunistic acquisitions that complement our existing portfolio of concepts providing an entrance into targeted restaurant segments. We believe that our platform is a key differentiator in pursuing this strategy.

●	Asset Light Business Model Driving High Free Cash Flow Conversion. We maintain an asset light business model requiring minimal capital expenditures by franchising our restaurant concepts to our owner / operators. The multi-brand franchisor model also enables us to efficiently scale the number of restaurant locations with very limited incremental corporate overhead and minimal exposure to store-level risk, such as long-term real estate commitments and increases in employee wage costs. Our multi-brand approach also gives us the organizational depth to provide a host of services to our franchisees, which we believe enhances their financial and operational performance. As a result, new store growth and accelerating financial performance of the FAT Brands network drive increases in our franchise fee and royalty revenue streams while expanding profit and free cash flow margins.

●	Strong Brands Aligned with FAT Brands Vision. We have an enviable track record of delivering Fresh, Authentic, and Tasty meals across our franchise system. Our Fatburger and Buffalo’s concepts have built distinctive brand identities within their respective segments, providing made-to-order, high-quality food at competitive prices. The Ponderosa and Bonanza brands deliver an authentic American steakhouse experience with which customers identify. Hurricane Grill & Wings offer customers fresh, jumbo chicken wings with an assortment of sauces and rubs in a casual dining atmosphere. Yalla Mediterranean offers a healthful Mediterranean menu of wraps, plates, and bowls in a fast-casual setting. Our newest acquisition, Elevation Burger, was the first organic burger chain, serving premium grass-fed beef patties and heart-healthy olive oil fries in a family and eco-friendly environment. Maintaining alignment with the FAT Brands vision across an expanding platform, we believe that our concepts will appeal to a broad base of domestic and global consumers.

●	Experienced and Diverse Global Franchisee Network. We have a new restaurant pipeline of over 200 locations across our brands. The acquisition of additional restaurant franchisors will also increase the number of restaurants operated by our existing franchisee network. Additionally, our franchise development team has built an attractive pipeline of new potential franchisees, with many experienced restaurant operators and new entrepreneurs eager to join the FAT Brands family.

●

Ability to Cross-Sell Existing Franchisees Concepts from the FAT Brands Portfolio. Our ability to easily, and efficiently, cross-sell our existing franchisees new brands from our FAT Brands portfolio affords us the ability to grow more quickly and satisfy our existing franchisees’ demands to expand their organizations. By having the ability to offer our franchisees a variety of concepts (i.e., a fast-casual better-burger concept, a fast-casual chicken wing concept, a casual dining concept, a healthful Mediterranean menu concept and steakhouse concepts) from the FAT Brands portfolio, our existing franchisees are able to acquire the rights to, and develop, their respective markets with a well-rounded portfolio of FAT Brands concept offerings affording them the ability to strategically satisfy their respective market demands by developing our various concepts where opportunities are available.

●	Seasoned and Passionate Management Team. Our management team and employees are critical to our success. Our senior leadership team has more than 200 years of combined experience in the restaurant industry, and many have been a part of our team since the acquisition of the Fatburger brand in 2003. We believe that our management team has the track record and vision to leverage the FAT Brands platform to achieve significant future growth. In addition, through their holdings in FCCG, our senior executives own a significant equity interest in the company, ensuring long-term commitment and alignment with our public shareholders. Our management team is complemented by an accomplished Board of Directors.

Growth Strategy

The principal elements of our growth strategy include:

●	Opportunistically Acquire New Brands. Our management platform was developed to cost-effectively and seamlessly scale with new restaurant concept acquisitions. Our recent acquisitions of the Hurricane Grill & Wings, Yalla Mediterranean and Elevation Burger brands are a continuation of this growth strategy. We have identified food categories that appeal to a broad international base of customers, targeting the burgers, chicken, pizza, steak, coffee, sandwich and dessert segments for future growth. We have developed a strong and actionable pipeline of potential acquisition opportunities to achieve our objectives. We seek concepts with established, widely recognized brands; steady cash flows; track records of long-term, good relationships with franchisees; sustainable operating performance; geographic diversification; and growth potential, both geographically and through co-branding initiatives across our portfolio. We approach acquisitions from a value perspective, targeting modest multiples of franchise-level cash flow valuations to ensure that acquisitions are immediately accretive to our earnings prior to anticipated synergies.

●	Optimize Capital Structure to Enable Profitable Growth through Acquisitions. While we believe our existing business can be funded through cash generated from current operations, we intend to finance future acquisitions of restaurant brands through the issuance of debt and equity financing placed with investors and issued directly to sellers of restaurant brands. We are actively pursuing various financing alternatives, with the goal of reducing and optimizing our all-in cost of capital and providing us with the means to pursue larger and more profitable acquisitions.

●	Accelerate Same-Store Sales Growth. Same-store sales growth reflects the change in year-over-year sales for the comparable store base, which we define as the number of stores open for at least one full fiscal year. To optimize restaurant performance, we have embraced a multi-faceted same-store sales growth strategy. We utilize customer feedback and closely analyze sales data to introduce, test and perfect existing and new menu items. In addition, we regularly utilize public relations and experiential marketing, which we leverage via social media and targeted digital advertising to expand the reach of our brands and to drive traffic to our stores. Furthermore, we have embraced emerging technology to develop our own brand-specific mobile applications, allowing guests to find restaurants, order online, earn rewards and join our e-marketing providers. We have also partnered with third-party delivery service providers, including UberEATS, Grub Hub, Amazon Restaurants and Postmates, which provide online and app-based delivery services and constitute a new sales channel for our existing locations. Finally, many of our franchisees are pursuing a robust capital expenditure program to remodel legacy restaurants and to opportunistically co-brand them with our Buffalo’s Express and / or Fat Bar concepts (serving beer, wine, spirits and cocktails).

●	Drive Store Growth through Co-Branding, Virtual Restaurants, and Cloud Kitchens. We franchise co-branded Fatburger / Buffalo’s Express locations, giving franchisees the flexibility of offering multiple concepts, while sharing kitchen space, resulting in a higher average check (compared to stand-alone Fatburger locations). Franchisees benefit by serving a broader customer base, and we estimate that co-branding results in a 20%-30% increase in average unit volume compared to stand-alone locations with minimal incremental cost to franchisees. Our acquisition strategy reinforces the importance of co-branding, as we expect to offer each of the complementary brands that we acquire to our existing franchisees on a co-branded basis.

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

●	Extend Brands into New Segments. We have a strong track record of extending our brands into new segments, and we believe that we have a significant opportunity to capture new markets by strategically adapting our concepts while reinforcing the brand identity. In addition to dramatically expanding the traditional Buffalo’s Cafe customer base through Fatburger / Buffalo’s Express co-branding, we have also begun evaluating opportunities to leverage the Buffalo’s brand by promoting Buffalo’s Express on a stand-alone basis. Furthermore, we have also begun the roll-out of Fat Bars (serving beer, wine, spirits and cocktails), which we are opportunistically introducing to select existing Fatburger locations on a modular basis. Similarly, we plan to create smaller-scale, fast casual Ponderosa and Bonanza concepts, to drive new store growth, particularly internationally.

●	Continue Expanding FAT Brands Internationally. We have a significant global presence, with international franchised stores in Qatar, Canada, United Kingdom, Philippines, Malaysia, Tunisia, Singapore, Panama, Saudi Arabia, Pakistan, Kuwait, United Arab Emirates, Iraq, China, Indonesia, Japan, Egypt, Taiwan, Bahrain, India, and Puerto Rico. We believe that the appeal of our Fresh, Authentic, and Tasty concepts is global, and we are targeting further penetration of Middle Eastern and Asian markets, particularly through leveraging the Fatburger and Elevation brands.

●	Enhance Footprint in Existing Markets through Current Franchisee Networks. We had 195 franchisees who collectively operated more than 370 restaurants as of December 29, 2019. As noted, our existing and new franchisees have made new store commitments of over 200 locations across our brands, and we anticipate that our new and existing franchisees will open more than 30 new stores annually for at least the next four years. Beyond these existing commitments, we have found that many of our franchisees have grown their businesses over time, increasing the number of stores operated in their organizations and expanding their concept offerings across the FAT Brands portfolio of concepts.

●	Attract New Franchisees in Existing and Unpenetrated Markets. In addition to the large pipeline of new store commitments from current franchisees, we believe the existing markets for Fatburger, Buffalo’s Cafe, Buffalo’s Express, Ponderosa, Bonanza, Hurricane, Yalla and Elevation Burger locations are far from saturated and can support a significant increase in units. Furthermore, new franchisee relationships represent the optimal way for our brands to penetrate geographic markets where we do not currently operate. In many cases, prospective franchisees have experience in and knowledge of markets where we are not currently active, facilitating a smoother brand introduction than we or our existing franchisees could achieve independently. We generate franchisee leads through various channels, including franchisee referrals, traditional and non-traditional franchise brokers and broker networks, franchise development advertising, and franchise trade shows and conventions.

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

Fatburger Franchise Agreements. For Fatburger locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store ($65,000 per store internationally) and a royalty fee of 2% to 6% of net sales on a 15-year term. For 2019, the average royalty rate was 4.7%. In addition, the franchisee must also pay an advertising fee of approximately 3% of net sales on local marketing and approximately 1% of net sales on international marketing.

Buffalo’s Franchise Agreements. For Buffalo’s Cafe and Buffalo’s Express locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 2.5% to 6% of gross sales on a 15-year term. For 2019, the average royalty rate was 3.8%. In addition, the Buffalo’s Cafe franchisee agrees to pay an advertising fee of 2% of net sales on local marketing and 2% of net sales to the Buffalo’s Cafe advertising fund. For Buffalo’s Express locations, the franchisee pays approximately 1% of net sales on local store marketing and approximately 3% of net sales to the Buffalo’s Express advertising fund.

Ponderosa / Bonanza Franchise Agreements. For Ponderosa locations, the current franchise agreement provides for an initial franchise fee of $40,000 per store and a royalty fee of 0.75% to 4% of net sales on a 15-year term. For 2019, the average royalty rate was 2.7%. In addition, currently franchisees are paying approximately 0.5% of net sales to a pooled advertising fund. For Bonanza locations, the current franchise agreement provides for an initial franchise fee of $40,000 per store and a royalty fee of 0.75% to 4% of net sales on a 15-year term. For 2019, the average royalty rate was 2.2% In addition, currently franchisees are paying approximately 0.5% of net sales to a pooled advertising fund.

Hurricane Franchise Agreements. For Hurricane locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 6% of net sales on a 15-year term. For 2019, the average royalty rate was 4.2%. In addition, the franchisee must also pay an advertising fee of 2% of net sales to a pooled advertising fund.

Yalla Mediterranean Franchise Agreements. For franchised Yalla locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 6% of net sales on a 15-year term. For 2019, the average royalty rate was 6%. In addition, the franchisee must also pay an advertising fee of 2% of net sales to a pooled advertising fund.

Elevation Burger Franchise Agreements. For franchised Elevation locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 6% of net sales on a 15-year term. For 2019, the average royalty rate was 5.6%. In addition, the franchisee must also pay an advertising fee of 1.5% of net sales to a pooled advertising fund.

Development Agreements. We use development agreements to facilitate the planned expansion of Fatburger and Buffalo’s restaurants through single and multiple unit development. During 2019, many of our new Fatburger openings occurred as a result of existing development agreements. In addition, through our acquisition of Hurricane and Elevation, we acquired certain development agreements. Each development agreement gives a developer the exclusive right to construct, own and operate stores within a defined area. In exchange, the franchisee agrees to open a minimum number of stores in the area in a prescribed time period. Franchisees that enter into development agreements are required to pay a fee, which is credited against franchise fees due when the store is opened in the future. Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

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

Supply Chain Assistance

FAT Brands has always been committed to seeking out and working with best-in-class suppliers and distribution networks on behalf of our franchisees. Our Fresh, Authentic and Tasty vision guides us in how we source and develop our ingredients, always looking for the best ways to provide top quality food that is as competitively priced as possible for our franchisees and their customers. We utilize a third-party purchasing and consulting company that provides distribution, rebate collection, product negotiations, audits and sourcing services focusing on negotiating distributor, vendor and manufacturer contracts, thereby ensuring that our brands receive meaningful buying power for our franchisees. Our Supply Chain team has developed a reliable supply chain and continues to focus on identifying additional back-ups to avoid any possible interruption of service and product globally for our franchisees. We have a regional strategy for ground beef supply to ensure that our franchisees are always serving a proprietary blend of freshly ground and never frozen beef in their stores in the continental United States for Fatburger, while our Elevation Burger franchisees utilize another supplier that provides the organic, grass-fed beef associated with that brand. Internationally, we utilize the same strategy market-by-market in each country in which our franchisees operate. Domestically, our franchisees utilize the same, Southern California based, beef supplier for all of the U.S. Fatburger locations. Similarly, our franchisees utilize the same, South East United States based, beef supplier for Buffalo’s Cafe. Ponderosa and Bonanza Steakhouses franchisees utilize contracted beef suppliers as do those of our Hurricane brand. Internationally, we have a select group of beef suppliers providing product to our franchisees market-by-market for each brand. We utilize the same procurement strategies on behalf of our franchisees for the poultry, produce, and Mediterranean offerings.

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

Competition

As a franchisor, our most important direct customers are our franchisees, who own and operate FAT Brands restaurants. Our competitors for franchisees include well-established national, regional or local franchisors with franchises in the geographies or restaurant segments in which we operate or in which we intend to operate.

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

Employees

As of December 29, 2019, our company, including our subsidiaries, employed approximately 58 people. We believe that we have good relations with our employees.

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

Risks Related to Our Business and Industry

The novel coronavirus (COVID-19) outbreak has disrupted and is expected to continue to disrupt our business, which could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees have temporarily closed some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. In addition, the COVID-19 pandemic may make it more difficult for our franchisees to staff restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants for a prolonged period of time.

Our franchisees have temporarily shifted to a “to-go” only operating model at the majority of our Fatburger, Hurricane Grill & Wings, Buffalo’s Café, and Elevation Burger restaurants in the United States, suspending sit-down dining and serving our guests through take-out, drive-thru and delivery. In addition, most of our Ponderosa, Bonanza, and Yalla stores have implemented temporary closures or modified hours. COVID-19 and the economic downturn caused by the pandemic may also materially adversely affect our ability to implement our growth plans, including closures of existing stores if our franchisees cannot continue operating, delays in opening new stores, and delays or inability to finance acquisitions of additional brands and restaurant concepts.

Furthermore, the fear of contracting viruses could cause employees or guests to avoid gathering in public places, which has had, and could further have, longer-term adverse effects on our restaurant guest traffic or the ability to adequately staff restaurants. We could also be adversely affected if government authorities impose longer-term restrictions on public gatherings such as reductions in restaurant capacity, operations of restaurants or mandatory closures. Even if such measures are not implemented and the COVID-19 virus does not spread significantly, the perceived risk of infection or health risk may adversely affect our business, liquidity, financial condition and results of operations.

While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption, and also the longer-term effects on our business and economic growth and consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time.

Health concerns arising from outbreaks of diseases, other than COVID-19, may have an adverse effect on our business.

In addition to the risks to our business of COVID-19 discussed above, our business could be materially and adversely affected by the outbreak of other widespread health epidemics or pandemics. The occurrence of such an outbreak of an epidemic illness, other than COVID-19, or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which would severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Furthermore, viruses other than COVID-19 may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff franchised restaurants. We could also be adversely affected if jurisdictions in which our franchisees’ restaurants operate impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Even if such measures are not implemented and a virus or other disease, other than COVID-19, does not spread significantly, the perceived risk of infection or health risk may affect our business.

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

Our success is dependent in part upon our ability to maintain and enhance the value of our brands, consumers’ connection to our brands and positive relationships with our franchisees. We may, from time to time, be faced with negative publicity relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our franchisees or their suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one franchised restaurant may extend far beyond that restaurant or franchisee involved to affect some or all of our other franchised restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can manage and control a franchisee’s messaging, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations. Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims would have a material adverse effect on our business, financial condition and results of operations. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

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

Although our franchisees are required to use secure private networks to transmit confidential information and debit card sales, their security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry-Data Security Standards. Our franchisees must abide by the Payment Card Industry-Data Security Standards, as modified from time to time, in order to accept electronic payment transactions. Furthermore, the payment card industry is requiring vendors to become compatible with smart chip technology for payment cards, referred to as EMV-Compliant, or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift, which could adversely affect our business. To become EMV-Compliant, merchants must utilize EMV-Compliant payment card terminals at the point of sale and also obtain a variety of certifications. The EMV Liability Shift became effective on October 1, 2015.

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

Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brands, the consistency of our products and the guest experience. We may also engage in future litigation with franchisees to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our franchise disclosure document, including claims based on financial information contained in our franchise disclosure document. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brands. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.

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

An increase in ingredient costs may have an adverse impact on our and our franchisees’ profit margins.

Our franchisees’ restaurants depend on reliable sources of large quantities of raw materials such as protein (including beef and poultry), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our franchisees’ restaurants are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather conditions or natural events or disasters that affect expected harvests of such raw materials. As a result, the historical prices of raw materials used in the operation of our franchisees’ restaurants have fluctuated. We cannot assure you that we or our franchisees will continue to be able to purchase raw materials at a reasonable cost, or that costs of raw materials will remain stable in the future. In addition, a significant increase in gasoline prices could result in the imposition of fuel surcharges by our distributors.

Because our franchisees provide competitively priced food, they may not have the ability to pass through to their customers the full amount of any commodity price increases. If we and our franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, it may have an adverse impact on our and our franchisees’ profit margins and their ability to remain in business, which would adversely affect our results of operations.

Food safety and foodborne illness concerns may have an adverse effect on our business.

Foodborne illnesses, such as E. coli, hepatitis A, trichinosis and salmonella, occur or may occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking one of our franchisee’s restaurants, or linking our competitors or our industry generally, to instances of foodborne illness or food safety issues could adversely affect our brands and reputations as well as our revenues and profits, and possibly lead to product liability claims, litigation and damages. If a customer of one of our franchisees’ restaurants becomes ill as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues. In addition, instances or allegations of foodborne illness or food safety issues, real or perceived, involving our franchised restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our franchisees’ restaurants, could result in negative publicity that could adversely affect our revenues or the sales of our franchisees. Additionally, allegations of foodborne illness or food safety issues could result in litigation involving us and our franchisees. The occurrence of foodborne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

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

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. We cannot evaluate the impact of the new nutrition labeling requirements under the PPACA until final regulations are promulgated. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

Our business may be adversely impacted by changes in consumer discretionary spending, general economic conditions, or consumer behavior.

Purchases at our franchisees’ restaurants are generally discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers of our franchisees’ restaurants, which may be affected by general economic conditions globally or in one or more of the markets we serve. Some of the factors that impact discretionary consumer spending include unemployment rates, fluctuations in the level of disposable income, the price of gasoline, stock market performance, changes in the level of consumer confidence, and long-term changes in consumer behavior related to social distancing behaviors resulting from COVID-19. These and other macroeconomic factors could have an adverse effect on sales at our franchisees’ restaurants, which could lead to an adverse effect on our profitability or development plans and harm our financial condition and operating results.

Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchised restaurants.

We currently have franchised restaurants in the United States, including Puerto Rico, Qatar, Canada, United Kingdom, Philippines, Malaysia, Tunisia, Singapore, Panama, Saudi Arabia, Pakistan, Kuwait, United Arab Emirates, Iraq, China, Indonesia, Japan, Egypt, Taiwan, Bahrain, and India, and plan to continue to grow internationally. Expansion in international markets may be affected by local economic and market as well as geopolitical conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include:

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

We depend on key executive management.

We depend on the leadership and experience of our relatively small number of key executive management personnel, in particular our Chief Executive Officer, Andrew Wiederhorn. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key man life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

Labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.

Restaurant operations are highly service oriented, and our success depends in part upon our franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants by our franchisees and could adversely impact our existing franchised restaurants. Any such delays, material increases in employee turnover rate in existing franchised restaurants or widespread employee dissatisfaction could have a material adverse effect on our and our franchisees’ business and results of operations.

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

We and our franchisees are subject to numerous laws and regulations around the world. These laws change regularly and are increasingly complex. For example, we and our franchisees are subject to:

●	Government orders regarding the response to health and other public safety concerns such as the various restrictions on business operations relating to the COVID-19 pandemic being experienced in 2020.

●	The Americans with Disabilities Act in the U.S. and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.

●	The U.S. Fair Labor Standards Act, which governs matters such as minimum wages, overtime and other working conditions, as well as family leave mandates and a variety of similar state laws that govern these and other employment law matters.

●	Laws and regulations in government mandated health care benefits such as the Patient Protection and Affordable Care Act.

●	Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling.

●	Laws relating to state and local licensing.

●	Laws relating to the relationship between franchisors and franchisees.

●	Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws prohibiting the use of certain “hazardous equipment” by employees younger than the age of 18 years of age, and fire safety and prevention.

●	Laws and regulations relating to union organizing rights and activities.

●	Laws relating to information security, privacy, cashless payments, and consumer protection.

●	Laws relating to currency conversion or exchange.

●	Laws relating to international trade and sanctions.

●	Tax laws and regulations.

●	Antibribery and anticorruption laws.

●	Environmental laws and regulations.

●	Federal and state immigration laws and regulations in the U.S.

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

While we have paid cash and stock dividends to holders of our Common Stock during fiscal 2018 and 2019, our board of directors may, in its sole discretion, decrease the amount or frequency of cash or stock dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our operating subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay cash dividends to our stockholders. Our ability to pay cash dividends will be subject to our consolidated operating results, cash requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to our stockholders, our compliance with covenants and financial ratios related to existing or future indebtedness, and our other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, where we currently lease and occupy, pursuant to a lease, 2,915 square feet of space that expires on February 29, 2024 and 6,137 square feet of space that expires on September 30, 2025. Pursuant to the same lease, we will commence leasing an additional 6,161 square feet in mid-2020 that will expire on September 30, 2025.

Our administrative and culinary operations for Bonanza and Ponderosa are located in Plano, Texas, where we currently lease and occupy 1,775 square feet of space pursuant to a lease that expires on March 31, 2021. As part of the acquisition of Elevation Burger, the Company assumed a lease of 5,057 square feet of space in Falls Church, Virginia that expires on December 31, 2020. The Company subleases approximately 2,500 square feet of this lease to an unrelated third party.

As part of the Yalla transaction in December 2018, the Company assumed seven leases for properties in California being operated as Yalla Mediterranean restaurants but it is not a guarantor of the leases of the Yalla restaurants. As of December 29, 2019, two of the locations had been sold to franchisees and five of the leases continue to be consolidated in the Company’s financial statements.

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

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, the “Original Defendants”) were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the “Rojany Case”), in the Superior Court of the State of California, County of Los Angeles. On July 31, 2018, the Rojany Case was designated as complex, pursuant to Rule 3.400 of the California Rules of Court, and assigned the matter to the Complex Litigation Program. On August 2, 2018, the Original Defendants were named defendants in a second putative class action lawsuit, Alden v. FAT Brands, Case No. BC716017 (the “Alden Case”), filed in the same court. On September 17, 2018, the Rojany and Alden Cases were consolidated under the Rojany Case number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin (“Plaintiffs”) filed a First Amended Consolidated Complaint against FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. On November 13, 2018, Defendants filed a Demurrer to First Amended Consolidated Complaint. On January 25, 2019, the Court sustained Defendants’ Demurrer to First Amended Consolidated Complaint with Leave to Amend in Part. Plaintiffs filed a Second Amended Consolidated Complaint on February 25, 2019.  On March 27, 2019, Defendants filed a Demurrer to the Second Amended Consolidated Complaint. On July 31, 2019, the Court sustained Defendants’ Demurrer to the Second Amended Complaint in Part, narrowing the scope of the case.  Defendants filed their Answer to the Second Amended Consolidated Complaint on November 12, 2019.  On January 29, 2020, Plaintiffs filed a Motion for Class Certification.  Plaintiffs’ Motion for Class Certification is fully briefed, and the hearing on Plaintiffs’ Motion for Class Certification is set for April 23, 2020.  Defendants dispute Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Original Defendants. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case.  Defendants filed a Motion to Dismiss First Amended Class Action Complaint, or, in the Alternative, to Stay the Action In Favor of a Prior Pending Action.  On June 14, 2019, the Court denied Defendants’ motion to stay but granted Defendants’ motion to dismiss the First Amended Class Action Complaint, with Leave to Amend. Lead Plaintiffs filed a Second Amended Class Action Complaint on August 5, 2019.  On September 9, 2019, Defendants’ filed a Motion to Dismiss the Second Amended Class Action Complaint. On December 17, 2019, the Court granted Defendants’ Motion to Dismiss the Second Amended Class Action Complaint in Part, Without Leave to Amend.  The allegations remaining in Vignola are substantively identical to those remaining in the Rojany Case. Defendants filed their Answer to the Second Amended Class Action Complaint on January 14, 2020.  On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification.  By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. By order entered April 1, 2020, the Court set various deadlines for the case, including a fact discovery cut-off of December 29, 2020, expert discovery cut-off of February 23, 2021 and trial date of March 30, 2021.  Defendants dispute Lead Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation.

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the above actions, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC under certain conditions relating to the Rojany and Vignola matters. These proceedings are ongoing and the Company is unable to predict the ultimate outcome of these matters. There can be no assurance that the defendants will be successful in defending against these actions.

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

As of April 13, 2020, there were 22 shareholders of record for our Common Stock. The number of record holders does not include persons who held shares of our Common Stock in nominee or “street name” accounts through brokers.

The following table sets forth the high and low sales prices for our common stock as quoted on the NASDAQ as applicable, for the fiscal years ended December 29, 2019 and December 30, 2018, as adjusted for the February 28, 2019 stock dividend.

2019	High	Low
First quarter	$6.335	$4.406
Second quarter	$5.710	$3.860
Third quarter	$5.690	$3.510
Fourth quarter	$6.210	$4.337

2018	High	Low
First quarter	$11.450	$6.650
Second quarter	$8.079	$5.540
Third quarter	$9.679	$6.085
Fourth quarter	$8.900	$4.607

Dividends

On February 7, 2019, we declared a stock dividend equal to 2.13% on our common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. We issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the stock dividend. No fractional shares were issued, instead we paid stockholders cash-in-lieu of shares. (See Note 18 in the accompanying audited consolidated financial statements). Unless otherwise noted, the common stock share and share price information presented in this Form 10-K for periods prior to February 28, 2019 have been adjusted retrospectively to reflect the impact of the stock dividend.

During the fiscal year ended December 30, 2018, we declared the following cash dividends on common stock, unadjusted for the February 28, 2019 stock dividend:

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

Equity Compensation Plan Information

The 2017 Omnibus Equity Incentive Plan (the “Plan”) is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The purpose of the Plan is to help attract, motivate and retain qualified personnel and thereby enhance stockholder value. The Plan provides a maximum of 1,021,250 shares available for grant, adjusted for the impact of the February 28, 2019 stock dividend. Unexercised options which lapse or are forfeited become available for grant.

As of December 29, 2019, under the Plan, we have granted options to purchase 778,328 shares of common stock to employees and 45,954 shares of common stock to non-employee consultants, adjusted for the February 28, 2019 stock dividend. As of December 29, 2019, options granted to employees to purchase 101,801 shares of common stock were cancelled, adjusted for the February 28, 2019 stock dividend. Each grant is subject to a three-year vesting requirement, with one-third of the options vesting each year.

The information presented in the table below is as of December 29, 2019, adjusted for the impact of the February 28, 2019 stock dividend.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	722,481	$8.45	298,769
Equity compensation plans not approved by security holders	-	-	-
Total	722,481	$8.45	298,769

Issuer Purchases of Equity Securities

We do not have a program in place to repurchase our own securities and as of December 29, 2019, we have not repurchased any of our equity securities.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities we previously disclosed on reports that we filed with the SEC, we issued the following securities in transactions that were not registered under the Securities Act and were not previously disclosed on reports we filed with the SEC during the year ended December 29, 2019:

●	On November 14, 2019, each of our non-employee board members elected to receive newly issued common stock in lieu of cash payments of director fees. The combined amount of the director fees payable was $90,000 and the shares were issued at a price of $5.49 per share, which represents the closing price of our stock on November 14, 2019. As a result, we issued 16,392 shares of our common stock to satisfy the director fees payable.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees have temporarily closed some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption, and also the longer-term effects on our business and economic growth and consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time. As additional information becomes available regarding the potential impact and the duration of the negative financial effects of the current pandemic, the Company may determine that an impairment adjustment to the recorded value of trademarks, goodwill and other intangible assets may be necessary.

Executive Overview

Business overview

FAT Brands Inc., formed in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), is a leading multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. On October 20, 2017, we completed an initial public offering and issued additional shares of common stock representing 20 percent of our ownership (the “Offering”). As of December 29, 2019, FCCG continues to control a significant voting majority of the Company.

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

As of December 29, 2019, the Company owns eight restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, Elevation Burger and Yalla Mediterranean, that have over 370 locations open.

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

Results of Operations

We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2019 and 2018 fiscal years were each 52-week years.

Results of Operations of FAT Brands Inc.

The following table summarize key components of our consolidated results of operations for the fiscal years ended December 29, 2019 and December 30, 2018. Certain account balances from the prior period have been reclassified to conform to current period presentation.

(In thousands)

For the Fiscal Years Ended

	December 29, 2019	December 30, 2018

Consolidated statement of operations data:

Revenues
Royalties	$14,895	$12,097
Franchise fees	3,433	2,136
Store opening fees	-	352
Advertising fees	4,111	3,182
Management fees and other income	66	67
Total revenues	22,505	17,834

Costs and expenses
General and administrative expenses	11,472	10,349
Advertising expenses	4,111	3,182
Refranchising loss	219	67
Total costs and expenses	15,802	13,598

Income from operations	6,703	4,236

Other expense, net	(7,211)	(6,309)

Loss before income tax expense (benefit)	(508)	(2,073)

Income tax expense (benefit)	510	(275)

Net loss	$(1,018)	$(1,798)

Net Loss - Net loss for the fiscal year ended December 29, 2019 totaled $1,018,000 consisting of revenues of $22,505,000 less costs and expenses of $15,802,000, other expense of $7,211,000 and provision for income tax of $510,000. Net loss for the fiscal year ended December 30, 2018 totaled $1,798,000 consisting of revenues of $18,367,000 less costs and expenses of $14,131,000, other expense of $6,309,000 and income tax benefit of $275,000.

Revenues - Revenues consist of royalties, franchise fees, advertising fees and management fees and other income. We earned revenues of $22,505,000 for the fiscal year ended December 29, 2019 compared to $17,834,000 for the year ended December 30, 2018. The increase of $4,671,000 (26%) was primarily the result of an increase in royalties of $2,798,000, an increase in franchise and store opening fees of $945,000 and an increase in advertising revenue of $929,000. These increases were primarily generated as a result of the acquisition of Elevation Burger in 2019 and the full year operating results of Hurricane in 2019 compared to the partial year results following its acquisition in 2018.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense and refranchising losses. Our costs and expenses increased from $13,598,000 in the 2018 fiscal year to $15,802,000 in the comparable period of 2019.

For the fiscal year ended December 29, 2019, our general and administrative expenses totaled $11,472,000, compared to $10,349,000 for the fiscal year ended December 30, 2018. The 2019 expenses included compensation costs of $6,263,000; professional fees of $1,993,000; public company related costs of $1,219,000 and other expenses of $1,997,000. The $523,000 increase in our general and administrative costs during 2019 was primarily the result of increases in compensation expenses and professional fees. Compensation increased $379,000 (6%) during 2019 and professional fees increased $464,000, (36%).

During the fiscal year ended December 29, 2019, our refranchising efforts resulted in a net loss of $219,000, compared to a net loss of $67,000 during 2018. The refranchising loss consisted of gains on the sale of six restaurant locations to new franchisees in the amount of $1,795,000, plus net food sales of $5,697,000 less restaurant operating expenses of $7,711,000.

Advertising expenses totaled $4,111,000 during the fiscal year ended December 29, 2019, compared with $3,182,000 during the prior year period, representing an increase of $929,000 (29%). These expenses vary in relation to the advertising revenue recognized. The increase in 2019 is largely the result of the acquisition of Elevation Burger in 2019 and the full year operating results of Hurricane in 2019 compared to the partial year results following its acquisition in 2018.

Other Expense, net – Other expense, net for the fiscal year ended December 29, 2019 totaled $7,211,000 and consisted primarily of net interest expense of $6,530,000. Other expense for the fiscal year ended December 30, 2018 totaled $6,309,000 and consisted primarily of net interest expense of $4,770,000. An increase in total average debt outstanding and the costs related to refinancing resulted in the higher interest expense.

Provision for income taxes – We recorded a provision for income taxes of $501,000 for the fiscal year ended December 29, 2019 and an income tax benefit of $275,000 for the fiscal year ended December 30, 2018. These tax results were based on a net loss before taxes of $508,000 for 2019 compared to net loss before taxes of $2,073,000 for 2018. Non-deductible expenses, such as accrued and paid dividends on preferred stock, contributed to the higher tax expense for 2019 as a percentage of pre-tax loss.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the fiscal year ended December 29, 2019 consisted of cash provided by our operations.

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

As of December 29, 2019, we had cash of $25,000. Subsequent to December 29, 2019, on March 6, 2020, the Company completed a whole business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes pursuant to an asset-backed securitization (the “Securitization Notes”) and indenture (the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000 (See “Liquidity” in Note 1. Organization and Relationship in the accompanying audited consolidated financial statements). A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement. The remaining proceeds from the Securitization will be used for working capital. We expect that the working capital from the Securitization combined with receipts collected from the limited operations of our franchisees due to COVID-19 and the disciplined management of the Company’s operating expenses will be sufficient to meet our current liquidity needs.

Comparison of Cash Flows

Our cash balance was $25,000 as of December 29, 2019, compared to $653,000 as of December 30, 2018.

The following table summarize key components of our audited consolidated cash flows for the fiscal years ended December 29, 2019 and December 30, 2018:

(In thousands)

For the Fiscal Years Ended

	December 29, 2019	December 30, 2018

Net cash provided by operating activities	$3,071	$1,837
Net cash used in investing activities	(10,490)	(14,485)
Net cash provided by financing activities	6,791	13,269
(Decrease) increase in cash flows	$(628)	$621

Operating Activities

Net cash provided by operating activities increased $1,234,000 in 2019 compared to 2018. There were variations in the components of the cash from operations between the two periods. Our net loss in 2019 was $1,018,000 compared to a net loss in 2018 of $1,798,000. The adjustments to reconcile these net losses to net cash provided were $4,089,000 compared to $3,635,000 in 2018. The primary components of the adjustments included:

●	A positive adjustment to cash due to an increase in accounts payable and accrued expenses of $3,771,000 compared to $2,226,000 in 2018;
●	A positive adjustment to cash due to accretion expense related to each of the following: (i) the term loan, (ii) the preferred shares, and (iii) the acquisition purchase price payables totaling $2,505,000 compared to $624,000 in 2018;
●	A positive adjustment to cash due to an increase in dividends payable on preferred stock of $1,431,000 compared to $619,000 in 2018;
●	A negative adjustment to cash due to a decrease in deferred income of $2,364,000 compared to $1,659,000 in 2018.
●	A negative adjustment to cash due to the recorded gain on sale of refranchised restaurants in 2019 in the amount of $1,795,000 with no comparable activity in 2018.
●	A negative adjustment to cash due to a decrease in accrued interest payable of $982,000 compared to an increase of $2,232,000 in 2018.

Investing Activities

Net cash used in investing activities decreased by $3,995,000 in 2019 compared to 2018 based primarily on the $5,263,000 difference in the amount of the cash portion of the purchase price of Elevation Burger in 2019 compared to the Hurricane and Yalla acquisitions in 2018. We also received cash proceeds from the sale of refranchised restaurants of $2,340,000 in 2019, with no comparable activity in 2018. These reductions in incremental cash used for investment purposes were partially offset by an increase in advances to affiliates in the amount of $3,711,000 during 2019 over the 2018 levels.

Financing Activities

Net cash from financing activities decreased by $6,478,000 in 2019 compared to 2018. Our repayments of borrowings were $5,873,000 higher in 2019 than in 2018. Our proceeds from the issuance of preferred stock was $6,877,000 lower during 2019 than in the prior year. These decreases in proceeds were partially offset during 2019 by an increase in proceeds from borrowings of $5,956,000 over new borrowings in 2018.

Dividends

On February 7, 2019, our Board of Directors declared a stock dividend equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the stock dividend. No fractional shares were issued, instead the Company paid stockholders cash totaling $1,670 for fractional interests based on the market value of the common stock on the record date.

During 2018, our Board of Directors declared three cash dividends of $0.12 per share of common stock (unadjusted for the February 28, 2019 stock dividend), each payable on April 16, 2018, July 16, 2018 and October 31, 2018.

On each dividend payment date below, FCCG elected to reinvest all, or a significant portion of, its dividend from its common shares of the Company at the closing market price of the shares on the payment date. As a result, the Company issued the following number of shares of common stock to FCCG:

●	On April 16, 2018, the Company issued 156,864 shares of common stock to FCCG at a price of $6.12 per share in satisfaction of $960,000 dividend payable.
●	On July 16, 2018, the Company issued 161,117 shares of common stock to FCCG at a price of $5.96 per share in satisfaction of $960,000 dividend payable.
●	On October 31, 2018, the Company issued 180,635 shares of common stock to FCCG at a price of $6.18 per share in satisfaction of the $1,116,091 dividend payable.

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.

Loan and Security Agreement

On January 29, 2019, the Company as borrower, and its subsidiaries and affiliates as guarantors, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (“Lion”). Pursuant to the Loan and Security Agreement, we borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and to provide additional general working capital to the Company.

The obligation under the Loan and Security Agreement was to mature on June 30, 2020. Interest on the term loan accrued at an annual fixed rate of 20.0% and was payable quarterly. We were allowed to prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan and Security Agreement at any time upon prior notice to Lion without penalty, other than a make-whole provision providing for a minimum of six months’ interest.

In connection with the Loan and Security Agreement, we issued to Lion a warrant to purchase up to 1,167,404 shares of the Company’s Common Stock at $0.01 per share (the “Lion Warrant”), exercisable only if the amounts outstanding under the Loan and Security Agreement were not repaid in full by June 30, 2020.

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

The Loan and Security Agreement contained customary affirmative and negative covenants, including covenants that limit or restricted our ability to, among other things, incur other indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, in each case subject to customary exceptions. The Loan and Security Agreement also included customary events of default that included, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, events that result in a material adverse effect (as defined in the Loan and Security Agreement), cross default to other material indebtedness, bankruptcy, insolvency and material judgments. The occurrence and continuance of an event of default could have resulted in the acceleration of our obligations under the Loan and Security Agreement and an increase in the interest rate by 5.0% per annum.

On June 19, 2019, we amended our existing loan facility with Lion. We entered into a First Amendment to the Loan and Security Agreement (the “First Amendment”), which amended the Loan and Security Agreement originally dated January 29, 2019. Pursuant to the First Amendment, we increased our borrowings by $3,500,000 in order to fund the Elevation Buyer Note in connection with the acquisition of Elevation, acquire other assets and pay fees and expenses of the transactions. The First Amendment also added the acquired Elevation-related entities as guarantors and loan parties.

We agreed to pay Lion an extension fee of $500,000 in the form of an increase in the principal amount loaned under the Loan and Security Agreement, and on July 24, 2019 entered into a second amendment to the Loan Agreement (the “Second Amendment”) to reflect this increase. Under the Second Amendment, the parties also agreed to amend the Loan and Security Agreement to provide for a late fee of $400,000 payable if we failed to make any quarterly interest payments by the fifth business day after the end of each fiscal quarter beginning in the third quarter of 2019.

On March 9, 2020, we repaid the Loan and Security Agreement in full and the Lion Warrant was cancelled.

Capital Expenditures

As of December 29, 2019, we do not have any material commitments for capital expenditures.

Critical Accounting Policies and Estimates

Franchise Fees: The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires us to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The services provided by us are highly interrelated with the franchise license and are considered a single performance obligation. Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees.

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, and franchise fee revenue is recognized for non-refundable deposits.

Store opening fees – Prior to September 29, 2019, the Company recognized store opening fees in the amount of $35,000 to $60,000 from the up-front fees collected from franchisees upon store opening. The amount of the fee was dependent on brand and location (domestic versus international stores). The remaining balance of the up-front fees were then amortized as franchise fees over the life of the franchise agreement. If the fees collected were less than the respective store opening fee amounts, the full up-front fees were recognized at store opening. The store opening fees were based on out-of-pocket costs to the Company for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized were higher due to the additional cost of travel.

During the fourth quarter of 2019, the Company performed a study of other public company restaurant franchisors’ application of ASC 606 and determined that a preferred, alternative industry application exists in which the store opening fee portion of the franchise fees is amortized over the life of the franchise agreement rather than at milestones of standalone performance obligations in the franchise agreements. In order to provide financial reporting consistent with other franchise industry peers, the Company applied this preferred, alternative application of ASC 606 during the fourth quarter of 2019 on a prospective basis. As a result of the adoption of this preferred accounting treatment under ASC 606, the Company discontinued the recognition of store opening fees upon store opening and began accounting for the entire up-front deposit received from franchisees as described above in Franchise Fees. A cumulative adjustment to store opening fees and franchise fees was recorded in the fourth quarter of 2019 for store opening fees recognized during the first three quarters of 2019. (See “Immaterial Adjustments Related to Prior Periods”, in Note 2 of the accompanying audited financial statements.)

Royalties: In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties range from 0.75% to 6% and are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

Advertising: We require advertising payments based on a percent of net sales from franchisees. We also receive, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the audited consolidated statement of operations. Assets and liabilities associated with the related advertising fees are reflected in the Company’s audited consolidated balance sheets.

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified as of December 29, 2019.

Assets classified as held for sale – Assets are classified as held for sale when we commit to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s audited consolidated balance sheet. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other expenses continue to be recorded as expenses in the Company’s audited consolidated statement of operations.

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

Share-based compensation: We have a stock option plan which provides for options to purchase shares of our common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. For grants to non-employees for services, we revalue the options each reporting period while the services are being performed. The adjusted value of the options is recognized as an expense over the service period. See Note 16 in our audited consolidated financial statements for more details on our share-based compensation.

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

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company adopted ASU 2018-07 as of December 31, 2018. The adoption of this accounting standard did not have a material effect on the Company’s audited consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This ASU makes amendments to multiple codification Topics. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. The Company adopted ASU 2018-09 as of December 31, 2018. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual period beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this standard as of December 31, 2018 resulted in the Company recording Right of Use Assets and Lease Liabilities on its audited consolidated financial statements in the amount of $4,313,000 and $4,225,000, respectively. The adoption of this standard did not have a significant effect on the amount of lease expense recognized by the Company.

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

Off-Balance Sheet Arrangements

As of December 29, 2019, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 3, 2019, Hutchinson and Bloodgood LLP (“Hutchinson”) the independent registered public accounting firm of FAT Brands Inc. (the “Company”) resigned as the Company’s independent auditor, effective as of such date. Hutchinson indicated to the Company that it intended to cease most audit and review work for publicly traded companies.

The Company confirms that the reports of Hutchinson for the fiscal years ended December 30, 2018, and December 31, 2017, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 30, 2018, and December 31, 2017, and up through the date of resignation, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Hutchinson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to the satisfaction of Hutchinson, would have caused Hutchinson to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such years or periods, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). In connection with Hutchinson’s notice of resignation, the Company, as it is required to do, provided Hutchinson with a copy of the above disclosures on Form 8-K and requested that Hutchinson provide the Company with a letter addressed to the SEC stating whether or not Hutchinson agrees with the disclosures. A copy of Hutchinson’s letter, dated June 7, 2019, is filed as Exhibit 16.1 to the Current Report on Form 8-K filed on June 7, 2019 with the SEC.

On June 6, 2019, upon the recommendation of the Audit Committee of the Board of Directors, the Board of Directors of the Company engaged Squar Milner LLP (“Squar Milner”) to serve as its independent registered public accounting firm for the fiscal year ended December 29, 2019. During the two fiscal years ended December 30, 2018, and December 31, 2017, and the subsequent interim period through the date of this filing, neither the Company nor anyone on its behalf consulted with Squar Milner regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company authorized Hutchinson to respond fully to the inquiries of Squar Milner and did not place any limitations on either Hutchinson or Squar Milner concerning any inquiry of any matter related to the Company’s financial reporting.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 29, 2019.

Because we are an Emerging Growth Company, we are not required to include an attestation report by our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting in this annual report as of December 29, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement (the “Intercompany Agreement”) with Fog Cutter Capital Group, Inc. (“FCCG”), which is the 81.5% parent of the Company. The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11,906,000. Subsequent to the issuance of the Original Note, the Company and certain of its direct and indirect subsidiaries made additional intercompany advances in the aggregate amount of $10,523,000. Pursuant to the Intercompany Agreement, the revolving credit facility bears interest at a rate of 10% per annum, has a five-year term with no prepayment penalties, and has a maximum capacity of $35,000,000. All additional borrowings under the Intercompany Agreement are subject to the approval of the Company’s Board of Directors, in advance, on a quarterly basis and may be subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21,067,000, which reflects the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income, and other adjustments through December 29, 2019.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete copy of the Intercompany Agreement, which is attached hereto as Exhibit 10.11 and incorporated herein by this reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Below is a list of the names and ages, as of December 29, 2019 of our directors and executive officers (the “named executive officers”), and a description of the business experience of each of them.

Name	Age	Position
Andrew A. Wiederhorn	53	President and Chief Executive Officer, Director
Rebecca D. Hershinger	46	Chief Financial Officer
Donald J. Berchtold	74	Executive Vice President and Chief Concept Officer
Ron Roe	42	Senior Vice President of Finance
Edward H. Rensi	75	Chairman of the Board of Directors
Marc L. Holtzman	59	Director
Squire Junger	69	Director
Silvia Kessel	74	Director
Jeff Lotman	58	Director
James Neuhauser	60	Director

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

Marc L. Holtzman became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Mr. Holtzman currently serves as the Chairman of The Bank of Kigali, Rwanda’s largest financial institution and the Chairman of CBZ Holdings, Zimbabwe’s largest financial institution, and is a director of TeleTech (NASDAQ: TTEC), the world’s leading provider of analytics-driven technology-enabled services. Following a successful transformation and sale in July 2017 of Kazkommertsbank (LSE: KKB:LI), Kazakhstan’s largest bank, Mr. Holtzman stepped down as Chief Executive Officer, having joined as Chairman in March 2015. He previously served as Chairman of Meridian Capital HK, a Hong Kong private equity firm. From 2012 through 2015, he served on the Board of Directors of FTI Consulting, Inc., (NYSE:FCN) a global financial and strategic consulting firm, and Sistema, Russia’s largest listed private company (London Stock Exchange). Between 2008 and 2012, Mr. Holtzman served as the executive vice chairman of Barclays Capital. From 2006 to 2008, he served as vice chairman of the investment banking division of ABN AMRO Bank. Between 1989 and 1998, Mr. Holtzman lived and worked in Eastern Europe and Russia, as co-founder and president of MeesPierson EurAmerica (a firm acquired by ABN AMRO) and as senior adviser to Salomon Brothers. Mr. Holtzman serves as a director of Sistema JSFC, (LONDON:SSA;GDR), a Russian listed investment company. Between 2003 and 2005, Mr. Holtzman was President of the University of Denver; and between 1999 and 2003 he served in the Cabinet of Governor Bill Owens as Colorado’s First Secretary of Technology. Mr. Holtzman holds a B.A. degree in Economics from Lehigh University. Mr. Holtzman was selected to our Board of Directors because he brings financial experience and possesses particular knowledge and experience in strategic planning and leadership of complex organizations.

Squire Junger became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Mr. Junger is a co-founder and a managing member of Insight Consulting LLC, a management consulting firm based in the Los Angeles area, providing advice in mergers and acquisitions, corporate divestitures, business integration diagnostics, real estate investment, acquisition, development and construction and litigation support services. Prior to co-founding Insight in 2003 he was a partner at Arthur Andersen LLP, which he joined in 1972. Mr. Junger co-developed and managed the west coast Transaction Advisory Services practice at Andersen, providing comprehensive merger and acquisition consulting services to both financial and strategic buyers and sellers. Mr. Junger is a certified public accountant in California and received Bachelor of Science and M.B.A. degrees from Cornell University. Mr. Junger was selected to our Board of Directors because he brings substantial expertise in financial and strategic planning, mergers and acquisitions, and leadership of complex organizations.

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

On February 4, 2020, Mr. Lotman resigned from the Board of Directors of the Company. Mr. Lotman informed the Company that he resigned for personal reasons and to pursue other business opportunities, and not as a result of a disagreement with any Company operations, policies or practices.

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

Family Relationships

Donald J. Berchtold is the former father-in-law of our Chief Executive Officer, Andrew A. Wiederhorn.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 29, 2019, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5, except that (i) Marc L. Holtzman filed two late Form 4s, one with one transaction and one with two transactions; (ii) Squire Junger filed three late Form 4s, one with one transaction and two with two transactions; (iii) Silvia Kessel filed two late Form 4s, one with one transaction and one with two transactions, (iv) Jeff Lotman filed three late Form 4s, two with one transaction and one with two transactions; (v)James Neuhauser filed 2 late Form 4s, one with one transaction and one with two transactions; (vi) Ed Rensi filed three late Form 4s two with one transaction and one with two transactions; and Andy Wiederhorn filed one late Form 4 with two transactions.

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

Board Committees

During 2019, our Board of Directors held four meetings. Each director attended at least 75% of the aggregate number of meetings of the board of directors and meetings of the committees of the board of directors on which he or she serves, except Jeff Lotman who attended 60% of the meetings of the board of directors and meetings of committees of the board of directors on which he serves.

The following table sets forth the three standing committees of our Board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2019:

Director	Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Edward H. Rensi	Chair	-	X	Chair
James Neuhauser	X	Chair	X	-
Marc L. Holtzman	X	-	Chair	X
Squire Junger	X	X	-	-
Silvia Kessel	X	X	-	-
Jeff Lotman	X	-	-	X
Andrew A. Wiederhorn	X	-	-	-

Meetings in 2019:	4	6	1	1

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andrew A. Wiederhorn	2019	$400,000	$-	$-	$13,863	$-	$-	$-	$413,863
Chief Executive Officer	2018	$400,000	$-	$-	$19,962	$-	$-	$-	$419,962

Rebecca D. Hershinger	2019	$256,731	$21,635	$-	$12,230	$-	$-	$-	$290,596
Chief Financial Officer (3)	2018	$105,769	$10,417	$-	$4,124	$-	$-	$-	$120,310

Donald J. Berchtold,	2019	$400,000	$-	$-	$13,863	$-	$-	$-	$413,863
EVP – Chief Concept Officer	2018	$400,000	$-	$-	$19,962	$-	$-	$-	$419,962

Ron Roe,	2019	$300,000	$-	$-	$13,863	$-	$-	$-	$313,863
Senior Vice President of Finance (4)	2018	$300,000	$-	$-	$19,962	$-	$-	$-	$319,962

Explanatory Notes:

(1) Reflects the dollar amount recognized for financial statement reporting purposes for salary paid or accrued on behalf of the named executives for the fiscal years ended December 29, 2019 and December 30, 2018.

(2) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 29, 2019 and December 30, 2018, in accordance with ASC 718 of awards pursuant to the Stock Option Plan. Assumptions used in the calculation of this amount for fiscal year ended December 29, 2019 are included in footnote 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 29, 2019, included in Part IV of this Annual Report on Form 10-K. During 2018, Mr. Wiederhorn, Mr. Roe, and Mr. Berchtold were each granted options to purchase 15,318 shares of common stock with an aggregate grant date fair value of $8,329, respectively. During 2018, Ms. Hershinger was granted options to purchase 40,849 shares of common stock with an aggregate grant date fair value of $23,692. During 2017, Mr. Wiederhorn, Mr. Roe, and Mr. Berchtold were each granted options to purchase 15,318 shares of common stock with an aggregate grant date fair value of $35,550, respectively.

(3) Ms. Hershinger became our Chief Financial Officer effective August 16, 2018.

(4) Mr. Roe served as our Chief Financial Officer until August 15, 2018. He currently serves as our Senior Vice President of Finance.

Executive Employment Agreements

There are no employment agreements between the Company and any of its employees.

OUTSTANDING EQUITY AWARDS AT FISCAL 2019 YEAR END

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 29, 2019, as adjusted for the February 28, 2019 stock dividend.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Andrew A.	10,212	5,106	-	$11.75	10/19/2027	-	-	-	-
Wiederhorn, Chief Executive Officer	5,106	10,212	-	$5.28	12/10/2028	-	-	-	-
Rebecca D.	8,510	17,021	-	$7.83	7/30/2028	-	-	-	-
Hershinger, Chief Financial Officer	5,106	10,212	-	$5.28	12/10/2028	-	-	-	-
Donald J.	10,212	5,106	-	$11.75	10/19/2027	-	-	-	-
Berchtold, EVP – Chief Concept Officer	5,106	10,212	-	$5.28	12/10/2028	-	-	-	-
Ron Roe	10,212	5,106	-	$11.75	10/19/2027	-	-	-	-
Senior Vice President of Finance	5,106	10,212	-	$5.28	12/10/2028	-	-	-	-

Explanatory Notes:

Option Exercises and Stock Vested

None of the named executives acquired shares of the Company’s stock through exercise of options during the year ended December 29, 2019.

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

Effective October 20, 2017, we pay each non-employee director serving on our Board of Directors $40,000 in annual cash compensation, plus an annual equity award of 15,000 stock options or SAR’s, subject to adjustments for forward or reverse splits. To the extent that any non-employee director serves on one or more committees of our Board of Directors, we pay an additional $20,000 in cash compensation annually.

The terms of the equity award described above are set forth in the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands and its subsidiaries. The Plan provides for a maximum of 1,021,250 shares available for grant., as adjusted for the impact of the February 28, 2019 stock dividend. The Plan is administered by the Compensation Committee of the Board of Directors.

The non-employee director compensation policy (including the compensation described above) may be amended, modified or terminated by our Board of Directors at any time in its sole discretion.

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors during 2019 and 2018:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward H. Rensi (2)	2019	$60,000	$—	$14,827	$—	$—	$—	$74,827
	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962

Marc L. Holtzman (2)	2019	$60,000	$—	$14,827	$—	$—	$—	$74,827
	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962

Squire Junger (2)	2019	$60,000	$—	$14,827	$—	$—	$—	$74,827
	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962

Silvia Kessel (2)	2019	$60,000	$—	$14,827	$—	$—	$—	$74,827
	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962

Jeff Lotman (2)	2019	$60,000	$—	$14,827	$—	$—	$—	$74,827
	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962

James Neuhauser (2)	2019	$60,000	$—	$14,827	$—	$—	$—	$74,827
	2018	$60,000	$—	$19,962	$—	$—	$—	$79,962

Explanatory Notes:

(1)	Reflects the dollar amount of awards pursuant to the Plan recognized for financial statement reporting purposes for the fiscal years ended December 29, 2019 and December 30, 2018. Assumptions used in the calculation of this amount for fiscal year ended December 29, 2019 are included in footnote 16 to the Company’s audited consolidated financial statements, included in Part IV of the Company’s Annual Report on Form 10-K. During 2019, 2018, and 2017, each director was granted options to purchase 15,306 shares of common stock each year with an aggregate grant date fair value of $5,998, $8,329, and $35,550, respectively.

(2)

Mr. Rensi has served on the Board of Directors of the Company since its formation and became the Chairman of the Board on October 20, 2017. Mr. Neuhauser has served on the Board of Directors of the Company since its formation. Messrs. Holtzman, Junger, and Lotman and Ms. Kessel have served on the Board of Directors since October 20, 2017. Mr. Lotman resigned from his position on the Board of Directors on February 4, 2020. As of the date of Mr. Lotman’s resignation, 30,636 of his unvested options expired, and 15,318 of his vested options will expire on May 4, 2020, unless previously exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of February 28, 2020:

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

As of February 28, 2020, there were 11,876,659 of our common shares issued and outstanding.

	Shares of Common Stock Beneficially Owned
Name of beneficial owner	Number		Percentage(3)
5% Stockholders
Fog Cutter Capital Group Inc.	9,698,436	(1)	81.5%
Named Executive Officers and Directors
Andrew A. Wiederhorn	28,318	(2)(3)	*
Rebecca D. Hershinger	13,616	(4)	*
Donald J. Berchtold	15,318	(5)(6)	*
Ron Roe	15,318	(5)(7)	*
Marc L. Holtzman	46,338	(8)	*
Squire Junger	73,074	(8)(9)	*
Silvia Kessel	44,864	(8)(10)	*
Edward H. Rensi	44,301	(8)	*
James Neuhauser	83,232	(8)	*

All directors and executive officers as a group (ten persons)	364,379	(11)	3.0%

(1)	Includes warrants to purchase 19,148 shares of the Company’s common stock.
(2)	Includes vested options to purchase 15,318 shares of the Company’s common stock. Does not include unvested options to purchase an additional 15,318 shares of the Company’s common stock. Includes exercisable warrants to purchase 12,000 shares of the Company’s common stock.
(3)	Mr. Wiederhorn beneficially owns 30.4% of the outstanding common stock of FCCG and disclaims beneficial ownership of the Company held by FCCG except to the extent of his pecuniary interest in FCCG.
(4)	Includes vested options to purchase 13,616 shares of the Company’s common stock. Does not include unvested options to purchase an additional 27,233 shares of the Company’s common stock.
(5)	Includes vested options to purchase 15,318 shares of the Company’s common stock. Does not include unvested options to purchase an additional 15,318 shares of the Company’s common stock.
(6)	Mr. Berchtold and his spouse beneficially own 119,135 shares of common stock of FCCG and disclaim beneficial ownership of the Company held by FCCG except to the extent of their pecuniary interest in FCCG.
(7)	Mr. Roe beneficially owns 75,000 shares of common stock of FCCG and disclaims beneficial ownership of the Company held by FCCG except to the extent of his pecuniary interest in FCCG.
(8)	Includes vested options to purchase 15,318 shares of the Company’s common stock. Does not include unvested options to purchase an additional 30,636 shares of the Company’s common stock.
(9)	Includes exercisable warrants to purchase 3,000 shares of the Company’s common stock. Mr. Junger beneficially owns 25,000 shares of common stock of FCCG and disclaims beneficial ownership of the Company held by FCCG except to the extent of their pecuniary interest in FCCG. Mr. Junger’s spouse beneficially owns 1,000 shares of common stock of FCCG and disclaims beneficial ownership of the Company held by FCCG except to the extent of their pecuniary interest in FCCG.
(10)	Includes exercisable warrants to purchase 2,400 shares of the Company’s common stock.
(11)	Includes vested options to purchase 136,160 shares of the Company’s common stock and exercisable warrants to purchase 19,800 shares of the Company’s common stock.

* Represents beneficial ownership of less than 1%.

On October 3 and October 4, 2019, the Company completed the initial closing of its continuous public offering (the “Series B Preferred Offering”) of up to $30,000,000 of units (the “Series B Units”) at $25.00 per Series B Unit, with each Series B Unit comprised of one share of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 0.60 warrants (the “Series B Warrants”) to purchase common stock at $8.50 per share, exercisable for five years. At the initial closing of the Preferred Offering, the Company completed the sale of 43,080 Series B Units for gross proceeds of $1,077,000.

In aggregate, certain officers and directors of the Company acquired 33,000 Series B Units for $825,000 comprised of 33,000 shares of Series B Preferred Stock and 19,800 Series B Warrants to purchase 19,800 shares of the Company’s Common Stock at $8.50 per share (See Note 14 of the accompanying audited financial statements).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reportable Related Person Transactions

Since December 31, 2018, the Company has engaged in certain transactions with Fog Cutter Capital Group Inc., which is the 81.5% parent of the Company. Descriptions of such transactions are included under Notes 12, 13, 14 and 22 to the audited consolidated financial statements of the Company included under Item 15 of this Form 10-K, which information is incorporated herein by this reference. Other than such transactions, since December 31, 2018, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds $120,000; and
●	in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

The board has determined that each of the directors, except Mr. Wiederhorn, is independent within the meaning of the applicable rules and regulations of the SEC and the director independence standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), as currently in effect. Furthermore, the board has determined that each of the members of each of the committees of the board is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ applicable to each such committee, as currently in effect.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Squar Milner LLP, Los Angeles, California, currently serves as our independent registered public accounting firm. For the fiscal year ending December 30, 2018, Hutchinson and Bloodgood LLP, Glendale, California, served as our independent registered public accounting firm. The aggregate accounting fees for the years ended December 29, 2019 and December 30, 2018 are as follows (dollars in thousands):

	December 29, 2019	December 30, 2018
Audit fees	$244	$331
Audit related fees	$55	$174
Other fees	$39	$46

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that Squar Milner LLP is independent. In addition, the Audit Committee pre-approves all work and fees that are performed by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Exhibits – See Exhibit Index immediately following the signature pages.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FAT Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FAT Brands, Inc. and subsidiaries (the Company) as of December 29, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 due to the adoption of Accounting Standards Codification 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

April 27, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

FAT Brands Inc.

Beverly Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of FAT Brands Inc. (the Company) and subsidiaries as of December 30, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 30, 2018, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 30, 2018 due to the adoption of the Accounting Standards Codification 606, “Revenue from Contracts with Customers.”

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/Hutchinson and Bloodgood LLP

We, or a firm acquired by us in 2012, had continuously served as auditor for the two predecessors of the Company since 2007 and from 2011 to 2018, respectively.

Glendale, California

March 29, 2019

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 29, 2019	December 30, 2018

Assets
Current assets
Cash	$25	$653
Accounts receivable, net of allowance for doubtful accounts of $116 and $595, respectively	4,144	1,779
Trade notes receivable, net of allowance for doubtful accounts of $37 and $37, respectively	262	65
Assets classified as held for sale	5,128	-
Other current assets	929	1,042
Total current assets	10,488	3,539

Notes receivable – noncurrent, net of allowance for doubtful accounts of $86 and $112, respectively	1,802	212
Due from affiliates	25,967	15,514
Deferred income taxes	2,032	2,236
Operating lease right of use assets	860	-
Goodwill	10,912	10,391
Other intangible assets, net	29,734	23,289
Other assets	755	2,779
Total assets	$82,550	$57,960

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	$7,183	$4,415
Deferred income, current portion	895	1,076
Accrued expenses	6,013	3,705
Accrued advertising	762	369
Accrued interest payable	1,268	2,250
Dividend payable on preferred shares (includes amounts due to related parties of $165 and $42 as of December 29, 2019 and December 30, 2018, respectively)	1,422	391
Liabilities related to assets classified as held for sale	3,325	-
Current portion of operating lease liability	241	-
Current portion of long-term debt	24,502	15,400
Total current liabilities	45,611	27,606

Deferred income – noncurrent	5,247	6,621
Acquisition purchase price payable	4,504	3,497
Preferred shares, net	15,327	14,191
Deferred dividend payable on preferred shares (includes amounts due to related parties of $60 and $39 as of December 29, 2019 and December 30, 2018, respectively)	628	228
Operating lease liability, net of current portion	639	-
Long-term debt, net of current portion	5,216	-
Other liabilities	-	78
Total liabilities	77,172	52,221

Commitments and contingencies (Note 19)

Stockholders’ equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,860,299 and 11,546,589 shares issued and outstanding at December 29, 2019 and December 30, 2018, respectively	11,414	10,757
Accumulated deficit	(6,036)	(5,018)
Total stockholders’ equity	5,378	5,739
Total liabilities and stockholders’ equity	$82,550	$57,960

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

For the Fiscal Years Ended December 29, 2019 and December 30, 2018

	2019	2018

Revenue
Royalties	$14,895	$12,097
Franchise fees	3,433	2,136
Store opening fees	-	352
Advertising fees	4,111	3,182
Other income	66	67
Total revenue	22,505	17,834

Costs and expenses
General and administrative expense	11,472	10,349
Advertising expense	4,111	3,182
Refranchising loss	219	67
Total costs and expenses	15,802	13,598

Income from operations	6,703	4,236

Other expense
Interest expense, net of interest income of $2,128 and $1,125 due from affiliates during the fiscal years ended December 29, 2019 and December 30, 2018, respectively	(4,757)	(3,816)
Interest expense related to preferred shares	(1,773)	(954)
Other expense, net	(681)	(1,539)
Total other expense, net	(7,211)	(6,309)

Loss before income tax expense (benefit)	(508)	(2,073)

Income tax expense (benefit)	510	(275)

Net loss	$(1,018)	$(1,798)

Basic and diluted loss per common share	$(0.09)	$(0.16)
Basic and diluted weighted average shares outstanding	11,823,455	10,970,814
Cash dividends declared per common share	$0.00	$0.36

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

For the Fiscal Year Ended December 29, 2019

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	Deficit	Total

Balance at December 30, 2018	11,546,589	$1	$10,756	$10,757	$(5,018)	$5,739
Net loss					(1,018)	(1,018)
Common stock dividend	245,376	-	-	-	-	-
Cash paid in lieu of fractional shares	-	-	(2)	(2)	-	(2)
Issuance of warrants to purchase common stock	-	-	21	21	-	21
Issuance of warrants to placement agents	-	-	16	16	-	16
Issuance of common stock in lieu of director fees payable	68,334	-	360	360	-	360
Share-based compensation	-	-	262	262	-	262
Balance at December 29, 2019	11,860,299	$1	$11,413	$11,414	$(6,036)	$5,378

For the Fiscal Year Ended December 30, 2018

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	Deficit	Total

Balance at December 31, 2017	10,000,000	$1	$2,621	$2,622	$(613)	$2,009
Cumulative-effect adjustment from adoption of ASC 606, Revenue from Contracts with Customers	-	-	-	-	(2,607)	(2,607)
Net loss	-	-	-	-	(1,798)	(1,798)
Cash dividends on common stock	-	-	(3,914)	(3,914)	-	(3,914)
Issuance of common stock in lieu of director fees payable	68,952	-	510	510	-	510
Issuance of common stock in payment of related party note	989,395	-	7,272	7,272	-	7,272
Issuance of common stock in lieu of dividends payable to FCCG	488,242	-	3,036	3,036	-	3,036
Issuance of warrants to purchase common stock	-	-	774	774	-	774
Stock offering costs	-	-	(150)	(150)		(150)
Issuance of warrants to placement agents	-	-	78	78	-	78
Value of common stock beneficial conversion feature of Series A-1 Preferred Stock	-	-	90	90	-	90
Share-based compensation	-	-	439	439	-	439
Balance at December 30, 2018	11,546,589	$1	$10,756	$10,757	$(5,018)	$5,739

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

For the Fiscal Years Ended December 29, 2019 and December 30, 2018

	2019	2018
Cash flows from operating activities
Net loss	$(1,018)	$(1,798)
Adjustments to reconcile net loss to net cash provided by operations:
Deferred income taxes	204	(504)
Depreciation and amortization	785	358
Share-based compensation	262	439
Change in operating right of use assets	683	-
Gain on sale of refranchised restaurants	(1,795)	-
Accretion of loan fees and interest	1,883	583
Accretion of preferred shares	65	34
Accretion of purchase price liability	557	7
Provision for bad debts	77	76
Change in:
Accounts receivable	(723)	(301)
Trade notes receivable	83	58
Prepaid expenses	118	(242)
Other	(169)	(20)
Accounts payables and accrued expense	3,771	2,226
Accrued advertising	203	(271)
Accrued interest payable	(982)	2,232
Dividend payable on preferred shares	1,431	619
Deferred income	(2,364)	(1,659)
Total adjustments	4,089	3,635
Net cash provided by operating activities	3,071	1,837

Cash flows from investing activities
Change in due from affiliates	(10,453)	(6,742)
Payments made in connection with acquisitions, net	(2,332)	(7,595)
Proceeds from sale of refranchised restaurants	2,340	-
Purchases of property and equipment	(45)	(148)
Net cash used in investing activities	(10,490)	(14,485)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	23,022	17,066
Repayments of borrowings	(16,726)	(10,853)
Issuance of preferred shares and associated warrants, net	1,107	7,984
Change in operating lease liabilities	(530)	-
Dividends paid in cash	(2)	(878)
Other	(80)	(50)
Net cash provided by financing activities	6,791	13,269

Net (decrease) increase in cash	(628)	621
Cash at beginning of year	653	32
Cash at end of year	$25	$653

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,989	$2,495
Cash paid for income taxes	$244	$220

Supplemental disclosure of non-cash financing and investing activities:
Dividends reinvested in common stock	$-	$3,036
Note payable to FCCG converted to common and preferred stock	$-	$9,272
Director fees converted to common stock	$360	$510
Income taxes payable (receivable) offset against amounts due from affiliates	$51	$(195)

The accompanying notes are an integral part of these audited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND RELATIONSHIPS

Organization and Nature of Business

FAT Brands Inc. (the “Company”) was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, the Company completed an initial public offering and issued additional shares of common stock representing 20 percent of its ownership (the “Offering”). The Company’s common stock trades on the Nasdaq Capital Market under the symbol “FAT.” As of December 29, 2019, FCCG continues to control a significant voting majority of the Company.

The Company is a multi-brand franchisor specializing in fast casual and casual dining restaurant concepts around the world. As of December 29, 2019, the Company owns and franchises eight restaurant brands through various wholly owned subsidiaries: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger. Combined, these brands have over 370 locations open and more than 200 under development.

Liquidity

The Company recognized income from operations of $6,703,000 and $4,236,000 during the fiscal years ended December 29, 2019 and December 30, 2018, respectively. Net cash provided by operating activities totaled $3,070,000 and $1,837,000 for the fiscal years ended December 29, 2019 and December 30, 2018, respectively. Despite the profitability of the brands and their operations, the Company recognized net losses of $1,018,000 and $1,798,000 during fiscal years ended December 29, 2019 and December 30, 2018, respectively. These net losses were primarily due to (i) higher net interest expense during 2019 as compared to the prior year related to higher debt balances related to its Loan and Security Agreement (See Note 11) and (ii) higher net interest expense during 2019 compared to the prior year related to Series A Fixed Rate Cumulative Preferred Stock and Series A-1 Fixed Rate Cumulative Preferred Stock being outstanding for a full year in 2019 compared to a partial year in 2018 (See Note 13).

Subsequent to December 29, 2019, on March 6, 2020, the Company completed a whole business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes pursuant to an asset-backed securitization (the “Securitization Notes”) and indenture (the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000 (See Note 22). A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement. The remaining proceeds from the Securitization will be used for working capital.

Further, in March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees have temporarily closed some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination of these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. While the disruption is currently expected to be temporary, there is uncertainty around the duration and long-term changes in consumer behavior related to social distancing resulting from COVID-19 and the ultimate impact on our franchisees.

While the Company expects COVID-19 to negatively impact its business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. However, the Company believes that the working capital from the Securitization combined with receipts collected from the limited operations of its franchisees, and disciplined management of the Company’ operating expenses will be sufficient for the twelve months of operations following the issuance of this Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Nature of operations –Each franchising subsidiary licenses the right to use its brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.

The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Both 2019 and 2018 were 52-week years.

Principles of consolidation – The accompanying audited consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of Hurricane have been included since its acquisition by the Company on July 3, 2018. The accounts of Yalla Mediterranean have been included since its acquisition on December 3, 2018. The operations of Elevation Burger have been included since its acquisition on June 19, 2019. Intercompany accounts have been eliminated in consolidation.

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

Financial statement reclassification – Certain account balances from prior periods have been reclassified in these audited consolidated financial statements to conform to current period classifications.

Credit and Depository Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management reviews each of its customer’s financial conditions prior to entry into a franchise or other agreement and believes that it has adequately provided for any exposure to potential credit losses. As of December 29, 2019, accounts receivable, net of allowance for doubtful accounts totaled $4,144,000 with two customers each representing 20% of that amount. As of December 30, 2018, the Company did not have any customer concentrations of accounts receivable, net of allowance for doubtful account exceeding 10%.

The Company maintains cash deposits in national financial institutions. From time to time the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 29, 2019, the Company had no accounts with a combined uninsured balance. As of December 30, 2018, the Company had three accounts with a combined uninsured balance of $170,000.

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

Assets classified as held for sale – Assets are classified as held for sale when the Company commits to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s audited consolidated balance sheet. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other related expenses are recorded as expenses in the Company’s consolidated statement of operations.

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

Franchise Fees: The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The services provided by the Company are highly interrelated with the franchise license and are considered a single performance obligation. Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees.

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, and franchise fee revenue is recognized for non-refundable deposits.

Store opening fees – Prior to September 29, 2019, the Company recognized store opening fees in the amount of $35,000 to $60,000 from the up-front fees collected from franchisees upon store opening. The amount of the fee was dependent on brand and location (domestic versus international stores). The remaining balance of the up-front fees were then amortized as franchise fees over the life of the franchise agreement. If the fees collected were less than the respective store opening fee amounts, the full up-front fees were recognized at store opening. The store opening fees were based on out-of-pocket costs to the Company for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized were higher due to the additional cost of travel.

During the fourth quarter of 2019, the Company performed a study of other public company restaurant franchisors’ application of ASC 606 and determined that a preferred, alternative industry application exists in which the store opening fee portion of the franchise fees is amortized over the life of the franchise agreement rather than at milestones of standalone performance obligations in the franchise agreements. In order to provide financial reporting consistent with other franchise industry peers, the Company applied this preferred, alternative application of ASC 606 during the fourth quarter of 2019 on a prospective basis. As a result of the adoption of this preferred accounting treatment under ASC 606, the Company discontinued the recognition of store opening fees upon store opening and began accounting for the entire up-front deposit received from franchisees as described above in Franchise Fees. A cumulative adjustment to store opening fees and franchise fees was recorded in the fourth quarter of 2019 for store opening fees recognized during the first three quarters of 2019. (See “Immaterial Adjustments Related to Prior Periods”, below.)

Royalties: In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties range from 0.75% to 6% and are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

Advertising – The Company requires advertising payments from franchisees based on a percent of net sales. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the Company’s audited consolidated statement of operations. Assets and liabilities associated with the related advertising fees are reflected in the Company’s audited consolidated balance sheet.

Share-based compensation – The Company has a stock option plan which provides for options to purchase shares of the Company’s common stock. Options issued under the plan may have a variety of terms as determined by the Board of Directors including the option term, the exercise price and the vesting period. Options granted to employees and directors are valued at the date of grant and recognized as an expense over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Stock options issued to non-employees as compensation for services are accounted for based upon the estimated fair value of the stock option. The Company recognizes this expense over the period in which the services are provided. Management utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options issued by the Company. See Note 16 for more details on the Company’s share-based compensation.

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

The Company declared a stock dividend on February 7, 2019 and issued 245,376 shares of common stock in satisfaction of the stock dividend (See Note 18). Unless otherwise noted, earnings per share and other share-based information for 2019 and 2018 have been adjusted retrospectively to reflect the impact of the stock dividend.

Immaterial Adjustments Related to Prior Periods

During the fourth quarter of 2019, the Company identified two immaterial potential adjustments to its previously issued financial statements. These potential adjustments are (1) its assessment of the Series A-1 Fixed Rate Cumulative Preferred Stock and (2) its treatment of the store opening component of its franchise fees under ASC 606.

Based on its assessment of the Series A-1 Fixed Rate Cumulative Preferred Stock, the Company determined that an error occurred in the analysis of the rights that the holders of the Series A-1 Fixed Rate Cumulative Preferred Stock have with respect to the conversion of the securities into shares of the Company’s common stock. In our reassessment, the conversion rights did not represent a beneficial conversion feature as we had initially concluded at the time of issuance.

The Company originally adopted ASC 606 on January 1, 2018. During the fourth quarter of 2019, the Company performed a study of other public company restaurant franchisors’ application of ASC 606 and determined that a preferred, alternative industry application exists in which the store opening fee portion of the franchise fees is amortized over the life of the franchise agreement rather than at milestones of standalone performance obligations in the franchise agreements. In order to provide financial reporting consistent with other franchise industry peers, the Company applied this preferred, alternative application of ASC 606 during the fourth quarter of 2019 on a prospective basis.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC 250 (“ASC 250”), Presentation of Financial Statements, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Consolidated Statements of Income, Balance Sheets, Shareholders Equity and Cash Flows, also codified in ASC 250, management assessed the materiality of (1) the error in its treatment of the beneficial conversion feature related to the Series A-1 Fixed Rate Cumulative Preferred Stock and (2) the adoption of the preferential accounting treatment under ASC 606. Based on such analysis of quantitative and qualitative factors, the Company has determined that neither the error nor the adoption of the preferential accounting treatment under ASC 606, in aggregate or individually, were material to any of the reporting periods affected, and no amendments to previously filed 10-Q or 10-K reports with the SEC are required.

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirements for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The Company adopted ASU 2018-07 as of December 31, 2018. The adoption of this accounting standard did not have a material effect on the Company’s audited consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This ASU makes amendments to multiple codification Topics. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. The Company adopted ASU 2018-09 as of December 31, 2018. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 using the modified retrospective approach, using a date of initial application of December 31, 2018. The Company also elected the package of practical expedients permitted under the standard, which allowed the company to carry forward historical lease classifications. The adoption of this standard as of December 31, 2018 resulted in the Company recording Operating Lease Right of Use Assets and Operating Lease Liabilities on its audited consolidated financial statements as of that date in the amount of $4,313,000 and $4,225,000, respectively. The adoption of this guidance did not have a significant effect on the amount of lease expense recognized by the Company.

Adopting the new accounting standard for leases affected various financial statement line items for the fiscal year ended December 29, 2019. The following table provides the affected amounts as reported in these audited consolidated financial statements compared with what they would have been if the previous accounting guidance had remained in effect.

As of December 29, 2019 (in thousands)

	Amounts As Reported	Amounts Under Previous Accounting Guidance
Audited Consolidated Balance Sheet:
Operating lease right of use assets	$860	$-
Operating lease right of use assets classified as held for sale	3,216	-
Total operating lease right of use assets	$4,076	$-

Operating lease liabilities	$880	$-
Operating lease liabilities associated with operating lease right of use assets classified as held for sale	3,326	-
Total operating lease liabilities	$4,206	$-

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

The FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes: This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance in certain areas, including the recognition of franchise taxes, recognition of deferred taxes for tax goodwill, allocation of taxes to members of a consolidated group, computation of annual effective tax rates related to enacted changes in tax laws, and minor improvements related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of ASU 2019-12 on our audited consolidated financial statements and related disclosures.

NOTE 3. ACQUISITIONS

Acquisition of Elevation Burger

On June 19, 2019, the Company completed the acquisition of EB Franchises, LLC, a Virginia limited liability company, and its related companies (collectively, “Elevation Burger”) for a purchase price of up to $10,050,000. Elevation Burger is the franchisor of Elevation Burger restaurants, with 44 locations in the U.S. and internationally.

The purchase price consists of $50,000 in cash, a contingent warrant to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), and the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Warrant is only exercisable in the event that the Company merges with FCCG. The Seller Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the purchase, the Company also loaned $2,300,000 in cash to the Seller under a subordinated promissory note (the “Elevation Buyer Note”) bearing interest at 6.0% per year and maturing in August 2026. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. In addition, the Seller will be entitled to receive earn-out payments of up to $2,500,000 if Elevation Burger realizes royalty fee revenue in excess of certain amounts. As of the date of the acquisition, the fair market value of this contingent consideration totaled $531,000. As of December 29, 2019, the contingent purchase price payable totaled $633,000 which includes the accretion of interest expense at an effective interest rate of 18%.

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

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company for the acquisition of Elevation Burger was estimated at $7,193,000. The allocation of the consideration to the preliminary valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$10
Other assets	558
Intangible assets	7,140
Goodwill	521
Current liabilities	(91)
Deferred franchise fees	(758)
Other liabilities	(187)
Total net identifiable assets	$7,193

The assessment of fair value is preliminary and is based on information that was available to management and through the end of the fiscal year. If additional information becomes available to management related to assets acquired or liabilities assumed subsequent to this preliminary assessment of fair value but not later than one year after the date of the acquisition, measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

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

The Company, through a subsidiary, acquired the intellectual property used in connection with the Yalla Business pursuant to the IP Agreement. Under the terms of the IP Agreement, the purchase price for the intellectual property will be paid in the form of an earn-out, calculated as the greater of $1,500,000 or 400% of Yalla Income, which includes gross franchise royalties as well as other items, as defined in the IP Agreement. The seller can require the Company to pay the purchase price in up to two installments during the ten-year period following the acquisition. At the time of the acquisition, the purchase price recorded for the intellectual property was $1,790,000. As of December 29, 2019, the purchase price payable totaled $2,154,000 which includes the accretion of interest expense at an effective interest rate of 19%.

Additionally, pursuant to the Master Agreement, the Company agreed to acquire the assets, agreements and other properties of each of the seven existing Yalla Mediterranean restaurants during a marketing period specified in the Master Agreement (the “Marketing Period”). The purchase price will be the greater of $1,000,000 or the sum of (i) the first $1,750,000 of gross sale proceeds received from the sale of the Yalla Mediterranean restaurants to franchisee/purchasers, plus (ii) the amount, if any, by which fifty percent (50%) of the net proceeds (after taking into consideration operating income or loss and transaction costs and expenses) from the sale of the Yalla Mediterranean restaurants exceeds $1,750,000. At the time of the acquisition, the purchase price recorded for the net tangible assets relating to the seven existing Yalla Mediterranean restaurants was $1,700,000. As of December 29, 2019, the purchase price payable totaled $1,718,000 which includes the accretion of interest expense at an effective interest rate of 5.4%.

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

nOTE 4. REFRANCHISING

As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.

During the first quarter of 2019, the Company met all of the criteria requiring that certain assets used in the operation of certain restaurants be classified as held for sale. As a result, the following assets have been classified as held for sale on the accompanying audited consolidated balance sheet as of December 29, 2019 (in thousands):

December 29, 2019

Property, plant and equipment	$1,912
Operating lease right of use assets	3,216
Total	$5,128

Operating lease liabilities related to the assets classified as held for sale in the amount of $3,326,000, have been classified as current liabilities on the accompanying audited consolidated balance sheet as of December 29, 2019.

During the year ended December 29, 2019, the operating restaurants incurred restaurant costs and expenses, net of revenue of $2,014,000, compared to $67,000 in the prior period. In addition, the refranchising of these opportunistic acquisitions of operating restaurants for conversion to franchise locations and the acquisition of existing franchise locations to resell to another franchisee resulted in the gains on the six store sales of $1,795,000 during the fiscal year ended December 29, 2019 with no comparable activity in 2018: The following table highlights the results of the Company’s refranchising program during 2019 (in thousands):

Fiscal year ended December 29, 2019
Restaurant costs and expenses, net of revenue	$(2,014)
Gain on store sales	1,795
Refranchising loss	$(219)

During the fiscal year ended December 29, 2019, a franchisee had entered into an agreement with the Company by which it agreed to sell two existing franchised locations to the Company for its refranchising program. Additionally, during the fiscal year, the Company had completed transactions to sell the two locations to new owners. Subsequent to December 29, 2019, as a result of COVID-19, the locations acquired from the existing franchisee became unavailable. The Company is evaluating the impact of the event and determining which existing operating restaurants will be used as a replacement for the new owners (See Note 22).

Note 5. NOTES RECEIVABLE

Notes receivable consist of trade notes receivable and the Elevation Buyer Note.

Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of December 29, 2019, these trade notes receivable totaled $250,000, which was net of reserves of $123,000. As of December 30, 2018, these trade notes receivable totaled $277,000, which was net of reserves of $149,000.

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger (See Note 3). The Company loaned $2,300,000 in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1,903,000, which was net of a discount of $397,000. As of December 29, 2019, the balance of the Elevation Note was $1,814,000, which was net of a discount of $352,000. During the fiscal year ended December 29, 2019, the Company recognized $114,000 in interest income, with no comparable activity in 2018.

Note 6. GOODWILL

Goodwill consists of the following (in thousands):

	December 29, 2019	December 30, 2018
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Ponderosa	1,462	1,462
Yalla	263	263
Elevation Burger	521	-
Total goodwill	$10,912	$10,391

Note 7. OTHER INTANGIBLE ASSETS

Other intangible assets consist of trademarks and franchise agreements that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company or by FCCG prior to FCCG’s contribution of the brands to the Company at the time of the initial public offering (in thousands):

	December 29, 2019	December 30, 2018
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa	7,230	7,230
Yalla	1,530	1,530
Elevation Burger	4,690	-
Total trademarks	22,452	17,762

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(482)	(161)
Ponderosa – cost	1,640	1,640
Ponderosa – accumulated amortization	(243)	(132)
Elevation Burger – cost	2,450	-
Elevation Burger – accumulated amortization	(263)	-
Total franchise agreements	7,282	5,527
Total Other Intangible Assets	$29,734	$23,289

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2020	$932
2021	932
2022	932
2023	932
2024	932
Thereafter	2,622
Total	$7,282

Note 8. DEFERRED INCOME

Deferred income is as follows (in thousands):

	December 29, 2019	December 30, 2018

Deferred franchise fees	$5,417	$6,711
Deferred royalties	422	653
Deferred advertising revenue	303	333
Total	$6,142	$7,697

Note 9. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $25,967,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

For financial reporting purposes, the Company has recorded a tax provision calculated as if the Company files its tax returns on a stand-alone basis. The amount payable to FCCG determined by this calculation of $51,000 was offset against amounts due from FCCG as of December 29, 2019. For the year ended December 30, 2018, the tax calculation resulted in an increase in the amount owed to the Company by FCCG in the amount of $195,000. (See Note 14.)

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2019	December 30, 2018
Deferred tax assets (liabilities)
Deferred income	$1,353	$1,779
Reserves and accruals	208	346
Intangibles	(614)	(532)
Deferred state income tax	(91)	(72)
Tax credits	244	126
Share-based compensation	192	131
Interest expense	-	439
Fixed assets	(137)	-
Net operating loss carryforwards	894	43
Other	(17)	(24)
Total	$2,032	$2,236

Components of the income tax expense (benefit) are as follows (in thousands):

	Fiscal Year Ended December 29, 2019	Fiscal Year Ended December 30, 2018
Current
Federal	$29	$(79)
State	34	88
Foreign	244	220
	307	229
Deferred
Federal	291	(381)
State	(88)	(123)
	203	(504)
Total income tax expense (benefit)	$510	$(275)

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	December 29, 2019	December 30, 2018

Tax benefit at statutory rate	$(107)	$(435)
State and local income taxes	(43)	(27)
Foreign taxes	244	216
Tax credits	(24)	(203)
Dividends on preferred stock	372	200
Meals and entertainment	42	6
Other	26	(32)
Total income tax expense (benefit)	$510	$(275)

As of December 29, 2019, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 29, 2019.

NOTE 10. LEASES

The Company has recorded nine operating leases for corporate offices and for certain restaurant properties that are in the process of being refranchised. The Company is not a guarantor to the leases for the restaurant locations. The leases have remaining lease terms ranging from four months to 7.5 years. Five of the leases also have options to extend the term for 5 to 10 years. The Company recognized lease expense of $1,441,000 and $304,000 for the fiscal years ended December 29, 2019 and December 30, 2018, respectively. The weighted average remaining lease term of the operating leases (not including optional lease extensions) at December 29, 2019 was 5.8 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases are as follows (in thousands):

	December 29, 2019	December 30, 2018

Right of use assets	$4,076	$-
Lease liabilities	$4,206	$-

The operating lease right of use assets and operating lease liabilities include obligations relating to the optional term extensions available on the five restaurant leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 15.9% as this was consistent with our incremental borrowing rate.

The contractual future maturities of the Company’s operating lease liabilities as of December 29, 2019, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2020	$1,109
2021	870
2022	898
2023	924
2024	684
Thereafter	4,882
Total lease payments	9,367
Less imputed interest	5,161
Total	$4,206

Supplemental cash flow information for the fiscal year ended December 29, 2019 related to leases is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$1,080
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$856

Note 11. DEBT

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

In connection with the Loan Agreement, the Company also issued warrants to purchase up to 509,604 shares of the Company’s Common Stock at $7.20 per share to the Lender (the “Lender Warrant”). Warrants were also issued to certain loan placement agents to purchase 66,691 shares of the Company’s common stock at $7.20 per share (the “Placement Agent Warrants”) (See Note 17).

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

On January 29, 2019, the Company refinanced the FB Lending term loan. The payoff amount was $18,095,000 which included principal in the amount of $16,400,000 and accrued interest and prepayment fees of $1,695,000. During the year ended December 29, 2019, the Company recorded interest expense of $1,337,000, primarily relating to the charge off of unaccreted debt discount of $349,000 and unamortized debt offering costs of $651,000. The Company recognized interest expense on the Term Loan of $3,301,000 for the fiscal year ended December 30, 2018, which includes $400,000 of extension fees, $1,360,000 of prepayment penalties, $222,000 in accretion expense and $217,000 for amortization of debt offering costs.

The Lender Warrant will remain outstanding until it is exercised or expires (See Note 17).

Loan and Security Agreement

On January 29, 2019, the Company as borrower, and its subsidiaries and affiliates as guarantors, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (“Lion”). Pursuant to the Loan and Security Agreement, the Company borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and provide additional general working capital to the Company.

The term loan under the Loan and Security Agreement was due to mature on June 30, 2020. Interest on the term loan accrued at an annual fixed rate of 20.0% and was payable quarterly. The Company was allowed to prepay all or a portion of the outstanding principal and accrued and unpaid interest under the Loan and Security Agreement at any time upon prior notice to Lion without penalty, other than a make-whole provision providing for a minimum of six months’ interest. The Company was required to prepay all or a portion of the outstanding principal and accrued unpaid interest under the Loan and Security Agreement in connection with certain dispositions of assets, extraordinary receipts, issuances of additional debt or equity, or a change of control of the Company.

In connection with the Loan and Security Agreement, the Company issued to Lion a warrant to purchase up to 1,167,404 shares of the Company’s Common Stock at $0.01 per share (the “Lion Warrant”), exercisable only if the amounts outstanding under the Loan and Security Agreement were not repaid in full prior to October 1, 2019. If the Loan and Security Agreement was repaid in full prior to October 1, 2019, the Lion Warrant would be terminated in its entirety.

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

The Loan and Security Agreement contained customary affirmative and negative covenants, including covenants that limited or restricted the Company’s ability to, among other things, incur other indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, in each case subject to customary exceptions. The Loan and Security Agreement also included customary events of default that included, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, events that result in a material adverse effect (as defined in the Loan and Security Agreement), cross default to other material indebtedness, bankruptcy, insolvency and material judgments. The occurrence and continuance of an event of default could have resulted in the acceleration of the Company’s obligations under the Loan and Security Agreement and an increase in the interest rate by 5.0% per annum.

On the issuance date, the Company evaluated the allocation of the proceeds between the Loan and Security Agreement and the Lion Warrant based on the relative fair values of each. Since the Lion Warrant only was to become effective if the amounts outstanding under the Loan and Security Agreement were not repaid in full prior to October 1, 2019, no value was assigned to it as of the grant date. The Company intended to refinance the debt prior to the beginning of the exercise period of the Lion Warrant.

On June 19, 2019, the Company amended its existing loan facility with Lion. The Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”), which amended the Loan and Security Agreement originally dated January 29, 2019. Pursuant to the First Amendment, the Company increased its borrowings by $3,500,000 in order to fund the Elevation Buyer Note in connection with the acquisition of Elevation, acquire other assets and pay fees and expenses of the transactions. The First Amendment also added the acquired Elevation-related entities as guarantors and loan parties.

On July 24, 2019, the Company entered into a first amendment to the Lion Warrant, which extended the date on which the Lion Warrant was initially exercisable from October 1, 2019 to June 30, 2020, which coincided with the maturity date of the loans made under the Loan Agreement. The Lender Warrant was only exercisable if the amounts outstanding under the Loan Agreement were not repaid in full prior to the Exercise Date.

The Company agreed to pay the Lenders an extension fee of $500,000 in the form of an increase in the principal amount loaned under the Loan and Security Agreement, and on July 24, 2019 entered into a second amendment to the Loan Agreement (the “Second Amendment”) to reflect this increase. Under the Second Amendment, the parties also agreed to amend the Loan and Security Agreement to provide for a late fee of $400,000 payable if the Company failed to make any quarterly interest payment by the fifth business day after the end of each fiscal quarter.

As of December 29, 2019, the total principal amount due under the Loan and Security Agreement was $24,000,000 and the net carrying value of obligation under the Loan and Security Agreement was $23,849,000, which is net of unamortized debt offering costs of $151,000.

The Company recognized interest expense on the Loan and Security Agreement of $4,881,000 for the fiscal year ended December 29, 2019, which includes $227,000 for amortization of debt offering costs and a $500,000 loan extension fee, with no comparable activity in 2018. The effective interest rate for the facility under the Loan and Security Agreement during 2019 was 23.9%.

The Company repaid the Loan and Security Agreement in full on March 9, 2020 (See Note 22).

Elevation Note

On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the valuation of the acquisition of Elevation Burger, the Elevation Note was recorded on the financial statements of the Company at $6,185,000, which is net of a loan discount of $1,295,000 and debt offering costs of $30,000. As of December 29, 2019, the carrying value of the Elevation Note was $5,847,000 which is net of the loan discount of $1,149,000 and debt offering costs of $66,000. The Company recognized interest expense relating to the Elevation Note during the year ended December 29, 2019 in the amount of $383,000, which included amortization of the loan discount of $146,000 and amortization of $5,000 in debt offering costs, with no comparable activity is 2018. The effective interest rate for the Elevation Note during 2019 was 12.5%.

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

●

A portion of the remaining Related Party Debt balance of $7,272,053 was exchanged for 1,010,420 shares of Common Stock of the Company, representing an exchange price of $7.20 per share, which was the closing trading price of the Common Stock on June 26, 2018.

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

The Company recognized interest expense on the note payable to FCCG of $888,000 for the fiscal year ended December 30, 2018.

Note 13. PREFERRED STOCK

Series B Cumulative Preferred Stock

On October 3 and October 4, 2019, the Company completed the initial closing of its continuous public offering (the “Series B Preferred Offering”) of up to $30,000,000 of units (the “Series B Units”) at $25.00 per Series B Unit, with each Series B Unit comprised of one share of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 0.60 warrants (the “Series B Warrants”) to purchase common stock at $8.50 per share, exercisable for five years.

The offering includes up to 1,200,000 shares of Series B Preferred Stock and Series B Warrants initially exercisable to purchase up to an aggregate of 720,000 shares of our common stock. The shares of Series B Preferred Stock and Series B Warrants will be issued separately but can only be purchased together in the Series B Preferred Offering. Each Warrant will be immediately exercisable and will expire on the five-year anniversary of the date of issuance.

The Company will pay cumulative dividends on the Series B Preferred Stock from and including the date of original issuance in the amount of $2.0625 per share each year, which is equivalent to 8.25% of the $25.00 liquidation preference per share. Dividends on the Series B Preferred Stock will be payable quarterly in arrears based on the Company’s fiscal quarters.

The Company may not redeem the Series B Preferred Stock before the first anniversary of the initial issuance date. After the first anniversary of the initial issuance date the Company has the option to redeem the Series B Preferred Stock, in whole or in part, for cash plus any accrued and unpaid dividends to the date of redemption at the following redemption price per share:

●	After the first anniversary and on or prior to the second anniversary at $27.50 per share
●	After the second anniversary and on or prior to the third anniversary at $26.125 per share

●	After the third anniversary at $25.00 per share

The Series B Preferred Stock will mature on the five-year anniversary of the initial issuance date or the earlier liquidation, dissolution or winding-up of the Company. Upon maturity, the holders of Series B Preferred Stock will be entitled to receive cash redemption of their shares in an amount equal to $25.00 per share plus any accrued and unpaid dividends.

Holders of Series B Preferred Stock have the option to cause the Company to redeem all or any portion of their Series B Preferred Stock following the first anniversary of the initial issuance date for cash at the following redemption prices per share, plus any accrued and unpaid dividends:

●	After the first anniversary and on or prior to the second anniversary at $22.00 per share
●	After the second anniversary and on or prior to the third anniversary at $22.50 per share
●	After the third anniversary and on or prior to the fourth anniversary at $23.00 per share
●	After the fourth anniversary at $25.00 per share

The rights of holders of Series B Preferred Stock to receive their liquidation preference also will be subject to the proportionate rights of our Series A Fixed Rate Cumulative Preferred Stock and any other class or series of our capital stock ranking in parity with the Series B Preferred Stock as to liquidation.

As of December 29, 2019, there were 57,140 shares of Series B Preferred Stock outstanding.

The Company classified the Series B Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at the maturity date or upon the election of the holders as described above in cash. The associated Series B Warrants have been recorded as additional paid-in capital. On the issuance date, the Company allocated the proceeds between the Series B Preferred Stock and the Series B Warrants based on the relative fair values of each. The aggregate values assigned upon issuance of each component were as follows (amounts in thousands, except price per unit):

	Series B Warrants (equity component)	Series B Preferred Stock (debt component)	Total
Series B Preferred Offering:
Gross proceeds	$21	$1,407	$1,428
Issuance costs	-	(360)	(360)
Net proceeds	$21	$1,047	$1,068

Subscription price per unit	$0.37	$24.63	$25.00

Consolidated balance sheet impact at issuance:
Long-term debt, net of debt discount and offering costs	$-	$1,047	$1,047
Additional paid-in capital	$21	$-	$21

As of December 29, 2019, the net Series B Preferred Stock balance was $1,071,000 including an unaccreted debt discount of $15,000 and unamortized debt offering costs of $342,000.

The Company recognized interest expense on the Series B Preferred Stock of $47,000 for the fiscal year ended December 29, 2019, which includes accretion expense of the debt discount of $6,000 and amortization of debt offering costs of $17,000.

The effective interest rate for the Series B Preferred Stock for 2019 was 19.8%.

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

Dividends – Holders of Series A Preferred Stock will be entitled to receive cumulative dividends on the $100.00 per share stated liquidation preference of the Series A Preferred Stock, in the amount of (i) cash dividends at a rate of 9.9% per year, plus (ii) deferred dividends equal to 4.0% per year, payable on the Mandatory Redemption Date (defined below).

Voting Rights – As long as any shares of Series A Preferred Stock are outstanding and remain unredeemed, the Company may not, without the majority vote of the Series A Preferred Stock, (a) alter or change adversely the rights, preferences or voting power given to the Series A Preferred Stock, (b) enter into any merger, consolidation or share exchange that adversely affects the rights, preferences or voting power of the Series A Preferred Stock, (c) authorize or increase any other series or class of stock that has rights senior to the Series A Preferred Stock, or (d) waive or amend the dividend restrictions in Sections 3(d) or 3(e) of the Certificate of Designation. The Series A Preferred Stock will not have any other voting rights, except as may be provided under applicable law.

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

As of December 29, 2019, there were 100,000 shares of Series A Preferred stock outstanding, issued in the following two transactions:

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

The Company classifies the Series A Preferred Stock as long-term debt because it contains an obligation to issue a variable number of common shares for a fixed monetary amount. As of December 29, 2019, the net Series A Preferred Stock balance was $9,913,000 including an unaccreted debt discount of $76,000 and unamortized debt offering costs of $11,000.

The Company recognized interest expense on the Series A Preferred Stock of $1,415,000 for the fiscal year ended December 29, 2019, which includes accretion expense of $22,000 and $3,000 for the amortization of debt offering costs. For the fiscal year ended December 30, 2018, the Company recognized interest expense on the Series A Preferred Stock of $785,000 which includes accretion expense of $13,000 and $2,000 for the amortization of debt offering costs.

The effective interest rate for the Series A Preferred Stock for 2019 was 14.3%.

Series A-1 Fixed Rate Cumulative Preferred Stock

On July 3, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Certificate of Designation”), designating a total of 200,000 shares of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”). As of December 29, 2019, there were 45,000 shares of Series A-1 Preferred Stock issued and outstanding. The Series A-1 Certificate of Designation contains the following terms pertaining to the Series A-1 Preferred Stock:

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

Holders of Series A-1 Preferred Stock may also optionally cause the Company to redeem all or any portion of their shares of Series A-1 Preferred Stock beginning any time after the two-year anniversary of the initial issuance date for an amount equal to $100.00 per share plus any accrued and unpaid dividends, which amount may be settled in cash or Common Stock of the Company, at the option of the holder. If a holder elects to receive Common Stock, shares will be issued as payment for redemption at the rate of $11.75 per share of Common Stock.

As of December 29, 2019, there were 45,000 shares of Series A-1 Preferred Stock outstanding.

The Company classifies the Series A-1 Preferred Stock as long-term debt because it contains an obligation to issue a variable number of common shares for a fixed monetary amount.

As of December 29, 2019, the net Series A-1 Preferred Stock balance was $4,343,000 including an unaccreted debt discount of $133,000 and unamortized debt offering costs of $24,000.

The Company recognized interest expense on the Series A-1 Preferred Stock of $309,000 for the fiscal year ended December 29, 2019, which included recognized accretion expense of $32,000 and $7,000 for the amortization of debt offering costs. The Company recognized interest expense on the Series A-1 Preferred Stock of $135,000 for the fiscal year ended December 30, 2018 which included accretion expense on the Series A-1 Preferred Stock of $15,000 and $4,000 for the amortization of debt offering costs.

The effective interest rate for the Series A-1 Preferred Stock for 2019 was 7.2%.

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

Note 14. Related Party Transactions

The Company had open accounts with affiliated entities under the common control of FCCG resulting in net amounts due to the Company of $25,967,000 as of December 29, 2019 compared to $15,514,000 as of December 30, 2018. The receivable from FCCG bears interest at a rate of 10% per annum. During the fiscal years ended December 29, 2019 and December 30, 2018, the Company recorded accrued interest income on the balance of the receivable due from FCCG of $1,528,000 and $825,000, respectively.

The net balance due from affiliates includes a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4.0 million made effective July 5, 2018 (the “Preferred Interest”). FCCG owns all of the common interests in HSD. The holder of the Preferred Interest is entitled to a 15% priority return on the outstanding balance of the investment (the “Preferred Return”). During the fiscal years ended December 29, 2019 and December 30, 2018, the Company recorded accrued interest income of $600,000 and $300,000, respectively. Any available cash flows from HSD on a quarterly basis are to be distributed to pay the accrued Preferred Return and repay the Preferred Interest until fully retired. On or before the five-year anniversary of the investment, the Preferred Interest is to be fully repaid, together with all previously accrued but unpaid Preferred Return. FCCG has unconditionally guaranteed repayment of the Preferred Interest in the event HSD fails to do so.

During the fiscal year ended December 29, 2019, the Company recorded a payable to FCCG in the amount of $51,000 under the Tax Sharing Agreement, which was offset against the intercompany receivable. During the fiscal year ended December 30, 2018, the Company recorded a receivable due from FCCG in the amount of $195,000 relating to the Tax Sharing Agreement. (See Note 9).

Subsequent to December 29, 2019, on April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement with FCCG (“Intercompany Agreement”). The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11,906,000. Subsequent to the issuance of the Original Note, the Company and certain of its direct or indirect subsidiaries made additional intercompany advances in the aggregate amount of $10,523,000. Pursuant to the Intercompany Agreement, the revolving credit facility bears interest at a rate of 10% per annum, has a five-year term with no prepayment penalties, and has a maximum capacity of $35,000,000. All additional borrowings under the Intercompany Agreement are subject to the approval of the Board of Directors, in advance, on a quarterly basis and may be subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21,067,000 including the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income, and other adjustments through December 29, 2019. (See Note 22).

On October 3 and October 4, 2019, the Company completed the initial closing of its continuous public offering (the “Series B Preferred Offering”) of up to $30,000,000 of units (the “Series B Units”) at $25.00 per Series B Unit, with each Series B Unit comprised of one share of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 0.60 warrants (the “Series B Warrants”) to purchase common stock at $8.50 per share, exercisable for five years. At the initial closing of the Preferred Offering, the Company completed the sale of 43,080 Series B Units for gross proceeds of $1,077,000. The following reportable related persons participated in the initial closing of the Company’s Preferred Offering:

●	Andrew Wiederhorn, the Company’s Chief Executive Officer, acquired 20,000 Series B Units for $500,000 comprised of 20,000 shares of Series B Preferred Stock and 12,000 Series B Warrants to purchase 12,000 shares of the Company’s Common Stock at $8.50 per share, and

●	Squire Junger, a member of the Company’s Board of Directors, acquired 5,000 Series B Units for $125,000 comprised of 5,000 shares of Series B Preferred Stock and 3,000 Series B Warrants to purchase 3,000 shares of the Company’s Common Stock at $8.50 per share.

●	In aggregate, Mr. Wiederhorn, Mr. Junger, and other related parties acquired 33,000 Series B Units for $825,000 comprised of 33,000 shares of Series B Preferred Stock and 19,800 Series B Warrants to purchase 19,800 shares of the Company’s Common Stock at $8.50 per share.

Note 15. SHAREHOLDERS’ EQUITY

As of December 29, 2019 and December 30, 2018, the total number of authorized shares of common stock was 25,000,000, and there were 11,860,299 and 11,546,589 (unadjusted for the February 28, 2019 stock dividend) shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the fiscal year ended December 29, 2019:

●

On February 7, 2019, the Company declared a stock dividend equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the stock dividend. Unless otherwise noted, the common stock share and share price information presented in these Notes to the Audited Financial Statements for periods prior to February 28, 2019 have been adjusted retrospectively to reflect the impact of the stock dividend.

●	On February 22, 2019, the Company issued a total of 15,384 shares of common stock at a value of $5.85 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On May 21, 2019, the Company issued a total of 19,416 shares of common stock at a value of $4.64 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On September 24, 2019, the Company issued a total of 17,142 shares of common stock at a value of $5.25 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On November 14, 2019, the Company issued a total of 16,392 shares of common stock at a value of $5.49 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

Note 16. SHARE-BASED COMPENSATION

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for fiscal year ended December 29, 2019 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 30, 2018	681,633		$8.84	8.1
Grants	106,908		$5.64	9.7
Forfeited	(66,060)		$7.90	8.7
Expired	-	$
Stock options outstanding at December 29, 2019	722,481		$8.45	8.5
Stock options exercisable at December 29, 2019	328,483		$9.94	8.1

The assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	4.00% - 10.43%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	1.52% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $262,000 and $439,000, respectively, during the fiscal years ended December 29, 2019 and December 30, 2018. As of December 29, 2019, there remains $150,000 of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 17. WARRANTS

From the Offering through December 29, 2019, the Company has issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 81,700 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $14.69 per share, and the Common Stock Warrants were valued at $124,000 at the date of grant. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 102,125 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 13). The Subscription Warrants were valued at $87,000 at the date of grant. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,530 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Note 13). The Exchange Warrants were valued at $25,000 at the date of grant. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 57,439 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane. The Hurricane Warrants were valued at $58,000 at the date of grant. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 509,604 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the $16 million credit facility with FB Lending, LLC (See Note 11). The Lender Warrant was valued at $592,000 at the date of grant. The Lender Warrant may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 66,691 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 11). The Placement Agent Warrants were valued at $78,000 at the date of grant. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on January 29, 2019, in connection with the Loan and Security Agreement (See Note 11), to purchase up to 1,167,404 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “Lion Warrant”), exercisable at any time between July 1, 2020 and January 29, 2024, but only if the amounts outstanding under the Loan and Security Agreement are not repaid in full on or before June 30, 2020. If the Loan and Security Agreement is repaid in full on or before June 30, 2020, the Lion Warrant will terminate in its entirety. The Lion Warrants were not valued at the date of grant due to the contingency relating to their exercise. The Lion Warrants were cancelled on March 9, 2020 in connection with the repayment of the Loan and Security Agreement in full. (See Note 22)

●	Warrants issued on June 19, 2019, in connection with the acquisition of Elevation Burger (See Note 3), to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), exercisable for a period of five years, but only in the event of a merger of the Company and FCCG, commencing on the second business day following the potential merger and ending on the five year anniversary thereafter, at which time the Elevation Warrant shall terminate The Elevation Warrants were not valued at the date of grant due to the contingency relating to their exercise.

●	Warrants issued between October 3, 2019 and December 29, 2019, in connection with the sale of Series B Units (See Note 13), to purchase 34,284 shares of the Company’s common stock at an exercise price of $8.50 per share (the “Series B Warrants”), exercisable for a period of five years from October 3, 2019. The outstanding Series B Warrants were valued at $21,000 at the date of grant.

The Company’s warrant activity for the fiscal year ended December 29, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 30, 2018	843,089	$8.06	3.5
Grants	1,248,563	0.54	5.0
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Warrants outstanding at December 29, 2019	2,091,652	$3.57	4.3
Warrants exercisable at December 29, 2019	877,373	$8.08	3.5

The weighted average fair value of the warrants granted from the Offering through December 29, 2019 and the assumptions used in the Black-Scholes valuation model are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	3.80 - 5.00

Note 18. DIVIDENDS ON COMMON STOCK

The Company declared a stock dividend on February 7, 2019 equal to 2.13% on its common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. The Company issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the stock dividend. No fractional shares were issued, instead the Company paid stockholders cash-in-lieu of shares.

Note 19. Commitments and Contingencies

Litigation

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively” the “Original Defendants”) were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the “Rojany Case”), in the Superior Court of the State of California, County of Los Angeles. On July 31, 2018, the Rojany Case was designated as complex, pursuant to Rule 3.400 of the California Rules of Court, and assigned the matter to the Complex Litigation Program. On August 2, 2018, the Original Defendants were named defendants in a second putative class action lawsuit, Alden v. FAT Brands, Case No. BC716017 (the “Alden Case”), filed in the same court. On September 17, 2018, the Rojany and Alden Cases were consolidated under the Rojany Case number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin (“Plaintiffs”) filed a First Amended Consolidated Complaint against FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. On November 13, 2018, Defendants filed a Demurrer to First Amended Consolidated Complaint. On January 25, 2019, the Court sustained Defendants’ Demurrer to First Amended Consolidated Complaint with Leave to Amend in Part. Plaintiffs filed a Second Amended Consolidated Complaint on February 25, 2019. On March 27, 2019, Defendants filed a Demurrer to the Second Amended Consolidated Complaint. On July 31, 2019, the Court sustained Defendants’ Demurrer to the Second Amended Complaint in Part, narrowing the scope of the case. Defendants filed their Answer to the Second Amended Consolidated Complaint on November 12, 2019. On January 29, 2020, Plaintiffs filed a Motion for Class Certification. Plaintiffs’ Motion for Class Certification is fully briefed, and the hearing on Plaintiffs’ Motion for Class Certification is set for April 23, 2020. Defendants dispute Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Original Defendants. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case. Defendants filed a Motion to Dismiss First Amended Class Action Complaint, or, in the Alternative, to Stay the Action In Favor of a Prior Pending Action. On June 14, 2019, the Court denied Defendants’ motion to stay but granted Defendants’ motion to dismiss the First Amended Class Action Complaint, with Leave to Amend. Lead Plaintiffs filed a Second Amended Class Action Complaint on August 5, 2019. On September 9, 2019, Defendants’ filed a Motion to Dismiss the Second Amended Class Action Complaint. On December 17, 2019, the Court granted Defendants’ Motion to Dismiss the Second Amended Class Action Complaint in Part, Without Leave to Amend. The allegations remaining in Vignola are substantively identical to those remaining in the Rojany Case. Defendants filed their Answer to the Second Amended Class Action Complaint on January 14, 2020. On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification. By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. By order entered April 1, 2020, the Court set various deadlines for the case, including a fact discovery cut-off of December 29, 2020, expert discovery cut-off of February 23, 2021 and trial date of March 30, 2021. Defendants dispute Lead Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation.

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the above actions, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC under certain conditions relating to the Rojany and Vignola matters. These proceedings are ongoing and the Company is unable to predict the ultimate outcome of these matters. There can be no assurance that the defendants will be successful in defending against these actions.

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources.

Operating Leases

The Company leases corporate headquarters located in Beverly Hills, California comprising 6,137 square feet of space, pursuant to a lease that expires on September 29, 2025, as well as an additional 2,915 square feet of space pursuant to a lease amendment that expires on February 29, 2024. The Company leases 1,775 square feet of space in Plano, Texas for pursuant to a lease that expires on March 31, 2021. As part of the acquisition of Elevation Burger, the Company assumed a lease of 5,057 square feet of space in Falls Church, Virginia that expires on December 31, 2020. The Company subleases approximately 2,500 square feet of this lease to an unrelated third party. The Company is not a guarantor to the leases of the Yalla restaurants that are being refranchised.

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs.

Note 20. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Fiscal Year Ended December 29, 2019	Fiscal Year Ended December 30, 2018
United States	$18,624	$14,023
Other countries	3,881	4,344
Total revenues	$22,505	$18,367

Revenues are shown based on the geographic location of our licensee restaurants. All our assets are located in the United States.

During the fiscal years ended December 29, 2019 and December 30, 2018, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 21. OPERATING SEGMENTS

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

NOTE 22. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 29, 2019 through the date of issuance of these audited consolidated financial statements. During this period, the Company did not have any significant subsequent events, except as disclosed below:

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees have temporarily closed some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Therefore, while the Company expects this matter to negatively impact our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. As additional information becomes available regarding the potential impact and the duration of the negative financial effects of the current pandemic, the Company may determine that an impairment adjustment to the recorded value of trademarks, goodwill and other intangible assets may be necessary.

The Securitization described below had the effect of increasing the Company’s cash position and liquidity and is expected to help preserve its financial flexibility during the period of uncertainty caused by the pandemic.

Lion Loan and Security Agreement

From January 6, 2020 through February 21, 2020, the Company entered into a series of amendments to the Lion Loan and Security Agreement (the “Third Through Seventh Amendments”), which granted five successive extensions of the due date for the payment of the quarterly interest payment which was originally due January 6, 2020 (the “January Quarterly Interest”). The final result of the Third Through Seventh Amendments, extended the due date for the payment of the January Quarterly Interest payment to March 13, 2020. The Company agreed to pay Lion a total extension fee of $650,000 with the interest payment. Upon payment of the January Quarterly Interest and the extension fee, Lion agreed to waive other late fees which may accrue relating to the payment and waive any default or event of default relating to the conversion of EB Franchises, LLC from a Virginia limited liability company to a Delaware limited liability company.

On March 6, 2020, the Company repaid the Lion Loan and Security Agreement in full by making a total payment of approximately $26,771,000. This consisted of $24,000,000 in principle, approximately $2,120,000 in accrued interest and $651,000 in penalties and fees. As a result of the prepayment, the Lion Warrant was cancelled in its entirety.

Securitization

On March 6, 2020, the Company completed a whole business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes pursuant to an asset-backed securitization (the “Securitization Notes”) and indenture (the “Indenture”). The new notes consist of the following:

Note	Public Rating	Seniority	Issue Amount	Coupon	Optional Prepayment Date	Final Maturity Date

A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Securitization Notes.

A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement with Lion. As a result of the prepayment, the Lion Warrant was cancelled in its entirety. The remaining proceeds from the Securitization will be used for working capital.

While the Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. It is expected that the Securitization Notes will be repaid prior to the Final Maturity Date, with the anticipated repayment date occurring in January 2023 for the A-2 Notes and October 2023 for the B-2 Notes (the “Anticipated Repayment Dates”). If the Company has not repaid or refinanced the Securitization Notes prior to the applicable Anticipated Repayment Date, additional interest expense will begin to accrue and all additional proceeds will be trapped for full amortization, as defined in the related agreements.

The Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the FAT Brands Franchising Entities as defined in the Indenture. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Notes have not been and will not be registered under the Securities Act or the securities laws of any jurisdiction. No Notes or any interest or participation thereof may be reoffered, resold, pledged or otherwise transferred unless such Note meets certain requirements as described in the Indenture.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the related agreements. The covenants, among other things, may limit the ability of certain subsidiaries to declare dividends, make loans or advances or enter into transactions with affiliates. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Notes at any time following the Par Call Date, subject to certain make-whole interest obligations.

Intercompany Agreement

Subsequent to December 29, 2019, on April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement with FCCG (“Intercompany Agreement”). The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11,906,000. Subsequent to the issuance of the Original Note, the Company and certain of its direct or indirect subsidiaries made additional intercompany advances in the aggregate amount of $10,523,000. Pursuant to the Intercompany Agreement, the revolving credit facility bears interest at a rate of 10% per annum, has a five-year term with no prepayment penalties, and has a maximum capacity of $35,000,000. All additional borrowings under the Intercompany Agreement are subject to the approval of the Board of Directors, in advance, on a quarterly basis and may be subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21,067,000 including the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income, and other adjustments through December 29, 2019. (See Note 14).

Refranchising

During the fiscal year ended December 29, 2019, a franchisee had entered into an agreement with the Company by which it agreed to sell two existing franchised locations to the Company for its refranchising program. Additionally, during the fiscal year, the Company had completed transactions to sell the two locations to new owners. Subsequent to December 29, 2019, as a result of COVID-19, the locations acquired from the existing franchisee became unavailable. The Company is evaluating the impact of the event and determining which existing operating restaurants will be used as a replacement for the new owners (See Note 4).

FAT BRANDS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2019

	Dollars in thousands
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Recoveries	Balance at End of Period
Allowance for:
Trade notes and accounts receivable	$744	$102	$607	$239

ITEM 16. FORM 10-K SUMMARY

Not applicable.

56

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

DATE	NAME AND TITLE

April 27, 2020	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer and Director (Principal Executive Officer)

April 27, 2020	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

April 27, 2020	/s/ Edward Rensi
Edward Rensi, Chairman of the Board

April 27, 2020	/s/ Marc L. Holtzman
Marc L. Holtzman, Director

April 27, 2020	/s/ Squire Junger
Squire Junger, Director

April 27, 2020	/s/ Silvia Kessel
Silvia Kessel, Director

April 27, 2020	/s/ James Neuhauser
James Neuhauser, Director

57

EXHIBIT INDEX

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, effective October 19, 2017.	10-Q	3.1	12/04/2017
3.2	Bylaws of the Company, effective May 21, 2017	1-A	3.2	09/27/2017
3.3	Certificate of Designation of Rights and Preferences of Series A Fixed Rate Cumulative Preferred Stock	8-K	3.1	06/13/2018
3.4	Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock	8-K	3.1	07/10/2018
3.5	Certificate of Amendment of Certificate of Designation of Series A Fixed Rate Cumulative Preferred Stock	8-K	3.1	02/28/2019
3.6	Certificate of Amendment of Certificate of Designation of Series A-1 Fixed Rate Cumulative Preferred Stock	8-K	3.2	02/28/2019
3.7	Certificate of Designation of Rights and Preferences of Series B Cumulative Preferred Stock	8-K	3.1	10/09/2019
4.1	Warrant to Purchase Common Stock, dated October 20, 2017, issued to Tripoint Global Equities, LLC.	10-Q	4.1	12/04/2017
4.2	Warrant to Purchase Common Stock, dated June 7, 2018, issued to Trojan Investments, LLC	10-Q	4.1	08/15/2018
4.3	Warrant to Purchase Common Stock, dated June 27, 2018, issued to Fog Cutter Capital Group, Inc.	10-Q	4.2	08/15/2018
4.4	Form of Warrants to Purchase Common Stock, dated July 3, 2018, issued to sellers of Hurricane AMT, LLC	8-K	4.1	07/10/2018
4.5	Warrant to Purchase Common Stock, dated July 3, 2018, issued to FB Lending, LLC	8-K	4.2	07/10/2018
4.6	Base Indenture, dated March 6, 2020, by and between FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary.	8-K	4.1	03/12/2020
4.7	Series 2020-1 Supplement to Base Indenture, dated March 6, 2020, by and between FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee.	8-K	4.2	03/12/2020
4.8	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Tax Sharing Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.	10-Q	10.2	12/04/2017
10.2	Voting Agreement, dated October 20, 2017, between the Company and Fog Cutter Capital Group Inc.	10-Q	10.3	12/04/2017
10.3	Form of Indemnification Agreement, dated October 20, 2017, between the Company and each director and executive officer.	1-A	6.3	09/06/2017
10.4	2017 Omnibus Equity Incentive Plan	1-A	6.1	09/27/2017
10.5	Office Lease, dated November 10, 2016, by and among Duesenberg Investment Company, LLC, Fatburger North America, Inc., Fog Cutter Capital Group Inc., and Fatburger Corporation	1-A	6.2	09/06/2017

58

10.6	Registration Rights Agreement, dated June 7, 2018, with Trojan Investments, LLC	8-K	10.2	06/13/2018
10.7	Investor Rights and Voting Agreement, dated June 7, 2018, with Trojan Investments, LLC	8-K	10.3	06/13/2018
10.8	Form of Registration Rights Agreement, dated July 3, 2018, by and between the Company and the Sellers under the Amended and Restated Membership Interest Purchase Agreement	8-K	10.1	07/10/2018
10.9	Warrant Agency Agreement, dated October 3, 2019 (including form of Warrant Certificate)	8-K	10.2	10/09/2019
10.10	Management Agreement, dated March 6, 2020, by and among FAT Brands Inc., FAT Brands Royalty I, LLC, each of the Franchise Entities, and the Trustee.	8-K	10.2	03/12/2020
10.11	Intercompany Revolving Credit Agreement, dated April 24, 2020, by and between FAT Brands Inc. and Fog Cutter Capital Group, Inc.				X
10.12	Amended and Restated Office Lease, dated November 18, 2019, by and among Duesenberg Investment Company, LLC, Fatburger North America, Inc., Fog Cutter Capital Group Inc., and Fatburger Corporation				X
21.1	Significant Subsidiaries				X
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document	X
(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document	X
(Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
(Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
(Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
(Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(Furnished)

59