Form 10-K/A
period 2019-12-29
Fat Brands, Inc
filed 2020-05-15
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 29, 2019 (the “Annual Report”) of FAT Brands Inc. (the “Company”, “we” and “our”), as originally filed (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on April 28, 2020, to add the following disclosure regarding reliance by the Company on the SEC order issued on March 4, 2020 (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended and superseded by Release No. 34-88465 issued on March 25, 2020 (collectively, the “Order”).

This Amendment is being filed to include the disclosures below in the Annual Report in accordance with the Order, which were inadvertently omitted from the Original Filing.

Reliance on SEC Relief from Filing Requirements

The Company filed the Original Filing on April 28, 2020 in reliance on the Order, permitting the delay in filing due to circumstances related to the novel coronavirus pandemic (“COVID-19”). The Company filed, on March 30, 2020, a Current Report on Form 8-K (the “Form 8-K”) indicating its intention to rely on the Order. As stated in the Form 8-K, the Company required additional time to finalize the Annual Report by the original deadline of March 30, 2020 due to the outbreak of, and local, state and federal governmental responses to, COVID-19. The Company’s operations have experienced disruptions due to the circumstances surrounding the COVID-19 pandemic including, but not limited to, suggested and mandated social distancing and shelter-in-place orders. The COVID-19-related shelter-in-place orders and resulting office closures have severely limited access to our facilities by our financial reporting and accounting staff and the staff of our auditor, and thus impacted the Company’s ability to fulfill required audit processes and procedures on a timely basis.

In light of the impact of the factors described above, the Company was unable to compile and review certain information required in order to permit it to timely file the Annual Report by March 30, 2020, the original filing deadline, without unreasonable effort or expense. The Company relied on the Order in furnishing the Form 8-K by the original filing deadline of the Annual Report.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT BRANDS INC.

Date: May 14, 2020	By:	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer