Form 10-Q
period 2020-03-29
Fat Brands, Inc
filed 2020-05-29
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

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

As of May 22, 2020, there were 11,894,895 shares of common stock outstanding.

EXPLANATORY NOTE

On May 13, 2020, FAT Brands Inc. (the “Company”, “we” and “our”) filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission (the “SEC”) indicating its reliance on the SEC order issued on March 4, 2020 (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended and superseded by Release No. 34-88465 issued on March 25, 2020 (collectively, the “Order”).

The Company filed the Form 8-K indicating its intension to rely on the Order permitting extensions in filings due to circumstances related to the novel coronavirus pandemic (“COVID-19”). As stated in the Form 8-K, the Company required additional time to finalize its Quarterly Report on Form 10-Q as of and for the quarter ended March 29, 2020, (the “Quarterly Report”) by the original deadline of May 13, 2020 due to the outbreak of, and local, state and federal governmental responses to, COVID-19. The Company’s operations have experienced disruptions due to the circumstances surrounding the COVID-19 pandemic including, but not limited to, suggested and mandated social distancing and shelter-in-place orders. The COVID-19-related shelter-in-place orders and resulting office closures have severely limited access to our facilities by our financial reporting and accounting staff and the staff of our auditor, and thus impacted the Company’s ability to fulfill required quarterly review processes and procedures on a timely basis.

In light of the impact of the factors described above, the Company was unable to compile and review certain information required in order to permit it to timely file the Quarterly Report by May 13, 2020, the original filing deadline, without unreasonable effort or expense. The Company relied on the Order in furnishing the Form 8-K by the original filing deadline of the Quarterly Report.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

March 29, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 29, 2020	December 29, 2019
		(Audited)
Assets
Current assets
Cash	$4,626	$25
Restricted cash	688	-
Accounts receivable, net of allowance for doubtful accounts of $116 and $595, as of March 29, 2020 and December 29, 2019, respectively	2,288	4,144
Trade notes receivable, net of allowance for doubtful accounts of $37, as of March 29, 2020 and December 29, 2019, respectively	267	262
Assets classified as held for sale	5,077	5,128
Other current assets	962	929
Total current assets	13,908	10,488

Non-current restricted cash	400	-
Notes receivable – noncurrent, net of allowance for doubtful accounts of $86 and $112, as of March 29, 2020 and December 29, 2019, respectively	1,774	1,802
Due from affiliates	31,904	25,967
Deferred income taxes	2,350	2,032
Operating lease right of use assets	722	860
Goodwill	10,912	10,912
Other intangible assets, net	29,520	29,734
Other assets	705	755
Total assets	$92,195	$82,550

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	$7,036	$7,183
Deferred income, current portion	930	895
Accrued expenses	5,414	6,013
Accrued advertising	754	762
Accrued interest payable	295	1,268
Dividend payable on preferred shares (includes amounts due to related parties of $186 and $149 as of March 29, 2020 and December 29, 2019, respectively)	1,767	1,422
Liabilities related to assets classified as held for sale	3,299	3,325
Current portion of operating lease liability	167	241
Current portion of long-term debt	659	24,502
Total current liabilities	20,321	45,611

Deferred income – noncurrent	5,551	5,247
Acquisition purchase price payable	4,134	4,504
Preferred shares, net	15,425	15,327
Deferred dividend payable on preferred shares (includes amounts due to related parties of $114 and $99 as of March 29, 2020 and December 29, 2019, respectively)	728	628
Operating lease liability, net of current portion	593	639
Long-term debt, net of current portion	42,435	5,216
Other liabilities	-	-
Total liabilities	89,187	77,172

Commitments and contingencies (Note 17)

Stockholders’ equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,876,659 and 11,860,299 shares issued and outstanding at March 29, 2020 and December 29, 2019, respectively	11,414	11,414
Accumulated deficit	(8,406)	(6,036)
Total stockholders’ equity	3,008	5,378
Total liabilities and stockholders’ equity	$92,195	$82,550

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

For the thirteen weeks ended March 29, 2020 and March 31, 2019 (Unaudited)

	2020	2019

Revenue
Royalties	$3,309	$3,463
Franchise fees	175	313
Store opening fees	-	105
Advertising fees	931	976
Other income	8	16
Total revenue	4,423	4,873

Costs and expenses
General and administrative expense	3,531	2,714
Advertising expense	931	976
Refranchising loss	539	518
Total costs and expenses	5,001	4,208

(Loss) income from operations	(578)	665

Other expense
Interest expense, net of interest income of $718 and $415 due from affiliates during the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively	(1,622)	(1,686)
Interest expense related to preferred shares	(452)	(431)
Other (expense) income, net	(16)	24
Total other expense, net	(2,090)	(2,093)

Loss before income tax expense (benefit)	(2,668)	(1,428)

Income tax expense (benefit)	(298)	(718)

Net loss	$(2,370)	$(710)

Basic and diluted loss per common share	$(0.20)	$(0.06)
Basic and diluted weighted average shares outstanding	11,868,842	11,636,433

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

Unaudited

For the thirteen weeks ended March 29, 2020

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at December 29, 2019	11,860,299	$1	$11,413	$11,414	$(6,036)	$5,378
Net income	-	-	-	-	(2,370)	(2,370)
Issuance of common stock in lieu of director fees payable	16,360	-	75	75	-	75
Share-based compensation	-	-	15	15	-	15
Correction of recorded conversion rights associated with Series A-1 preferred shares	-		(90)	(90)	-	(90)

Balance at March 29, 2020	11,876,659	$1	$11,413	$11,414	$(8,406)	$3,008

For the thirteen weeks ended March 31, 2019

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at December 30, 2018	11,546,589	$1	$10,756	$10,757	$(5,018)	$5,739
Net loss	-	-	-	-	(710)	(710)
Common stock dividend	245,376	-	-	-	-	-
Cash paid in lieu of fractional shares	-	-	(2)	(2)	-	(2)
Issuance of common stock in lieu of director fees payable	15,384	-	90	90	-	90
Share-based compensation	-	-	81	81	-	81

Balance at March 31, 2019	11,807,349	$1	$10,925	$10,926	$(5,728)	$5,198

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

For the thirteen weeks ended March 29, 2020 and March 31, 2019 (Unaudited)

	2020	2019
Cash flows from operating activities
Net loss	$(2,370)	$(710)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	(318)	100
Depreciation and amortization	232	131
Share-based compensation	15	81
Change in operating right of use assets	183	27
Accretion of loan fees and interest	241	1,032
Accretion of preferred shares	7	16
Accretion of purchase price liability	130	54
Provision for (recovery of) bad debts	162	(91)
Change in:
Accounts receivable	44	(206)
Trade notes receivable	-	16
Prepaid expenses	(33)	(443)
Other	43	(51)
Accounts payable and accrued expense	(670)	1,244
Accrued advertising	(8)	(536)
Accrued interest receivable from affiliate	(718)	(415)
Tax Sharing Agreement liability	(121)	(467)
Accrued interest payable	(973)	(1,541)
Dividend payable on preferred shares	444	162
Deferred income	339	(266)
Total adjustments	(1,001)	(1,153)
Net cash used in operating activities	(3,371)	(1,863)

Cash flows from investing activities
Change in due from affiliates	(5,091)	(1,400)
Proceeds from sale of refranchised restaurants	1,650	-
Payments received on loans receivable	46	-
Purchases of property and equipment	(18)	(23)
Net cash used in investing activities	(3,413)	(1,423)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	37,271	19,725
Repayments of borrowings	(24,149)	(16,400)
Payments made on acquisition purchase price liability	(500)	-
Change in operating lease liabilities	(149)	-
Dividends paid in cash	-	(2)
Net cash provided by financing activities	12,473	3,323

Net increase in cash and restricted cash	5,689	37
Cash and restricted cash at beginning of period	25	653
Cash and restricted cash at end of period	$5,714	$690

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,571	$2,748
Cash paid for income taxes	$13	$50

Supplemental disclosure of non-cash financing and investing activities:
Director fees converted to common stock	$75	$90
Income taxes receivable offset against amounts due from affiliates	$(121)	$(467)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. ORGANIZATION AND RELATIONSHIPS

Organization and Nature of Business

FAT Brands Inc. (the “Company”) was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, the Company completed an initial public offering and issued additional shares of common stock representing 20 percent of its ownership (the “Offering”). The Company’s common stock trades on the Nasdaq Capital Market under the symbol “FAT.” As of March 29, 2020, FCCG continues to control a significant voting majority of the Company.

The Company is a multi-brand franchisor specializing in fast casual and casual dining restaurant concepts around the world. As of March 29, 2020, the Company owns and franchises eight restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger. Combined, as of March 29, 2020, these brands have over 370 locations and more than 200 under development.

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

Liquidity

The Company recognized a loss from operations of $578,000 during the thirteen weeks ended March 29, 2020 and income from operations of $665,000 for the thirteen weeks ended March 31, 2019, respectively. The Company recognized net losses of $2,370,000 and $710,000 during the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively. The reduction in earnings is primarily due to reductions in revenues due to COVID-19 coupled with higher general and administrative costs.

On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto (collectively, the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consisted of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000 (See Note 10). A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement and to pay the Securitization debt offering costs. The remaining proceeds from the Securitization will be used for working capital.

Subsequent to March 29, 2020, as a result of COVID-19, the Company received proceeds from the Payroll Protection Program administered by the Small Business Administration. These loan proceeds relate to FAT Brands Inc. as well as five restaurant locations that are part of the Company’s refranchising program.

While the Company expects COVID-19 to negatively impact its business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. However, the Company believes that the working capital from the Securitization combined with receipts collected from the limited operations of its franchisees, and disciplined management of the Company’ operating expenses will be sufficient for the twelve months of operations following the issuance of this Form 10-Q.

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

The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Both fiscal 2020 and 2019 are 52-week years.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of Yalla Mediterranean have been included since its acquisition on December 3, 2018. The operations of Elevation Burger have been included since its acquisition on June 19, 2019. Intercompany accounts have been eliminated in consolidation.

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

Credit and Depository Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management reviews each of its customer’s financial conditions prior to entry into a franchise or other agreement and believes that it has adequately provided for any exposure to potential credit losses. As of March 29, 2020, accounts receivable, net of allowance for doubtful accounts, totaled $2,288,000 with no customer representing more than 10% of that amount. As of December 29, 2019, the Company had two customers each representing 20% of accounts receivable, net of allowance for doubtful accounts.

The Company maintains cash deposits in national financial institutions. From time to time the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of March 29, 2020, the Company had uninsured deposits in the amount of $4,938,000. As of December 29, 2019, the Company had no accounts with a combined uninsured balance.

Restricted Cash – The Company has restricted cash consisting of funds required to be held in trust in connection with the Company’s Securitization. Current portion of restricted cash at March 29, 2020. consisted of $688,000 of funds required to be held in trust in connection with the Company’s securitized debt with no similar balances as of December 29, 2019. Non-current restricted cash of $400,000 at March 29, 2020, represents interest reserves required to be set aside for the duration of the securitized debt with no similar balances as of December 29, 2019.

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

Royalties – In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties range from 0.75% to 6% and are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

Advertising – The Company requires advertising payments from franchisees based on a percent of net sales. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the Company’s consolidated statement of operations. Assets and liabilities associated with the related advertising fees are reflected in the Company’s consolidated balance sheet.

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

The Company declared a stock dividend on February 7, 2019 and issued 245,376 shares of common stock in satisfaction of the stock dividend (See Note 16). Unless otherwise noted, earnings per share and other share-based information for 2019 and 2018 have been adjusted retrospectively to reflect the impact of the stock dividend.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” The Company adopted this ASU on December 30, 2019. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

The FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company adopted this ASU on December 30, 2019. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

The FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes: This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance in certain areas, including the recognition of franchise taxes, recognition of deferred taxes for tax goodwill, allocation of taxes to members of a consolidated group, computation of annual effective tax rates related to enacted changes in tax laws, and minor improvements related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The Company adopted this ASU on December 30, 2019. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The purchase price consists of $50,000 in cash, a contingent warrant to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), and the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Warrant is only exercisable in the event that the Company merges with FCCG. The Seller Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the purchase, the Company also loaned $2,300,000 in cash to the Seller under a subordinated promissory note (the “Elevation Buyer Note”) bearing interest at 6.0% per year and maturing in August 2026. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. In addition, the Seller will be entitled to receive earn-out payments of up to $2,500,000 if Elevation Burger realizes royalty fee revenue in excess of certain amounts. As of the date of the acquisition, the fair market value of this contingent consideration totaled $531,000. As of March 29, 2020 and December 29, 2019, the contingent purchase price payable totaled $656,000 and $633,000, respectively, which includes the accretion of interest expense at an effective interest rate of 18%.

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

The assessment of fair value is preliminary and is based on information that was available to management and through the end of the fiscal quarter. If additional information becomes available to management related to assets acquired or liabilities assumed subsequent to this preliminary assessment of fair value but not later than one year after the date of the acquisition, measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Descriptions of the Company’s assessment of impairment related to COVID-19 of the goodwill and other intangible assets acquired in this acquisition are located in Note 6.

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

The Company, through a subsidiary, acquired the intellectual property used in connection with the Yalla Business pursuant to the IP Agreement. Under the terms of the IP Agreement, the purchase price for the intellectual property will be paid in the form of an earn-out, calculated as the greater of $1,500,000 or 400% of Yalla Income, which includes gross franchise royalties as well as other items, as defined in the IP Agreement. The seller can require the Company to pay the purchase price in up to two installments during the ten-year period following the acquisition. At the time of the acquisition, the purchase price recorded for the intellectual property was $1,790,000. As of March 29, 2020, and December 29, 2019, the purchase price payable totaled $2,239,000 and $2,154,000, respectively, which includes the accretion of interest expense at an effective interest rate of 19%.

Additionally, pursuant to the Master Agreement, the Company agreed to acquire the assets, agreements and other properties of each of the seven existing Yalla Mediterranean restaurants during a marketing period specified in the Master Agreement (the “Marketing Period”). The purchase price will be the greater of $1,000,000 or the sum of (i) the first $1,750,000 of gross sale proceeds received from the sale of the Yalla Mediterranean restaurants to franchisee/purchasers, plus (ii) the amount, if any, by which fifty percent (50%) of the net proceeds (after taking into consideration operating income or loss and transaction costs and expenses) from the sale of the Yalla Mediterranean restaurants exceeds $1,750,000. At the time of the acquisition, the purchase price recorded for the net tangible assets relating to the seven existing Yalla Mediterranean restaurants was $1,700,000. During the first quarter of 2020, the Company made a $500,000 payment against the acquisition price. As of March 29, 2020, and December 29, 2019, the purchase price payable totaled $1,239,000 and $1,718,000, respectively, which includes the accretion of interest expense at an effective interest rate of 5.4%.

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

Descriptions of the Company’s assessment of impairment related to COVID-19 of the goodwill and other intangible assets acquired in this transaction are located in Note 6.

nOTE 4. REFRANCHISING

As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.

During the first quarter of 2019, the Company met all of the criteria requiring that certain assets used in the operation of certain restaurants be classified as held for sale. As a result, the following assets have been classified as held for sale on the accompanying consolidated balance sheet as of March 29, 2020 (in thousands):

March 29, 2020

Property, plant and equipment	$1,910
Operating lease right of use assets	3,167
Total	$5,077

Operating lease liabilities related to the assets classified as held for sale in the amount of $3,299,000, have been classified as current liabilities on the accompanying consolidated balance sheet as of March 29, 2020.

During the thirteen weeks ended March 29, 2020, the operating restaurants incurred restaurant costs and expenses, net of revenue of $539,000, compared to $518,000 in the prior period. There were no sales of refranchised restaurants by the Company during the thirteen weeks ended March 29, 2020 or March 31, 2019.

During the fiscal year ended December 29, 2019, a franchisee had entered into an agreement with the Company by which it agreed to sell two existing franchised locations to the Company for its refranchising program. Additionally, during the fiscal year, the Company had completed transactions to sell the two locations to new owners. During the thirteen weeks ended March 29, 2020, as a result of COVID-19, the locations acquired from the existing franchisee became unavailable. The Company is evaluating the impact of the event and determining which existing operating restaurants will be used as a replacement for the new owners (See Note 20).

Note 5. NOTES RECEIVABLE

Notes receivable consist of trade notes receivable and the Elevation Buyer Note.

Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of March 29, 2020, and December 29, 2019, these trade notes receivable totaled $250,000, which was net of reserves of $123,000.

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger (See Note 3). The Company loaned $2,300,000 in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1,903,000, which was net of a discount of $397,000. As of March 29, 2020, and December 29, 2019, the balance of the Elevation Note was $1,790,000 and $1,814,000, which was net of a discount of $330,000 and $352,000, respectively. During the thirteen weeks ended March 29, 2020, the Company recognized $53,000 in interest income, with no comparable activity in 2019.

Note 6. GOODWILL and other intangible assets

Goodwill

Goodwill consists of the following (in thousands):

	March 29, 2020	December 29, 2019
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Ponderosa	1,462	1,462
Yalla	263	263
Elevation Burger	521	521
Total goodwill	$10,912	$10,912

Other Intangible Assets

Other intangible assets consist of trademarks and franchise agreements that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company or by FCCG prior to FCCG’s contribution of the brands to the Company at the time of the initial public offering (in thousands):

	March 29, 2020	December 29, 2019
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa	7,230	7,230
Yalla	1,530	1,530
Elevation Burger	4,690	4,690
Total trademarks	22,452	22,452

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(563)	(482)
Ponderosa – cost	1,640	1,640
Ponderosa – accumulated amortization	(251)	(243)
Elevation Burger – cost	2,450	2,450
Elevation Burger – accumulated amortization	(388)	(263)
Total franchise agreements	7,068	7,282
Total Other Intangible Assets	$29,520	$29,734

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2020	$718
2021	932
2022	932
2023	932
2024	932
Thereafter	2,622
Total	$7,068

In response to the adverse effects of COVID-19, we considered whether goodwill and other intangible assets needed to be evaluated for impairment as of March 29, 2020, specifically related to goodwill and the trademark assets. Given the uncertainty regarding the severity, duration and long-term effects of COVID-19, making estimates of the fair value of these assets at this time is significantly affected by assumptions related to ongoing operations including but not limited to the timing of lifting of restrictions on restaurant operating hours, in-house dining limitations or other restrictions that largely limited restaurants to take-out and delivery sales, customer engagement with our brands, the short-term and long-term impact on consumer discretionary spending, and overall global economic conditions. We considered the available facts and made qualitative and quantitative assessments and judgments for what we believed represent reasonably possible outcomes. Although the fair values of certain assets have declined since the time that the most recent annual impairment tests were conducted, we concluded it is more likely than not that neither goodwill nor tradename assets were impaired as of March 29, 2020. However, COVID-19 pandemic events will continue to evolve over time and the negative effects on the operations of our franchisees could prove to be worse than we currently estimate and lead us to record non-cash goodwill or other intangible asset impairment charges in the future periods.

Note 7. DEFERRED INCOME

Deferred income is as follows (in thousands):

	March 29, 2020	December 29, 2019

Deferred franchise fees	$5,730	$5,417
Deferred royalties	377	422
Deferred advertising revenue	374	303
Total	$6,481	$6,142

Note 8. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $26,854,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

For financial reporting purposes, the Company has recorded a tax benefit calculated as if the Company files its tax returns on a stand-alone basis. The amount receivable from FCCG determined by this calculation of $121,000 was added to amounts due from FCCG as of March 29, 2020. (See Note 12.)

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 29, 2020	December 29, 2019
Deferred tax assets (liabilities)
Deferred income	$1,642	$1,353
Reserves and accruals	208	208
Intangibles	(791)	(614)
Deferred state income tax	(105)	(91)
Tax credits	358	244
Share-based compensation	192	192
Fixed assets	(137)	(137)
Net operating loss carryforwards	1,023	894
Other	(40)	(17)
Total	$2,350	$2,032

Components of the income tax benefit are as follows (in thousands):

	Thirteen Weeks Ended March 29, 2020	Thirteen Weeks Ended March 31, 2019
Current
Federal	$(118)	$(467)
State	24	(175)
Foreign	114	(182)
	20	(824)
Deferred
Federal	(249)	30
State	(69)	76
	(318)	106
Total income tax expense (benefit)	$(298)	$(718)

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019

Tax benefit at statutory rate	$(590)	$(300)
State and local income taxes	(38)	(78)
Foreign taxes	121	(183)
Tax credits	(121)	183
Dividends on preferred stock	280	(327)
Other	50	(13)
Total income tax expense (benefit)	$(298)	$(718)

As of March 29, 2020, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of March 29, 2020.

NOTE 9. LEASES

The Company has recorded eight operating leases for corporate offices and for certain restaurant properties that are in the process of being refranchised. The Company is not a guarantor to the leases for the restaurant locations. The leases have remaining lease terms ranging from four months to 7.5 years. Five of the leases also have options to extend the term for 5 to 10 years. The Company recognized lease expense of $352,000 and $347,000 for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively. The weighted average remaining lease term of the operating leases (not including optional lease extensions) at March 29, 2020 was 5.7 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases are as follows (in thousands):

	March 29, 2020	December 29, 2019

Right of use assets	$3,889	$4,076
Lease liabilities	$4,059	$4,206

The operating lease right of use assets and operating lease liabilities include obligations relating to the optional term extensions available on the five restaurant leases based on management’s intention to exercise the options. At adoption of ASC 842, the discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 15.9% as this was consistent with our incremental borrowing rate at the time.

The contractual future maturities of the Company’s operating lease liabilities as of March 29, 2020, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2020	$797
2021	870
2022	898
2023	924
2024	684
Thereafter	4,881
Total lease payments	9,054
Less imputed interest	4,995
Total	$4,059

Supplemental cash flow information for the fiscal year ended March 29, 2020 related to leases is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$312
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$-

Note 10. DEBT

Loan and Security Agreement

On January 29, 2019, the Company as borrower, and its subsidiaries and affiliates as guarantors, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “Lion”). Pursuant to the Loan and Security Agreement, the Company borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and provide additional general working capital to the Company.

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

The Company recognized interest expense on the Loan and Security Agreement of $1,783,000 for the thirteen weeks ended March 29, 2020, which includes $212,000 for amortization of all unaccreted debt offering costs at the time of the repayment and $650,000 in penalties and fees, representing an effective interest rate of 44.3%. The Company recognized interest expense on the Loan and Security Agreement of $720,000 for the thirteen weeks ended March 31, 2019, which included $32,000 for amortization of debt offering costs, representing an effective interest rate of 20.9%.

Elevation Note

On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the valuation of the acquisition of Elevation Burger, the Elevation Note was recorded on the financial statements of the Company at $6,185,000, which is net of a loan discount of $1,295,000 and debt offering costs of $30,000. As of March 29, 2020, the carrying value of the Elevation Note was $5,772,000 which is net of the loan discount of $1,078,000 and debt offering costs of $63,000. The Company recognized interest expense relating to the Elevation Note during the thirteen weeks ended March 29, 2020 in the amount of $189,000, which included amortization of the loan discount of $71,000 and amortization of $3,000 in debt offering costs, with no comparable activity in the first quarter of 2019. The effective interest rate for the Elevation Note during the thirteen weeks ended March 29, 2020 was 13.1%.

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

Securitization

On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto (collectively, the “Indenture”).

The new notes consist of the following:

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Securitization Notes.

A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement with Lion and to pay Securitization debt offering costs. The remaining proceeds from the Securitization will be used for working capital.

While the Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. It is expected that the Securitization Notes will be repaid prior to the Final Legal Maturity Date, with the anticipated repayment date occurring in January 2023 for the A-2 Notes and October 2023 for the B-2 Notes (the “Anticipated Repayment Dates”). If the Company has not repaid or refinanced the Securitization Notes prior to the applicable Anticipated Repayment Date, additional interest expense will begin to accrue and all additional proceeds will be trapped for full amortization, as defined in the Indenture.

In connection with the Securitization, FAT Royalty and each of the FAT Brands Franchising Entities (as defined in the Indenture) entered into a Management Agreement with the Company, dated as of the Closing Date (the “Management Agreement”), pursuant to which the Company agreed to act as manager of FAT Royalty and each of the FAT Brands Franchise Entities. The Management Agreement provides for a management fee payable monthly by FAT Royalty to the Company in the amount of $200,000, subject to three percent (3%) annual increases (the “Management Fee”). The primary responsibilities of the manager are to perform certain franchising, distribution, intellectual property and operational functions on behalf of the FAT Brands Franchise Entities pursuant to the Management Agreement.

The Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the FAT Brands Franchising Entities. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority, after the payment of the Management Fee and certain other FAT Royalty expenses (as defined in the Indenture), and amounts are segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly debt service is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries. As of March 29, 2020, the Company was in compliance with these covenants.

The Notes have not been and will not be registered under the Securities Act or the securities laws of any jurisdiction. No Notes or any interest or participation thereof may be reoffered, resold, pledged or otherwise transferred unless such Note meets certain requirements as described in the Indenture.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the Indenture. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Notes in accordance with the provisions in the Indenture.

As of March 29, 2020, the recorded balance of the Securitization Notes was $37,309,000, which is net of debt offering costs of $2,450,000 and original issue discount of $241,000. The Company recognized interest expense on the Securitization Notes of $288,000 for the thirteen weeks ended March 29, 2020, which includes $33,000 for amortization of debt offering costs and $5,000 for amortization of the original issue discount. The effective interest rate of the Securitization Notes was 9.3% for the thirteen weeks ended March 29, 2020.

Note 11. PREFERRED STOCK

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

As of March 29, 2020, there were 57,140 shares of Series B Preferred Stock outstanding.

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

As of March 29, 2020, the net Series B Preferred Stock balance was $1,090,000 including an unaccreted debt discount of $15,000 and unamortized debt offering costs of $324,000. The Company recognized interest expense on the Series B Preferred Stock of $48,000 for the fiscal quarter ended March 29, 2020, which includes accretion expense of the debt discount of $1,000 and amortization of debt offering costs of $19,000. The effective interest rate for the Series B Preferred Stock for 2020 was 17.7%.

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

As of March 29, 2020, there were 100,000 shares of Series A Preferred stock outstanding, issued in the following two transactions:

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

The Company classifies the Series A Preferred Stock as long-term debt because it contains an obligation to issue a variable number of common shares for a fixed monetary amount. As of March 29, 2020, the net Series A Preferred Stock balance was $9,919,000 which is net of an unaccreted debt discount of $71,000 and unamortized debt offering costs of $10,000.

The Company recognized interest expense on the Series A Preferred Stock of $355,000 for the thirteen weeks ended March 29, 2020, which includes accretion expense of $6,000 and $1,000 for the amortization of debt offering costs, representing an effective interest rate of 14.3%. The Company recognized interest expense on the Series A Preferred Stock of $354,000 for the thirteen weeks ended March 31, 2019, which includes accretion expense of $5,000 as well as $1,000 for the amortization of debt offering costs, representing an effective interest rate of 14.2%%.

Series A-1 Fixed Rate Cumulative Preferred Stock

On July 3, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Certificate of Designation”), designating a total of 200,000 shares of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”). As of March 29, 2020, there were 45,000 shares of Series A-1 Preferred Stock issued and outstanding. The Series A-1 Certificate of Designation contains the following terms pertaining to the Series A-1 Preferred Stock:

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

As of March 29, 2020, there were 45,000 shares of Series A-1 Preferred Stock outstanding.

The Company classifies the Series A-1 Preferred Stock as long-term debt because it contains an obligation to issue a variable number of common shares for a fixed monetary amount.

As of March 29, 2020, the net Series A-1 Preferred Stock balance was $4,415,000 which is net of an unaccreted debt discount of $62,000 and unamortized debt offering costs of $23,000.

The Company recognized interest expense on the Series A-1 Preferred Stock of $50,000 for the thirteen weeks ended March 29, 2020, which was net of an adjustment to the debt discount in the amount of $19,000 as well as $2,000 for the amortization of debt offering costs, representing an effective interest rate of 4.6%. The Company recognized interest expense on the Series A-1 Preferred Stock of $77,000 for the thirteen weeks ended March 31, 2019, which included recognized accretion expense of $8,000, as well as $2,000 for the amortization of debt offering costs, representing an effective interest rate of 6.9%.

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

Note 12. Related Party Transactions

Due from Affiliates

On April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement with FCCG (“Intercompany Agreement”). The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11,906,000. Subsequent to the issuance of the Original Note, the Company and certain of its direct or indirect subsidiaries made additional intercompany advances in the aggregate amount of $10,523,000. Pursuant to the Intercompany Agreement, the revolving credit facility bears interest at a rate of 10% per annum, has a five-year term with no prepayment penalties, and has a maximum capacity of $35,000,000. All additional borrowings under the Intercompany Agreement are subject to the approval of the Board of Directors, in advance, on a quarterly basis and may be subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21,067,000 including the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income, and other adjustments through December 29, 2019. As of March 29, 2020, the balance receivable under the Intercompany Agreement was $26,854,000.

During the thirteen weeks ended March 29, 2020, the Company recorded a receivable from FCCG in the amount of $121,000 under the Tax Sharing Agreement, which was added to the intercompany receivable. During the thirteen weeks ended March 31, 2019, the Company recorded a receivable from FCCG in the amount of $467,000 under the Tax Sharing Agreement. (See Note 8).

Effective July 5, 2018, the Company made a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4.0 million (the “Preferred Interest”). FCCG owns all of the common interests in HSD. The holder of the Preferred Interest is entitled to a 15% priority return on the outstanding balance of the investment (the “Preferred Return”). Any available cash flows from HSD on a quarterly basis are to be distributed to pay the accrued Preferred Return and repay the Preferred Interest until fully retired. On or before the five-year anniversary of the investment, the Preferred Interest is to be fully repaid, together with all previously accrued but unpaid Preferred Return. FCCG has unconditionally guaranteed repayment of the Preferred Interest in the event HSD fails to do so. As of March 29, 2020, the balance receivable, including accrued and unpaid interest income, under the Preferred Interest was $5,050,000.

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

As of March 29, 2020, the following reportable related persons participated in the initial closing of the Company’s Preferred Offering:

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

Note 13. SHAREHOLDERS’ EQUITY

As of March 29, 2020, and December 29, 2019, the total number of authorized shares of common stock was 25,000,000, and there were 11,876,659 and 11,860,299 shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the thirteen weeks ended March 29, 2020:

●	On February 11, 2020, the Company issued a total of 16,360 shares of common stock at a value of $4.585 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for fiscal year ended March 29, 2020 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 29, 2019	722,481	$8.45	8.2
Grants	-	$-	-
Forfeited	(44,250)	$8.01	8.5
Expired	-	$-	-
Stock options outstanding at March 29, 2020	678,231	$8.48	8.2
Stock options exercisable at March 29, 2020	318,271	$9.88	7.9

The assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	4.00% - 10.43%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	1.52% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $15,000 and $81,000, respectively, during the thirteen weeks ended March 29, 2020 and March 31, 2019. As of March 29, 2020, there remains $104,000 of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 15. WARRANTS

As of March 29, 2020, the Company had issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 81,700 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $14.69 per share, and the Common Stock Warrants were valued at $124,000 at the date of grant. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 102,125 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 11). The Subscription Warrants were valued at $87,000 at the date of grant. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,530 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Note 11). The Exchange Warrants were valued at $25,000 at the date of grant. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 57,439 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane. The Hurricane Warrants were valued at $58,000 at the date of grant. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 509,604 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the $16 million credit facility with FB Lending, LLC (See Note 10). The Lender Warrant was valued at $592,000 at the date of grant. The Lender Warrant may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 66,691 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 10). The Placement Agent Warrants were valued at $78,000 at the date of grant. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 19, 2019, in connection with the acquisition of Elevation Burger (See Note 3), to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), exercisable for a period of five years, but only in the event of a merger of the Company and FCCG, commencing on the second business day following the potential merger and ending on the five year anniversary thereafter, at which time the Elevation Warrant shall terminate The Elevation Warrants were not valued at the date of grant due to the contingency relating to their exercise.

●	Warrants issued between October 3, 2019 and December 29, 2019, in connection with the sale of Series B Units (See Note 11), to purchase 34,284 shares of the Company’s common stock at an exercise price of $8.50 per share (the “Series B Warrants”), exercisable for a period of five years from October 3, 2019. The outstanding Series B Warrants were valued at $21,000 at the date of grant.

The Company’s warrant activity for the thirteen weeks ended March 29, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 29, 2019	2,091,652	$3.57	4.2
Grants	-	-	-
Exercised	-	-	-
Forfeited	(1,167,404)	$0.01	5.0
Expired	-	-	-
Warrants outstanding at March 29, 2020	924,248	$8.08	3.3
Warrants exercisable at March 29, 2020	877,373	$8.08	3.2

The range of assumptions used to establish the value of the warrants using the Black-Scholes valuation model are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	3.80 - 5.00

Note 16. DIVIDENDS ON COMMON STOCK

Our Board of Directors did not declare a dividend during the thirteen weeks ended March 29, 2020.

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

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, the "Original Defendants") were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the "Rojany Case"), in the Superior Court of the State of California, County of Los Angeles. On July 31, 2018, the Rojany Case was designated as complex, pursuant to Rule 3.400 of the California Rules of Court, and assigned the matter to the Complex Litigation Program. On August 2, 2018, the Original Defendants were named defendants in a second putative class action lawsuit, Alden v. FAT Brands, Case No. BC716017 (the "Alden Case"), filed in the same court. On September 17, 2018, the Rojany and Alden Cases were consolidated under the Rojany Case number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin ("Plaintiffs") filed a First Amended Consolidated Complaint against FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, "Defendants"), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. On November 13, 2018, Defendants filed a Demurrer to First Amended Consolidated Complaint. On January 25, 2019, the Court sustained Defendants’ Demurrer to First Amended Consolidated Complaint with Leave to Amend in Part. Plaintiffs filed a Second Amended Consolidated Complaint on February 25, 2019. On March 27, 2019, Defendants filed a Demurrer to the Second Amended Consolidated Complaint. On July 31, 2019, the Court sustained Defendants’ Demurrer to the Second Amended Complaint in Part, narrowing the scope of the case. Defendants filed their Answer to the Second Amended Consolidated Complaint on November 12, 2019. On January 29, 2020, Plaintiffs filed a Motion for Class Certification. Plaintiffs’ Motion for Class Certification is fully briefed, and the hearing on Plaintiffs’ Motion for Class Certification is set for September 10, 2020. Defendants dispute Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. On October 23, 2018, Charles Jordan and David Kovacs (collectively, "Lead Plaintiffs") moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Original Defendants. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case. Defendants filed a Motion to Dismiss First Amended Class Action Complaint, or, in the Alternative, to Stay the Action In Favor of a Prior Pending Action. On June 14, 2019, the Court denied Defendants’ motion to stay but granted Defendants’ motion to dismiss the First Amended Class Action Complaint, with Leave to Amend. Lead Plaintiffs filed a Second Amended Class Action Complaint on August 5, 2019. On September 9, 2019, Defendants’ filed a Motion to Dismiss the Second Amended Class Action Complaint. On December 17, 2019, the Court granted Defendants’ Motion to Dismiss the Second Amended Class Action Complaint in Part, Without Leave to Amend. The allegations remaining in Vignola are substantively identical to those remaining in the Rojany Case. Defendants filed their Answer to the Second Amended Class Action Complaint on January 14, 2020. On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification. By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. By order entered April 1, 2020, the Court set various deadlines for the case, including a fact discovery cut-off of December 29, 2020, expert discovery cut-off of February 23, 2021 and trial date of March 30, 2021. Defendants dispute Lead Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation

The Company is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the above actions, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. The Company is also obligated to indemnify Tripoint Global Equities, LLC under certain conditions relating to the Rojany and Vignola matters. These proceedings are ongoing and the Company is unable to predict the ultimate outcome of these matters. There can be no assurance that the defendants will be successful in defending against these actions.

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

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs.

Note 18. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Thirteen Weeks Ended March 29, 2020	Thirteen Weeks Ended March 31, 2019
United States	$3,709	$4,011
Other countries	714	862
Total revenues	$4,423	$4,873

Revenues are shown based on the geographic location of our franchisees’ restaurants. All our assets are located in the United States.

During the thirteen weeks ended March 29, 2020 and March 31, 2019, no individual franchisee accounted for more than 10% of the Company’s revenues.

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

NOTE 20. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from March 29, 2020 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events other than those described below:

Refranchising

During the fiscal year ended December 29, 2019, a franchisee had entered into an agreement with the Company by which it agreed to sell two existing franchised locations to the Company for its refranchising program. Additionally, during the fiscal year, the Company had completed transactions to sell the two locations to new owners. Subsequent to March 29, 2020, as a result of COVID-19, the locations acquired from the existing franchisee became unavailable. The Company is evaluating the impact of the event and determining which existing operating restaurants will be used as a replacement for the new owners (See Note 4).

Payroll Protection Program Loans

Subsequent to March 29, 2020, as a result of COVID-19, the Company received proceeds from the Payroll Protection Program administered by the Small Business Administration. These loan proceeds totaled $1.5 million and relate to FAT Brands Inc. as well as five restaurant locations that are part of the Company’s refranchising program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended March 29, 2020 and March 31, 2019, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 28, 2020 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Executive Overview

Business overview

FAT Brands Inc., formed in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), is a leading multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. On October 20, 2017, we completed an initial public offering and issued additional shares of common stock representing 20 percent of our ownership (the “Offering”). As of March 29, 2020, FCCG continues to control a significant voting majority of the Company.

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

As of March 29, 2020, the Company owns eight restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, Elevation Burger and Yalla Mediterranean, that have over 370 locations.

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

Results of Operations

We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2020 and 2019 fiscal years are each 52-week years.

Results of Operations of FAT Brands Inc.

The following table summarizes key components of our combined results of operations for the thirteen weeks ended March 29, 2020 and March 31, 2019. The results of Elevation Burger were not included in the operations for the thirteen weeks ended March 31, 2019 because that subsidiary was acquired by the Company subsequent to that date.

(In thousands)

	For the thirteen weeks ended
	March 29, 2020	March 31, 2019

Statement of operations data:

Revenues
Royalties	$3,309	$3,463
Franchise fees	175	313
Store opening fees	-	105
Advertising fees	931	976
Other revenue	8	16
Total revenues	4,423	4,873

Costs and expenses
General and administrative expenses	3,531	2,714
Advertising expenses	931	976
Refranchising restaurant costs and expenses, net of revenue	539	518
Costs and expenses	5,001	4,208

(Loss) income from operations	(578)	665

Other expense, net	(2,090)	(2,093)

Loss before income tax (benefit) expense	(2,668)	(1,428)

Income tax (benefit) expense	(298)	(718)

Net loss	$(2,370)	$(710)

Net Loss - Net loss for the thirteen weeks ended March 29, 2020 totaled $2,370,000 consisting of revenues of $4,423,000 less costs and expenses of $5,001,000, other expense of $2,090,000 and income tax benefit of 298,000. Net loss for the thirteen weeks ended March 31, 2019 totaled $710,000 consisting of revenues of $4,873,000 less costs and expenses of $4,208,000, other expense of $2,093,000 and income tax benefit of $718,000.

Revenues - Revenues consist of royalties, franchise fees, advertising fees and management fees. We had revenues of $4,423,000 for the thirteen weeks ended March 29, 2020 compared to $4,873,000 for the thirteen weeks ended March 31, 2019. The decrease of $450,000 reflects the beginning negative effects of the COVID-19 pandemic on royalties from restaurant sales and the adoption of a preferred application of ASC 606 related to the recognition of franchise and store opening fees (See Note 2 in the accompanying financial statements).

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense and refranchising restaurant operating costs, net of associated sales. Our costs and expenses increased from $4,208,000 in the first quarter of 2019 to $5,001,000 in the first quarter of 2020.

For the thirteen weeks ended March 29, 2020, our general and administrative expenses totaled $3,531,000. For the thirteen weeks ended March 31, 2019, our general and administrative expenses totaled $2,714,000. The increase in the amount of $817,000 was primarily the result of increases in compensation expenses and public company expenses. Amortization of franchise agreements acquired in connection with Elevation Burger also contributed to the increase in general and administrative expenses.

During the first quarter of 2020, our refranchising efforts resulted in restaurant operating costs and expenses, net of associated sales in the amount of $539,000 compared to $518,000 during the comparable period of 2019.

Advertising expenses totaled $931,000 during the thirteen weeks ended March 29, 2019 compared to $976,000 during the first quarter of 2019. These expenses generally correspond to the advertising fees recorded as revenue.

Other Expense – Other expense for the thirteen weeks ended March 29, 2020 totaled $2,090,000 compared to $2,093,000 for the period ended March 31, 2019. These expenses consisted primarily of net interest expense of $2,074,000 and $2,117,000 for the 2020 and 2019 periods, respectively.

Income Tax Benefit – We recorded an income tax benefit in the amount of $298,000 for the thirteen weeks ended March 29, 2020 and an income tax benefit of $718,000 for the thirteen weeks ended March 31, 2019. These tax results were based on a net loss before taxes of 2,668,000 and $1,428,000 for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively. Non-deductible expenses, such as accrued and paid dividends on preferred stock, reduced the benefit for the current period as a percentage of pre-tax loss.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the thirteen weeks ended March 29, 2020 consisted of cash provided by borrowings.

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

As of March 29, 2020, we had cash and restricted cash of $5,714,000. On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant an indenture and the supplement thereto (collectively, the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000 (See “Liquidity” in Note 1. Organization and Relationship in the accompanying consolidated financial statements). A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement and to pay the debt offering costs related to the Securitization. The remaining proceeds from the Securitization will be used for working capital. We expect that the working capital from the Securitization combined with receipts collected from the limited operations of our franchisees due to COVID-19 and the disciplined management of the Company’s operating expenses will be sufficient to meet our current liquidity needs.

Subsequent to March 29, 2020, as a result of COVID-19, the Company received proceeds from the Payroll Protection Program administered by the Small Business Administration. These loan proceeds totaled $1.5 million and relate to FAT Brands Inc. as well as five restaurant locations that are part of the Company’s refranchising program.

Comparison of Cash Flows

Our cash and restricted cash balance was $5,714,000 as of March 29, 2020, compared to $25,000 as of December 29, 2019.

The following table summarize key components of our consolidated cash flows for the thirteen weeks ended March 29, 2020 and March 31, 2019:

(In thousands)

For the Fiscal Years Ended

	March 29, 2020	March 31, 2019

Net cash used in operating activities	$(3,371)	$(1,863)
Net cash used in investing activities	(3,413)	(1,423)
Net cash provided by financing activities	12,473	3,323
Increase in cash flows	$5,689	$37

Operating Activities

Net cash used in operating activities was $3,371,000 during the thirteen weeks ended March 29, 2020 compared to $1,863,000 for the same period of 2019. Our net loss in 2020 was $2,370,000 compared to a net loss in 2019 of $710,000. The adjustments to reconcile these net losses to net used in operating activities were $1,001,000 in 2020 compared to $1,153,000 in 2019. The primary components of the adjustments included:

●	A $670,000 negative adjustment to cash due to a decrease in accounts payable and accrued expenses of $659,000 compared to an increase of $1,244,000 in 2019;
●	A positive adjustment to cash due to accretion expense related to each of the following: (i) the term loan, (ii) the preferred shares, and (iii) the acquisition purchase price payables totaling $378,000 compared to $1,102,000 in 2019;
●	A positive adjustment to cash due to an increase in dividends payable on preferred stock of $444,000 compared to $162,000 in 2019;
●	A positive adjustment to cash due to an increase in deferred income of $339,000 compared to a decrease of $266,000 in 2019; and
●	A negative adjustment to cash due to an increase in accrued interest income due from an affiliate in the amount of $718,000 in 2020 compared to $467,000 in the 2019 period;
●	A negative adjustment to cash due to a decrease in accrued interest payable of $973,000 compared to a decrease of $1,541,000 in 2019.

Investing Activities

Net cash used in investing activities totaled $3,413,000 during the thirteen weeks ended March 29, 2020 compared to a decrease of $1,423,000 during the same period of 2019. During 2020, we made advances to affiliates in the amount of $5,091,000 compared to advances of $1,400,000 during 2019. We also received proceeds from the sale of a refranchised location in the amount of $1,650,000 during the first quarter of 2020.

Financing Activities

Net cash from financing activities totaled $12,473,000 during the thirteen weeks ended March 29, 2020 compared to $3,323,000 during the same period of 2019. Proceeds from borrowings were $17,546,000 higher in 2020 than in 2019. Our repayments of borrowings were $7,749,000 higher in 2020 than in 2019.

Dividends

Our Board of Directors did not declare a dividend during the thirteen weeks ended March 29, 2020.

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

Securitization

On March 6, 2020, we completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto (collectively, the “Indenture”).

The new notes consist of the following:

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Securitization Notes.

A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement with Lion and to pay the Securitization debt offering costs. The remaining proceeds from the Securitization will be used for working capital.

In connection with the Securitization, FAT Royalty and each of the FAT Brands Franchising Entities (as defined in the Indenture) entered into a Management Agreement with the Company, dated as of the Closing Date, pursuant to which the Company agreed to act as manager of the Issuer and each of the FAT Brands Franchise Entities. The Management Agreement provides for a Management Fee payable monthly by FAT Royalty to the Company in the amount of $200,000, subject to three percent (3%) annual increases. The primary responsibilities of the manager are to perform certain franchising, distribution, intellectual property and operational functions on behalf of the FAT Brands Franchise Entities pursuant to the Management Agreement.

While the Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. It is expected that the Securitization Notes will be repaid prior to the Final Legal Maturity Date, with the anticipated repayment date occurring in January 2023 for the A-2 Notes and October 2023 for the B-2 Notes (the “Anticipated Repayment Dates”). If the Company has not repaid or refinanced the Securitization Notes prior to the applicable Anticipated Repayment Date, additional interest expense will begin to accrue and all additional proceeds will be trapped for full amortization, as defined in the Indenture.

The Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the FAT Brands Franchising Entities. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority, after the payment of the Management Fee and certain other FAT Royalty expenses (as defined in the Indenture), and amounts are segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly debt service is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Notes have not been and will not be registered under the Securities Act or the securities laws of any jurisdiction. No Notes or any interest or participation thereof may be reoffered, resold, pledged or otherwise transferred unless such Note meets certain requirements as described in the Indenture.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the Indenture. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Notes in accordance with the provisions in the Indenture.

Capital Expenditures

As of March 29, 2020, we do not have any material commitments for capital expenditures.

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

Store opening fees – Prior to September 29, 2019, we recognized store opening fees in the amount of $35,000 to $60,000 from the up-front fees collected from franchisees upon store opening. The amount of the fee was dependent on brand and location (domestic versus international stores). The remaining balance of the up-front fees were then amortized as franchise fees over the life of the franchise agreement. If the fees collected were less than the respective store opening fee amounts, the full up-front fees were recognized at store opening. The store opening fees were based on our out-of-pocket costs for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized were higher due to the additional cost of travel.

During the fourth quarter of 2019, we performed a study of other public company restaurant franchisors’ application of ASC 606 and determined that a preferred, alternative industry application exists in which the store opening fee portion of the franchise fees is amortized over the life of the franchise agreement rather than at milestones of standalone performance obligations in the franchise agreements. In order to provide financial reporting consistent with other franchise industry peers, we applied this preferred, alternative application of ASC 606 during the fourth quarter of 2019 on a prospective basis. As a result of the adoption of this preferred accounting treatment under ASC 606, we discontinued the recognition of store opening fees upon store opening and began accounting for the entire up-front deposit received from franchisees as described above in Franchise Fees. A cumulative adjustment to store opening fees and franchise fees was recorded in the fourth quarter of 2019 for store opening fees recognized during the first three quarters of 2019. (See “Immaterial Adjustments Related to Prior Periods”, in Note 2 of the accompanying financial statements.)

Royalties: In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties range from 0.75% to 6% and are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

Advertising: We require advertising payments based on a percent of net sales from franchisees. We also receive, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the consolidated statement of operations. Assets and liabilities associated with the related advertising fees are reflected in the Company’s consolidated balance sheets.

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. No impairment has been identified as of March 29, 2020.

Assets classified as held for sale – Assets are classified as held for sale when we commit to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s consolidated balance sheet. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other expenses continue to be recorded as expenses in the Company’s consolidated statement of operations.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” The Company adopted this ASU on December 30, 2019. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

The FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company adopted this ASU on December 30, 2019. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

The FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes: This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance in certain areas, including the recognition of franchise taxes, recognition of deferred taxes for tax goodwill, allocation of taxes to members of a consolidated group, computation of annual effective tax rates related to enacted changes in tax laws, and minor improvements related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The Company adopted this ASU on December 30, 2019. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 29, 2020, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended March 29, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, the "Original Defendants") were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the "Rojany Case"), in the Superior Court of the State of California, County of Los Angeles. On July 31, 2018, the Rojany Case was designated as complex, pursuant to Rule 3.400 of the California Rules of Court, and assigned the matter to the Complex Litigation Program. On August 2, 2018, the Original Defendants were named defendants in a second putative class action lawsuit, Alden v. FAT Brands, Case No. BC716017 (the "Alden Case"), filed in the same court. On September 17, 2018, the Rojany and Alden Cases were consolidated under the Rojany Case number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin ("Plaintiffs") filed a First Amended Consolidated Complaint against FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, "Defendants"), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. On November 13, 2018, Defendants filed a Demurrer to First Amended Consolidated Complaint. On January 25, 2019, the Court sustained Defendants’ Demurrer to First Amended Consolidated Complaint with Leave to Amend in Part. Plaintiffs filed a Second Amended Consolidated Complaint on February 25, 2019. On March 27, 2019, Defendants filed a Demurrer to the Second Amended Consolidated Complaint. On July 31, 2019, the Court sustained Defendants’ Demurrer to the Second Amended Complaint in Part, narrowing the scope of the case. Defendants filed their Answer to the Second Amended Consolidated Complaint on November 12, 2019. On January 29, 2020, Plaintiffs filed a Motion for Class Certification. Plaintiffs’ Motion for Class Certification is fully briefed, and the hearing on Plaintiffs’ Motion for Class Certification is set for September 10, 2020. Defendants dispute Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. On October 23, 2018, Charles Jordan and David Kovacs (collectively, "Lead Plaintiffs") moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Original Defendants. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case. Defendants filed a Motion to Dismiss First Amended Class Action Complaint, or, in the Alternative, to Stay the Action In Favor of a Prior Pending Action. On June 14, 2019, the Court denied Defendants’ motion to stay but granted Defendants’ motion to dismiss the First Amended Class Action Complaint, with Leave to Amend. Lead Plaintiffs filed a Second Amended Class Action Complaint on August 5, 2019. On September 9, 2019, Defendants’ filed a Motion to Dismiss the Second Amended Class Action Complaint. On December 17, 2019, the Court granted Defendants’ Motion to Dismiss the Second Amended Class Action Complaint in Part, Without Leave to Amend. The allegations remaining in Vignola are substantively identical to those remaining in the Rojany Case. Defendants filed their Answer to the Second Amended Class Action Complaint on January 14, 2020. On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification. By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. By order entered April 1, 2020, the Court set various deadlines for the case, including a fact discovery cut-off of December 29, 2020, expert discovery cut-off of February 23, 2021 and trial date of March 30, 2021. Defendants dispute Lead Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on April 28, 2020, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in such factors discussed in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On February 11, 2020, the Company issued a total of 16,360 shares of common stock at a value of $4.585 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees. The issuance of these shares to the directors are exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The directors acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 25, 2020, Marc Holtzman resigned from the Board of Directors of the Company. Mr. Holtzman informed the Company that he resigned for personal reasons and to pursue other business opportunities, and not as a result of a disagreement with any Company operations, policies or practices.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

4.1	Base Indenture, dated March 6, 2020, by and between FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary.	8-K	4.1	03/12/2020
4.2	Series 2020-1 Supplement to Base Indenture, dated March 6, 2020, by and between FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee.	8-K	4.2	03/12/2020
10.1	Management Agreement, dated March 6, 2020, by and among FAT Brands Inc., FAT Brands Royalty I, LLC, each of the Franchise Entities, and the Trustee.	8-K	10.2	03/12/2020
10.2	Intercompany Revolving Credit Agreement, dated April 24, 2020, by and between FAT Brands Inc. and Fog Cutter Capital Group, Inc.	10-K	10.11	04/28/2020
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X (Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

May 28, 2020	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

May 28, 2020	By	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer
(Principal Financial and Accounting Officer)

