Form 10-Q
period 2020-06-28
Fat Brands, Inc
filed 2020-08-07
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

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

(310) 319-1850

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FAT	The Nasdaq Stock Market LLC
Series B Cumulative Preferred Stock, par value $0.0001 per share	FATBP	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	FATBW	The Nasdaq Stock Market LLC

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

As of August 3, 2020, there were 11,894,895 shares of common stock outstanding.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

June 28, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 28, 2020	December 29, 2019
		(Audited)
Assets
Current assets
Cash	$1,741	$25
Restricted cash	1,347	-
Accounts receivable, net of allowance for doubtful accounts of $470 and $595, as of June 28, 2020 and December 29, 2019, respectively	2,469	4,144
Trade notes receivable, net of allowance for doubtful accounts of $103 and $37 as of June 28, 2020 and December 29, 2019, respectively	204	262
Assets classified as held for sale	3,384	5,128
Other current assets	985	929
Total current assets	10,130	10,488

Non-current restricted cash	400	-
Notes receivable – noncurrent, net of allowance for doubtful accounts of $270 and $112, as of June 28, 2020 and December 29, 2019, respectively	1,584	1,802
Due from affiliates	34,729	25,967
Deferred income taxes	3,556	2,032
Operating lease right of use assets	2,776	860
Goodwill	9,450	10,912
Other intangible assets, net	27,557	29,734
Other assets	708	755
Total assets	$90,890	$82,550

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	$7,243	$7,183
Deferred income, current portion	930	895
Accrued expenses	6,192	6,013
Accrued advertising	543	762
Accrued interest payable	806	1,268
Dividend payable on preferred shares (includes amounts due to related parties of $223 and $149 as of June 28, 2020 and December 29, 2019, respectively)	2,110	1,422
Liabilities related to assets classified as held for sale	2,298	3,325
Current portion of operating lease liability	368	241
Current portion of long-term debt	661	24,502
Total current liabilities	21,151	45,611

Deferred income – noncurrent	5,246	5,247
Acquisition purchase price payable	4,259	4,504
Preferred shares, net	15,456	15,327
Deferred dividend payable on preferred shares (includes amounts due to related parties of $129 and $99 as of June 28, 2020 and December 29, 2019, respectively)	828	628
Operating lease liability, net of current portion	2,471	639
Long-term debt, net of current portion	43,925	5,216
Derivative liability from conversion feature of preferred shares	1,142	-
Total liabilities	94,478	77,172

Commitments and contingencies (Note 17)

Stockholders’ equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,894,895 and 11,860,299 shares issued and outstanding at June 28, 2020 and December 29, 2019, respectively	9,069	11,414
Accumulated deficit	(12,657)	(6,036)
Total stockholders’ equity	(3,588)	5,378
Total liabilities and stockholders’ equity	$90,890	$82,550

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

For the thirteen and twenty-six weeks ended June 28, 2020 and June 30, 2019 (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Revenue
Royalties	$2,213	$3,663	$5,522	$7,127
Franchise fees	273	994	449	1,306
Store opening fees	-	184	-	289
Advertising fees	613	1,031	1,544	2,008
Management fees and other income	8	23	15	38
Total revenue	3,107	5,895	7,530	10,768

Costs and expenses
General and administrative expense	4,104	3,106	7,636	5,820
Impairment of assets	3,174	-	3,174	-
Refranchising loss (gain)	1,006	(467)	1,544	51
Advertising expense	613	1,031	1,544	2,008
Total costs and expenses	8,897	3,670	13,898	7,879

(Loss) income from operations	(5,790)	2,225	(6,368)	2,889

Other income (expense), net
Interest expense, net	(289)	(834)	(1,911)	(2,520)
Interest expense related to preferred shares	(476)	(431)	(928)	(862)
Change in fair value-derivative liability	1,264	-	1,264	-
Other expense, net	(49)	(124)	(64)	(100)
Total other income (expense), net	450	(1,389)	(1,639)	(3,482)

(Loss) income before income tax expense	(5,340)	836	(8,007)	(593)

Income tax (benefit) expense	(1,089)	1,344	(1,386)	625

Net loss	$(4,251)	$(508)	$(6,621)	$(1,218)

Basic and diluted loss per common share	$(0.36)	$(0.04)	$(0.56)	$(0.10)
Basic and diluted weighted average shares outstanding	11,886	11,726	11,878	11,726
Cash dividends declared per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

Unaudited

For the twenty-six weeks ended June 28, 2020

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at December 29, 2019	11,860,299	$1	$11,413	$11,414	$(6,036)	$5,378
Net loss	-	-	-	-	(6,621)	(6,621)
Issuance of common stock in lieu of cash directors fees payable	34,596	-	135	135	-	135
Share-based compensation	-	-	16	16	-	16
Fair value of derivative liability	-	-	(2,406)	(2,406)		(2,406)
Correction of recorded conversion rights associated with Series A-1 preferred shares	-	-	(90)	(90)	-	(90)

Balance at June 28, 2020	11,894,895	$1	$9,068	$9,069	$(12,657)	$(3,588)

For the twenty-six weeks ended June 30, 2019

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at December 30, 2018	11,546,589	$1	$10,756	$10,757	$(5,018)	$5,739
Net loss	-	-	-	-	(1,218)	(1,218)
Common stock dividend	245,376	-	-	-	-	-
Cash paid in lieu of fractional shares	-	-	(2)	(2)	-	(2)
Issuance of common stock in lieu of cash directors fees payable	34,800	-	180	180	-	180
Share-based compensation	-	-	159	159	-	159

Balance at June 30, 2019	11,826,765	$1	$11,093	$11,094	$(6,236)	$4,858

For the thirteen weeks ended June 28, 2020

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at March 29, 2020	11,876,659	$1	$11,413	$11,414	$(8,406)	$3,008
Net loss	-	-	-	-	(4,251)	(4,251)
Issuance of common stock in lieu of cash directors fees payable	18,236	-	60	60	-	60
Share-based compensation	-	-	1	1	-	1
Fair value of derivative liability			(2,406)	(2,406)		(2,406)

Balance at June 28, 2020	11,894,895	$1	$9,068	$9,069	$(12,657)	$(3,588)

For the thirteen weeks ended June 30, 2019

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at March 31, 2019	11,807,349	$1	$10,925	$10,926	$(5,728)	$5,198
Net loss	-	-	-	-	(508)	(508)
Issuance of common stock in lieu of cash directors fees payable	19,416	-	90	90	-	90
Share-based compensation	-	-	78	78	-	78

Balance at June 30, 2019	11,826,765	$1	$11,093	$11,094	$(6,236)	$4,858

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

For the twenty-six weeks ended June 28, 2020 and June 30, 2019 (Unaudited)

	Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities
Net loss	$(6,621)	$(1,218)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	(1,524)	(330)
Depreciation and amortization	500	271
Share-based compensation	16	159
Accretion of loan fees and interest	412	1,093
Change in operating right of use assets	399	370
Gain on sale refranchised restaurants	(165)	(970)
Accretion of preferred shares	38	32
Accretion of purchase price liability	255	263
Impairment of assets	3,174	-
Fair value of derivative liability	(1,261)	-
Provision for (recovery of) bad debts	1,069	(91)
Change in operating assets and liabilities:
Accounts receivable	856	(456)
Trade notes receivable	-	22
Prepaid expenses and other current assets	(102)	681
Accounts payable and accrued expense	386	2,337
Accrued advertising	(220)	(352)
Accrued interest receivable from affiliate	(1,554)	(623)
Tax Sharing Agreement liability	(154)	(46)
Accrued interest payable	(462)	(1,185)
Deferred income	33	(1,335)
Dividend payable on preferred shares	889	577
Other	42	(183)
Total adjustments	2,627	234
Net cash used in operating activities	(3,994)	(984)

Cash flows from investing activities
Additions to property and equipment	(52)	(34)
Payments received on loans receivable	68	-
Proceeds from sale of refranchised restaurants	698	870
Change in due from affiliates	(7,040)	(4,091)
Acquisition of Elevation Burger, net of cash acquired	-	(2,332)
Net cash used in investing activities	(6,326)	(5,587)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	38,803	23,053
Repayments of borrowings	(24,224)	(16,417)
Payments made on acquisition purchase price liability	(500)	-
Dividends paid in cash	-	(2)
Change in operating lease liabilities	(296)	(176)
Net cash provided by financing activities	13,783	6,458

Net increase (decrease) in cash and restricted cash	3,463	(113)
Cash and restricted cash at beginning of period	25	653
Cash and restricted cash at end of period	$3,488	$540

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,526	$3,436
Cash paid for income taxes	$17	$135

Supplemental disclosure of non-cash financing and investing activities:

Issuance of common stock in lieu of cash directors fees payable	$135	$180
Income taxes receivable adjusting amounts due from affiliates	$(154)	$(46)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. ORGANIZATION AND RELATIONSHIPS

Organization and Nature of Business

FAT Brands Inc. (the “Company”) was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, the Company completed an initial public offering and issued additional shares of common stock representing 20 percent of its ownership (the “Offering”). The Company’s common stock trades on the Nasdaq Capital Market under the symbol “FAT.” As of June 28, 2020, FCCG continues to control a significant voting majority of the Company.

The Company is a multi-brand franchisor specializing in fast casual and casual dining restaurant concepts around the world. As of June 28, 2020, the Company owns and franchises eight restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger. Combined, as of June 28, 2020, these brands franchise over 375 units worldwide and have more than 200 additional units under development.

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees have temporarily closed some retail locations, modified store operating hours, adopted a “to-go” only operating model, or a combination of these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption. We may experience longer-term effects on our business and economic growth and changes in consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time.

Liquidity

The Company recognized a loss from operations of $6,368,000 during the twenty-six weeks ended June 28, 2020 and income from operations of $2,889,000 for the twenty-six weeks ended June 30, 2019, respectively. The Company recognized net losses of $6,621,000 and $1,218,000 during the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively. The reduction in earnings is primarily due to reductions in revenues and impairment of assets due to the effects of COVID-19, coupled with higher general and administrative costs.

On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto (collectively, the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consisted of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000 (See Note 10). A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement and to pay the Securitization debt offering costs. The remaining proceeds from the Securitization are being used for working capital.

During the second quarter of 2020, the Company received loan proceeds in the amount of $1,532,000 from the Paycheck Protection Program administered by the Small Business Administration (“PPP”) in response to economic difficulties resulting from the outbreak of COVID-19. These loan proceeds relate to FAT Brands Inc. as well as five restaurant locations that are part of the Company’s refranchising program.

Subsequent to the end of the second quarter, on July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell in a public offering (the “Offering”) 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants (the “2020 Series B Warrants”) to purchase common stock at $5.00 per share. The Company also granted the underwriters an option to purchase, for a period of 45 calendar days, up to an additional 54,000 shares Series B Preferred Stock and 270,000 of the 2020 Series B Warrants. In the Underwriting Agreement, the Company agreed to pay the underwriters an underwriting discount of 8.0% of the gross proceeds received by the Company in the Offering and issue five-year warrants exercisable for 1% of the securities sold in the Offering.

The Offering closed on July 16, 2020 with net proceeds to the Company of $8,211,000, which was net of $790,000 in underwriting and offering costs.

While the Company expects the COVID-19 pandemic to negatively impact its business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. However, the Company believes that the working capital from the Securitization, Series B Preferred Stock Offering, and PPP proceeds, combined with royalties and franchise fees collected from the limited operations of its franchisees, and disciplined management of the Company’ operating expenses will be sufficient for the twelve months of operations following the issuance of this Form 10-Q.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Both fiscal 2020 and 2019 are 52-week years.

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

Credit and Depository Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management reviews each of its customer’s financial conditions prior to entry into a franchise or other agreement and believes that it has adequately provided for any exposure to potential credit losses. As of June 28, 2020, accounts receivable, net of allowance for doubtful accounts, totaled $2,469,000, with no customer representing more than 10% of that amount. As of December 29, 2019, the Company had two customers each representing 20% of accounts receivable, net of allowance for doubtful accounts.

The Company maintains cash deposits in national financial institutions. From time to time the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of June 28, 2020, the Company had uninsured deposits in the amount of $1,859,000. As of December 29, 2019, the Company had no accounts with uninsured balances.

Restricted Cash – The Company has restricted cash consisting of funds required to be held in trust in connection with the Company’s Securitization. The current portion of restricted cash at June 28, 2020 consisted of $1,347,000. Non-current restricted cash of $400,000 at June 28, 2020 represents interest reserves required to be set aside for the duration of the securitized debt. There were no restricted cash balances as of December 29, 2019.

Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 28, 2020 and December 29, 2019, accounts receivable were stated net of an allowance for doubtful accounts of $470,000 and $595,000, respectively.

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

Fair Value Measurements - The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in U.S. GAAP. As necessary, the Company measures its financial assets and liabilities using inputs from the following three levels of the fair value hierarchy:

●	Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.
●	Level 3 inputs are unobservable and reflect the Company’s own assumptions.

Other than the derivative liability, the Company does not have a material amount of financial assets or liabilities that are required to be measured at fair value on a recurring basis under U.S. GAAP (See Note 11). None of the Company’s non-financial assets or non-financial liabilities are required to be measured at fair value on a recurring basis. Assets recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill and other intangible assets, which are measured at fair value if determined to be impaired.

The Company has not elected to use fair value measurement for any assets or liabilities for which fair value measurement is not presently required. However, the Company believes the fair values of cash equivalents, restricted cash, accounts receivable, assets held for sale and accounts payable approximate their carrying amounts due to their short duration.

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

Royalties – In addition to franchise fee revenue, the Company collects a royalty calculated as a percentage of net sales from our franchisees. Royalties range from 0.75% to 6% and are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.

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

Earnings per share – The Company reports basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all potentially dilutive securities would be anti-dilutive. As of June 28, 2020 and June 30, 2019, there were no potentially dilutive securities excluded from the calculation of diluted loss per common share due to a loss for the period.

The Company declared a stock dividend on February 7, 2019 and issued 245,376 shares of common stock in satisfaction of the stock dividend (See Note 16). Unless otherwise noted, earnings per share and other share-based information for 2020 and 2019 have been adjusted retrospectively to reflect the impact of the stock dividend.

Immaterial Adjustments Related to Prior Periods

During the fourth quarter of 2019, the Company identified two immaterial potential adjustments to its previously issued financial statements. These potential adjustments are (1) its assessment of the Series A-1 Fixed Rate Cumulative Preferred Stock and (2) its treatment of the store opening component of its franchise fees under ASC 606. Based on its assessment of the Series A-1 Fixed Rate Cumulative Preferred Stock, the Company determined that an error occurred in the analysis of the rights that the holders of the Series A-1 Fixed Rate Cumulative Preferred Stock have with respect to the conversion of the securities into shares of the Company’s common stock. In our reassessment, the conversion rights did not represent a beneficial conversion feature as we had initially concluded at the time of issuance. A cumulative correction was recorded to additional paid in capital during the first quarter of 2020 in the amount of $90,000.

The Company originally adopted ASC 606 on January 1, 2018. During the fourth quarter of 2019, the Company performed a study of other public company restaurant franchisors’ application of ASC 606 and determined that a preferred, alternative industry application exists in which the store opening fee portion of the franchise fees is amortized over the life of the franchise agreement rather than at milestones of standalone performance obligations in the franchise agreements. In order to provide financial reporting consistent with other franchise industry peers, the Company applied this preferred, alternative application of ASC 606 during the fourth quarter of 2019 on a prospective basis effective December 31, 2018.

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

The purchase price consists of $50,000 in cash, a contingent warrant to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), and the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Warrant is only exercisable in the event that the Company merges with FCCG. The Seller Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the purchase, the Company also loaned $2,300,000 in cash to the Seller under a subordinated promissory note (the “Elevation Buyer Note”) bearing interest at 6.0% per year and maturing in August 2026. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. In addition, the Seller will be entitled to receive earn-out payments of up to $2,500,000 if Elevation Burger realizes royalty fee revenue in excess of certain amounts. As of the date of the acquisition, the fair market value of this contingent consideration totaled $531,000. As of June 28, 2020, and December 29, 2019, the contingent purchase price payable totaled $680,000 and $633,000, respectively, which includes the accretion of interest expense at an effective interest rate of 18%.

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

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company for the acquisition of Elevation Burger was estimated at $7,193,000. The allocation of the consideration to the preliminary valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$10
Goodwill	521
Other intangible assets	7,140
Other assets	558
Current liabilities	(91)
Deferred franchise fees	(758)
Other liabilities	(187)
Total net identifiable assets	$7,193

Descriptions of the Company’s assessment of impairment of the goodwill and other intangible assets acquired in this acquisition related to COVID-19 are located in Note 6.

nOTE 4. REFRANCHISING

As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.

Certain assets designated by the Company for refranchising meet the criteria requiring that they be classified as held for sale. As a result, the following assets have been classified as held for sale on the accompanying consolidated balance sheet as of June 28, 2020 (in thousands):

June 28, 2020

Property, plant and equipment	$1,213
Operating lease right of use assets	2,171
Total	$3,384

Operating lease liabilities related to the assets classified as held for sale in the amount of $2,298,000, have been classified as current liabilities on the accompanying consolidated balance sheet as of June 28, 2020.

During the thirteen and twenty-six weeks ended June 28, 2020, refranchising operations incurred losses of $1,006,000 and $1,544,000, respectively, compared to a gain of $467,000 and a loss of $51,000, respectively, for the corresponding periods in 2019. The refranchising results for the twenty-six weeks ended June 28, 2020 include a gain of $165,000 relating to the sale and refranchising of two restaurant locations, compared to gains of $970,000 from the sale and refranchising of two restaurant locations in the 2019 period.

During the fiscal year ended December 29, 2019, a franchisee had entered into an agreement with the Company by which it agreed to sell two existing franchised locations to the Company for its refranchising program. Additionally, during the fiscal year, the Company had completed transactions to sell the two locations to new owners. During the second quarter of 2020, as a result of COVID-19, the locations acquired from the existing franchisee became unavailable. The Company is determining alternative operating restaurants that can be used as a replacement for the new owners.

Note 5. NOTES RECEIVABLE

Notes receivable consist of trade notes receivable and the Elevation Buyer Note.

Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of June 28, 2020, the trade notes had been fully reserved. At December 29, 2019, these trade notes receivable totaled $250,000, net of reserves of $123,000.

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger (See Note 3). The Company loaned $2,300,000 in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1,903,000, which was net of a discount of $397,000. As of June 28, 2020, and December 29, 2019, the balance of the Elevation Note was $1,788,000 and $1,814,000, respectively, which were net of discounts of $308,000 and $352,000, respectively. During the thirteen and twenty-six weeks ended June 28, 2020, the Company recognized $53,000 and $106,000, respectively, in interest income. During the thirteen and twenty-six weeks ended June 30, 2019, the Company recognized $4,200 in interest income.

Note 6. GOODWILL and other intangible assets

Goodwill

Goodwill consists of the following (in thousands):

	June 28, 2020	December 29, 2019
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Ponderosa and Bonanza	-	1,462
Yalla	263	263
Elevation Burger	521	521
Total goodwill	$9,450	$10,912

Other Intangible Assets

Other intangible assets consist of trademarks and franchise agreements that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company or by FCCG prior to FCCG’s contribution of the brands to the Company at the time of the initial public offering (in thousands):

	June 28, 2020	December 29, 2019
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa and Bonanza	5,518	7,230
Yalla	1,530	1,530
Elevation Burger	4,690	4,690
Total trademarks	20,740	22,452

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(643)	(482)
Ponderosa and Bonanza – cost	1,640	1,640
Ponderosa and Bonanza – accumulated amortization	(298)	(243)
Elevation Burger – cost	2,450	2,450
Elevation Burger – accumulated amortization	(512)	(263)
Total franchise agreements	6,817	7,282
Total Other Intangible Assets	$27,557	$29,734

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2020	$467
2021	932
2022	932
2023	932
2024	932
Thereafter	2,622
Total	$6,817

In response to the adverse effects of COVID-19, we considered whether goodwill and other intangible assets needed to be evaluated for impairment as of June 28, 2020, specifically related to goodwill and the trademark assets. Given the uncertainty regarding the severity, duration and long-term effects of COVID-19, making estimates of the fair value of these assets at this time is significantly affected by assumptions related to ongoing operations including but not limited to the timing of lifting of restrictions on restaurant operating hours, in-house dining limitations or other restrictions that largely limited restaurants to take-out and delivery sales, customer engagement with our brands, the short-term and long-term impact on consumer discretionary spending, and overall global economic conditions.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The fair value technique used in this instance is classified as Level 3, where unobservable inputs are used when little or no market data is available. In performing the quantitative test for impairment of goodwill, the Company used the income approach method of valuation that includes the discounted cash flow method to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company’s estimated cost of equity capital and after-tax cost of debt.

In performing the impairment review of the tradename, the Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

In performing the impairment review of the franchise agreement assets, the Company used the residual earnings method under the income approach method of valuation. Significant assumptions used to determine fair value under the residual earnings method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

As a result of these analyses, when considering the available facts, assessments and judgments, as of June 28, 2020, the Company recorded goodwill impairment charges of $1,462,000 and tradename impairment charges of $1,712,000 relating to the Ponderosa and Bonanza brands.

Because of the risks and uncertainties related to the COVID-19 pandemic events, the negative effects on the operations of our franchisees could prove to be worse than we currently estimate and lead us to record additional non-cash goodwill or other intangible asset impairment charges in the future periods.

Note 7. DEFERRED INCOME

Deferred income is as follows (in thousands):

	June 28, 2020	December 29, 2019

Deferred franchise fees	$5,493	$5,417
Deferred royalties	359	422
Deferred advertising revenue	324	303
Total	$6,176	$6,142

Note 8. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $29,529,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

For financial reporting purposes, the Company has recorded a tax benefit as of June 28, 2020, calculated as if the Company files its tax returns on a stand-alone basis. The amount receivable from FCCG determined by this calculation of $154,000 and $46,000 was added to amounts due from FCCG as of June 28, 2020 and June 30, 2019, respectively, (See Note 12.)

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 28, 2020	December 29, 2019
Deferred tax assets (liabilities)
Deferred income	$1,508	$1,353
Reserves and accruals	208	208
Intangibles	(154)	(614)
Deferred state income tax	(135)	(91)
Tax credits	477	244
Share-based compensation	192	192
Property and equipment	(137)	(137)
Net operating loss carryforwards	1,661	894
Other	(64)	(17)
Total	$3,556	$2,032

Components of the income tax (benefit) expense are as follows (in thousands):

	Twenty-six Weeks Ended June 28, 2020	Twenty-six Weeks Ended June 30, 2019
Current
Federal	$(118)	$318
State	22	262
Foreign	233	375
	137	955
Deferred
Federal	(1,312)	(89)
State	(211)	(241)
	(1,523)	(330)
Total income tax (benefit) expense	$(1,386)	$625

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019

Tax benefit at statutory rate	$(1,681)	$(124)
State and local income taxes	(150)	14
Foreign taxes	233	375
Tax credits	(233)	(375)
Dividends on preferred stock	361	643
Other	84	92
Total income tax expense (benefit)	$(1,386)	$625

As of June 28, 2020, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of June 28, 2020.

NOTE 9. LEASES

The Company has recorded seven operating leases for corporate offices and for certain restaurant properties that are in the process of being refranchised. The Company is not a guarantor to the leases for the restaurant locations. The leases have remaining lease terms ranging from nine months to seven years. Three of the leases also have options to extend the term for 5 to 10 years. The Company recognized lease expense of $720,000 and $702,000 for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively. The Company recognized lease expense of $367,000 and $355,000 for the thirteen weeks ended June 28, 2020 and June 30, 2019, respectively. The weighted average remaining lease term of the operating leases (not including optional lease extensions) at June 28, 2020 was 5.6 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases are as follows (in thousands):

	June 28, 2020	December 29, 2019

Right of use assets	$4,947	$4,076
Lease liabilities	$5,137	$4,206

The operating lease right of use assets and operating lease liabilities include obligations relating to the optional term extensions available on the five restaurant leases based on management’s intention to exercise the options. At adoption of ASC 842, the discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 15.9% as this was consistent with the Company’s incremental borrowing rate at the time.

The contractual future maturities of the Company’s operating lease liabilities as of June 28, 2020, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2020	$545
2021	1,141
2022	1,183
2023	1,223
2024	1,028
Thereafter	4,737
Total lease payments	9,857
Less imputed interest	(4,720)
Total	$5,137

Supplemental cash flow information for the twenty-six weeks ended June 28, 2020 related to leases is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$412
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$2,174

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

The term loan under the Loan and Security Agreement was due to mature on June 30, 2020. Interest on the term loan accrued at an annual fixed rate of 20.0% and was payable quarterly. In connection with the Loan and Security Agreement, the Company issued to Lion a warrant to purchase up to 1,167,404 shares of the Company’s common stock at $0.01 per share (the “Lion Warrant”), exercisable only if the amounts outstanding under the Loan and Security Agreement were not repaid in full by June 30, 2020, as extended. If the Loan and Security Agreement was repaid in full prior to June 30, 2020, the Lion Warrant would be terminated in its entirety.

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

The Loan and Security Agreement was subsequently amended several times which allowed the Company to increase its borrowing by $3,500,000 in connection with the acquisition of Elevation Burger; extended the exercise date of the Lion Warrant to June 30, 2020; extended the due date for certain quarterly payments and imposed associated extension and other loan fees.

On March 6, 2020, the Company repaid the Lion Loan and Security Agreement in full by making a total payment of approximately $26,771,000. This consisted of $24,000,000 in principle, approximately $2,120,000 in accrued interest and $651,000 in penalties and fees. As a result of the prepayment, the Lion Warrant was cancelled in its entirety.

The Company recognized interest expense on the Loan and Security Agreement of $1,783,000 for the thirteen and twenty-six weeks ended June 28, 2020, which includes $212,000 for amortization of all unaccreted debt offering costs at the time of the repayment and $650,000 in penalties and fees. The Company recognized interest expense on the Loan and Security Agreement of $1,076,000 and $1,796,000 for the thirteen and twenty-six weeks ended June 30, 2019.

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

As of June 28, 2020, the carrying value of the Elevation Note was $5,778,000 which is net of the loan discount of $1,008,000 and debt offering costs of $61,000. The Company recognized interest expense relating to the Elevation Note during the thirteen weeks ended June 28, 2020 in the amount of $175,000, which included amortization of the loan discount of $70,000 and amortization of $2,000 in debt offering costs. The Company recognized interest expense relating to the Elevation Note during the twenty-six weeks ended June 28, 2020 in the amount of $364,000, which included amortization of the loan discount of $141,000 and amortization of $5,000 in debt offering costs. The Company recognized interest expense of $23,000 on the Elevation Note for the thirteen and twenty-six weeks ended June 30, 2019. The effective interest rate for the Elevation Note during the twenty-six weeks ended June 28, 2020 was 12.7%.

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

While the Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis. It is expected that the Securitization Notes will be repaid prior to the Final Legal Maturity Date, with the anticipated repayment date occurring in January 2023 for the A-2 Notes and October 2023 for the B-2 Notes (the “Anticipated Repayment Dates”). If the Company has not repaid or refinanced the Securitization Notes prior to the applicable Anticipated Repayment Date, additional interest expense will begin to accrue and all additional proceeds will be utilized for additional amortization, as defined in the Indenture.

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

The Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the FAT Brands Franchising Entities. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority, after the payment of the Management Fee and certain other FAT Royalty expenses (as defined in the Indenture), and amounts are segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly debt service is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries. As of June 28, 2020, the Company was in compliance with these covenants.

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

As of June 28, 2020, the recorded balance of the Securitization Notes was $37,420,000, which is net of debt offering costs of $2,347,000 and original issue discount of $233,000. The Company recognized interest expense on the Securitization Notes of $886,000 for the thirteen weeks ended June 28, 2020, which includes $103,000 for amortization of debt offering costs and $7,000 for amortization of the original issue discount. The Company recognized interest expense on the Securitization Notes of $1,173,000 for the twenty-six weeks ended June 28, 2020, which includes $136,000 for amortization of debt offering costs and $12,000 for amortization of the original issue discount. The effective interest rate of the Securitization Notes was 9.4% for the twenty-six weeks ended June 28, 2020.

Paycheck Protection Program Loans

During the thirteen weeks ended July 28, 2020, the Company received loan proceeds in the amount of approximately $1,532,000 under the Paycheck Protection Program (the “PPP Loans”). The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The PPP Loans relate to FAT Brands Inc. as well as five restaurant locations that are part of the Company’s refranchising program. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, there can be no assurance that the Company will be eligible for forgiveness of the loan, in whole or in part. Any unforgiven portion of the PPP Loans is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

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

As of June 28, 2020, there were 57,140 shares of Series B Preferred Stock outstanding.

The Company classified the Series B Preferred Stock as long-term debt because it contains an unconditional obligation requiring the Company to redeem the instruments at the maturity date (October 3, 2024) or upon the election of the holders as described above in cash. The associated Series B Warrants have been recorded as additional paid-in capital. On the issuance date, the Company allocated the proceeds between the Series B Preferred Stock and the Series B Warrants based on the relative fair values of each.

As of June 28, 2020, the net Series B Preferred Stock balance was $1,108,000 including an unaccreted debt discount of $14,000 and unamortized debt offering costs of $306,000. The Company recognized interest expense on the Series B Preferred Stock of $48,000 for the thirteen weeks ended June 28, 2020, which includes amortization of debt offering costs of $18,000. The Company recognized interest expense on the Series B Preferred Stock of $96,000 for the twenty-six weeks ended June 28, 2020, which includes accretion expense of the debt discount of $1,000 and amortization of debt offering costs of $36,000. The year-to-date effective interest rate for the Series B Preferred Stock for 2020 was 17.8%.

On July 13, 2020, the Company entered into an agreement to exchange the 34,284 outstanding Series B Warrants for 285,700 new warrants (the “Series B Offering Warrants”), pursuant to Warrant Exchange Agreements with the holders of the Series B Warrants in consideration of their consent to amend and restate the terms of the Series B Cumulative Preferred Stock .On July 15, 2020, the Company filed an Amended and Restated Certificate of Designation of Rights and Preferences of Series B Cumulative Preferred Stock with the Secretary of State of Delaware (See Note 20).

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

As of June 28, 2020, there were 100,000 shares of Series A Preferred stock outstanding, issued in the following two transactions:

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

The Company classifies the Series A Preferred Stock as long-term debt because it contains an obligation to issue a variable number of common shares for a fixed monetary amount. As of June 28, 2020, the net Series A Preferred Stock balance was $9,925,000 which is net of an unaccreted debt discount of $65,000 and unamortized debt offering costs of $11,000.

The Company recognized interest expense on the Series A Preferred Stock of $708,000 for the twenty-six weeks ended June 28, 2020, which includes accretion expense of $11,000 as well as $2,000 for the amortization of debt offering costs. For the thirteen weeks ended June 28, 2020, the Company recognized interest expense of $354,000, which includes accretion expense of $5,000 as well as $1,000 for the amortization of the debt offering costs. The Company recognized interest expense on the Series A Preferred Stock of $708,000 for the twenty-six weeks ended June 30, 2019, which includes accretion expense of $11,000 as well as $2,000 for the amortization of debt offering costs. For the thirteen weeks ended June 30, 2019, the Company recognized interest expense of $354,000, which includes accretion expense of $5,500 as well as $1,000 for the amortization of the debt offering costs. The year-to-date effective interest rate for the Series A Preferred Stock for 2020 was 14.3%.

Derivative Liability Relating to the Conversion Feature of the Series A Preferred Stock

As stated above, holders of Series A Preferred Stock have the option to cause the Company to redeem all or any portion of their shares of Series A Preferred Stock beginning any time after the two-year anniversary of the initial issuance date for an amount equal to $100.00 per share plus any accrued and unpaid dividends, which amount may be settled in cash or common stock of the Company, at the option of the holder (the “Conversion Option”). If a holder elects to receive common stock, the shares will be issued based on the 20-day volume weighted average price of the common stock immediately preceding the date of the holder’s redemption notice.

On June 8, 2020, the Conversion Option became exercisable. As of that date, the Company calculated the estimated fair value of the Conversion Option to be $2,406,000 and recorded a derivative liability in that amount, together with an offsetting reduction in Additional Paid-In Capital. As of June 28, 2020, the Company calculated the estimated fair value of the Conversion Option to be $1,142,000 and adjusted the carrying value of the derivative liability accordingly and recognized $1,264,000 as a change in the fair market value of the derivative liability.

On July 13, 2020, the Company entered into agreements with each of the holders of the Series A Preferred Stock regarding the redemption of their shares. Holders of 85,000 of the outstanding shares agreed to a full redemption in cash payments. Fog Cutter Capital Group Inc., the holder of the remaining 15,000 outstanding shares, agreed to redeem its Series A Preferred Stock in exchange for newly issued Series B Preferred Stock of the Company. As a result of these agreements, the Conversion Option was terminated as of July 13, 2020 (See Note 20).

Series A-1 Fixed Rate Cumulative Preferred Stock

On July 3, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Certificate of Designation”), designating a total of 200,000 shares of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”). As of June 28, 2020, there were 45,000 shares of Series A-1 Preferred Stock issued and outstanding. The Series A-1 Certificate of Designation contains the following terms pertaining to the Series A-1 Preferred Stock:

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

As of June 28, 2020, there were 45,000 shares of Series A-1 Preferred Stock outstanding.

The Company classifies the Series A-1 Preferred Stock as long-term debt because it contains an obligation to issue a variable number of common shares for a fixed monetary amount.

As of June 28, 2020, the net Series A-1 Preferred Stock balance was $4,421,000 which is net of an unaccreted debt discount of $58,000 and unamortized debt offering costs of $21,000.

The Company recognized interest expense on the Series A-1 Preferred Stock of $123,000 for the twenty-six weeks ended June 28, 2020, which was net of an adjustment to the debt discount in the amount of $15,000, as well as $3,000 for the amortization of debt offering costs. The Company recognized interest expense on the Series A-1 Preferred Stock of $74,000 for the thirteen weeks ended June 28, 2020, which included recognized accretion expense of $4,000, as well as $1,000 for the amortization of debt offering costs. The Company recognized interest expense on the Series A-1 Preferred Stock of $154,000 for the twenty-six weeks ended June 30, 2019, which included recognized accretion expense of $16,000, as well as $3,000 for the amortization of debt offering costs. The Company recognized interest expense on the Series A-1 Preferred Stock of $77,000 for the thirteen weeks ended June 30, 2019, which included recognized accretion expense of $8,000, as well as $1,700 for the amortization of debt offering costs. The year-to-date effective interest rate for the Series A-1 Preferred Stock for 2020 was 5.6%.

On July 13, 2020, the Company entered into an agreement to exchange all outstanding shares of Series A-1 Preferred Stock, plus accrued dividends thereon, for shares of newly issued Series B Preferred Stock valued at $25.00 per share pursuant to a Settlement, Redemption and Release Agreement with the holders of such shares (See Note 20).

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

Note 12. Related Party Transactions

Due from Affiliates

On April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement with FCCG (“Intercompany Agreement”). The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11,906,000. Subsequent to the issuance of the Original Note, the Company and certain of its direct or indirect subsidiaries made additional intercompany advances. Pursuant to the Intercompany Agreement, the revolving credit facility bears interest at a rate of 10% per annum, has a five-year term with no prepayment penalties, and has a maximum capacity of $35,000,000. All additional borrowings under the Intercompany Agreement are subject to the approval of the Board of Directors, in advance, on a quarterly basis and may be subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21,067,000 including the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income, and other adjustments through December 29, 2019. As of June 28, 2020, the balance receivable under the Intercompany Agreement was $29,529,000.

During the twenty-six weeks ended June 28, 2020, the Company recorded a receivable from FCCG in the amount of $154,000 under the Tax Sharing Agreement, which was added to the intercompany receivable. During the twenty-six weeks ended June 30, 2019, the Company recorded a receivable from FCCG in the amount of $46,000 under the Tax Sharing Agreement (See Note 8).

Effective July 5, 2018, the Company made a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4.0 million (the “Preferred Interest”). FCCG owns all of the common interests in HSD. The holder of the Preferred Interest is entitled to a 15% priority return on the outstanding balance of the investment (the “Preferred Return”). Any available cash flows from HSD on a quarterly basis are to be distributed to pay the accrued Preferred Return and repay the Preferred Interest until fully retired. On or before the five-year anniversary of the investment, the Preferred Interest is to be fully repaid, together with all previously accrued but unpaid Preferred Return. FCCG has unconditionally guaranteed repayment of the Preferred Interest in the event HSD fails to do so. As of June 28, 2020, the balance receivable, including accrued and unpaid interest income, under the Preferred Interest was $5,200,000.

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

As of June 28, 2020, the following reportable related persons participated in the initial closing of the Company’s Preferred Offering:

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

Note 13. SHAREHOLDERS’ EQUITY

As of June 28, 2020, and December 29, 2019, the total number of authorized shares of common stock was 25,000,000, and there were 11,894,895 and 11,860,299 shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the twenty-six weeks ended June 28, 2020:

●	On February 11, 2020, the non-employee members of the board of directors elected to receive their compensation in shares of the Company’s common stock in lieu of cash. As such, the Company issued a total of 16,360 shares of common stock at a value of $4.585 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On May 12, 2020, the non-employee members of the board of directors elected to receive their compensation in shares of the Company’s common stock in lieu of cash. As such, the Company issued a total of 18,236 shares of common stock at a value of $3.29 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for fiscal year ended June 28, 2020 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 29, 2019	722,481	$8.45	8.0
Grants	-	-	-
Forfeited	(127,648)	7.60	8.3
Expired	-	-	-
Stock options outstanding at June 28, 2020	594,833	$8.64	7.9
Stock options exercisable at June 28, 2020	296,145	$9.85	7.7

The assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	4.00% - 10.43%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	1.52% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $15,000 and $16,000 during the thirteen and twenty-six weeks ended June 28, 2020, respectively. The Company recognized share-based compensation expense in the amount of $78,000 and $159,000 during the thirteen and twenty-six weeks ended June 30, 2019, respectively. As of June 28, 2020, there remains $59,000 of share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 15. WARRANTS

As of June 28, 2020, the Company had issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 81,700 shares of the Company’s stock granted to the selling agent in the Company’s initial public offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $14.69 per share, and the Common Stock Warrants were valued at $124,000 at the date of grant. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 102,125 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 11). The Subscription Warrants were valued at $87,000 at the date of grant. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,530 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Note 11). The Exchange Warrants were valued at $25,000 at the date of grant. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 57,439 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane. The Hurricane Warrants were valued at $58,000 at the date of grant. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 509,604 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the $16 million credit facility with FB Lending, LLC. The Lender Warrant was valued at $592,000 at the date of grant. The Lender Warrant may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date (See Note 20).

●	Warrants issued on July 3, 2018 to purchase 66,691 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 10). The Placement Agent Warrants were valued at $78,000 at the date of grant. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 19, 2019, in connection with the acquisition of Elevation Burger (See Note 3), to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), exercisable for a period of five years, but only in the event of a merger of the Company and FCCG, commencing on the second business day following the potential merger and ending on the five year anniversary thereafter, at which time the Elevation Warrant shall terminate The Elevation Warrants were not valued at the date of grant due to the contingency relating to their exercise.

●	Warrants issued between October 3, 2019 and December 29, 2019, in connection with the sale of Series B Units (See Note 11), to purchase 34,284 shares of the Company’s common stock at an exercise price of $8.50 per share (the “Series B Warrants”), exercisable for a period of five years from October 3, 2019. The outstanding Series B Warrants were valued at $21,000 at the date of grant (See Note 20).

The Company’s warrant activity for the thirteen weeks ended June 28, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 29, 2019	2,091,652	$3.57	4.0
Grants	-	-	-
Exercised	-	-	-
Forfeited	(1,167,404)	0.01	4.8
Expired	-	-	-
Warrants outstanding at June 28, 2020	924,248	$8.08	3.1
Warrants exercisable at June 28, 2020	877,373	$8.08	3.0

The range of assumptions used to establish the value of the warrants using the Black-Scholes valuation model are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	3.80 - 5.00

Note 16. DIVIDENDS ON COMMON STOCK

Our Board of Directors did not declare a dividend during the twenty-six weeks ended June 28, 2020.

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

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, the “Original Defendants”) were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the “Rojany Case”), in the Superior Court of the State of California, County of Los Angeles. On July 31, 2018, the Rojany Case was designated as complex, pursuant to Rule 3.400 of the California Rules of Court and assigned the matter to the Complex Litigation Program. On August 2, 2018, the Original Defendants were named defendants in a second putative class action lawsuit, Alden v. FAT Brands, Case No. BC716017 (the “Alden Case”), filed in the same court. On September 17, 2018, the Rojany and Alden Cases were consolidated under the Rojany Case number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin (“Plaintiffs”) filed a First Amended Consolidated Complaint against FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. On November 13, 2018, Defendants filed a Demurrer to First Amended Consolidated Complaint. On January 25, 2019, the Court sustained Defendants’ Demurrer to First Amended Consolidated Complaint with Leave to Amend in Part. Plaintiffs filed a Second Amended Consolidated Complaint on February 25, 2019. On March 27, 2019, Defendants filed a Demurrer to the Second Amended Consolidated Complaint. On July 31, 2019, the Court sustained Defendants’ Demurrer to the Second Amended Complaint in Part, narrowing the scope of the case. Defendants filed their Answer to the Second Amended Consolidated Complaint on November 12, 2019. On January 29, 2020, Plaintiffs filed a Motion for Class Certification. Plaintiffs’ Motion for Class Certification is fully briefed, and the hearing on Plaintiffs’ Motion for Class Certification is set for September 10, 2020. Defendants dispute Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Original Defendants. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case. Defendants filed a Motion to Dismiss First Amended Class Action Complaint, or, in the Alternative, to Stay the Action In Favor of a Prior Pending Action. On June 14, 2019, the Court denied Defendants’ motion to stay but granted Defendants’ motion to dismiss the First Amended Class Action Complaint, with Leave to Amend. Lead Plaintiffs filed a Second Amended Class Action Complaint on August 5, 2019. On September 9, 2019, Defendants’ filed a Motion to Dismiss the Second Amended Class Action Complaint. On December 17, 2019, the Court granted Defendants’ Motion to Dismiss the Second Amended Class Action Complaint in Part, Without Leave to Amend. The allegations remaining in Vignola are substantively identical to those remaining in the Rojany Case. Defendants filed their Answer to the Second Amended Class Action Complaint on January 14, 2020. On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification. By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. By order entered April 1, 2020, the Court set various deadlines for the case, including a fact discovery cut-off of December 29, 2020, expert discovery cut-off of February 23, 2021 and trial date of March 30, 2021. On July 16, 2020, the parties reached an agreement in principle to settle this case, pursuant to which lead plaintiffs will dismiss their claims against defendants with prejudice in exchange for a payment by or on behalf of defendants of $75,000. The parties are in the process of documenting this settlement.

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

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs.

Note 18. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
United States	$2,564	$5,059	$6,273	$9,070
Other countries	543	836	1,257	1,698
Total revenues	$3,107	$5,895	$7,530	$10,768

Revenues are shown based on the geographic location of our franchisees’ restaurants. All our assets are located in the United States.

During the twenty-six weeks ended June 28, 2020 and June 30, 2019, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 19. OPERATING SEGMENTS

With minor exceptions, the Company’s operations are comprised exclusively of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. While there are variations in the brands, the nature of the Company’s business is fairly consistent across its portfolio. Consequently, management assesses the progress of the Company’s operations as a whole, rather than by brand or location, which become more significant as the number of brands has increased.

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

NOTE 20. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from June 28, 2020 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events other than those described below:

Underwritten Public Offering

On July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell in a public offering (the “Offering”) 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants (the “2020 Series B Warrants”) to purchase common stock at $5.00 per share. The Company also granted the underwriters an option to purchase, for a period of 45 calendar days, up to an additional 54,000 shares Series B Preferred Stock and 270,000 of the 2020 Series B Warrants. In the Underwriting Agreement, the Company agreed to pay the underwriters an underwriting discount of 8.0% of the gross proceeds received by the Company in the Offering and issue five-year warrants exercisable for 1% of the securities sold in the Offering.

In connection with the Offering, on July 15, 2020 the Company filed with the Secretary of State of Delaware an Amended and Restated Certificate of Designation of Rights and Preferences of Series B Cumulative Preferred Stock, designating a total of 850,000 shares of Series B Preferred Stock (the “Certificate of Designation”), and on July 16, 2020 entered into a Warrant Agency Agreement with VStock Transfer, LLC, to act as the Warrant Agent for the Warrants (the “Warrant Agency Agreement”). The Warrant Agency Agreement sets forth the terms of the Warrants and includes the form of Warrant Certificate issued to investors in the Offering. The Warrants are exercisable beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company (or any of its subsidiaries) and its parent company, Fog Cutter Capital Group Inc., and will expire on July 16, 2025.

The Offering closed on July 16, 2020 with net proceeds to the Company of $8,211,000, which was net of $790,000 in underwriting and offering costs.

Exchange Transactions

On July 13, 2020, the Company entered into the following additional transactions:

1.	The Company entered into an agreement to redeem 80,000 outstanding shares of the Series A Preferred Stock, plus accrued dividends thereon, held by Trojan Investments, LLC pursuant to a Stock Redemption Agreement that provides for the redemption at face value of a portion of such shares for cash from the proceeds of the Offering and the balance to be redeemed in $2 million tranches every six months, with the final payment due by December 31, 2021.

2.	The Company entered into an agreement to redeem 5,000 outstanding shares of Series A Preferred Stock, plus accrued dividends thereon, held by Ridgewood Select Value Fund LP and its affiliate at face value for cash from the proceeds of the Offering.

3.	The Company entered into an agreement to exchange 15,000 outstanding shares of Series A Preferred Stock, plus accrued dividends thereon, held by Fog Cutter Capital Group, Inc. at face value for shares of Series B Preferred Stock valued at $25.00 per share.

4.	The Company entered into an agreement to exchange all outstanding shares of Series A-1 Fixed Rate Cumulative Preferred Stock, plus accrued dividends thereon, for shares of Series B Preferred Stock valued at $25.00 per share pursuant to a Settlement, Redemption and Release Agreement with the holders of such shares; and

5.	The Company entered into an agreement to exchange 34,284 outstanding Series B Warrants issued in October 2019 for 285,700 Warrants (the same class issued in the offering), pursuant to Warrant Exchange Agreements with the holders of the warrants in consideration of their consent to amend and restate the terms of the Series B Cumulative Preferred Stock.

The transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.

Warrant Purchase

On July 30, 2020, the Company entered into a warrant purchase agreement (the “Lender Warrant Purchase Agreement”) to purchase the Lender Warrant for $249,500. Issued by the Company on July 3, 2018, the Lender Warrant grants the right to purchase 509,604 shares of the Company’s common stock at an exercise price of $7.20 per share. The Lender Warrant may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date (See Note 15).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen and twenty-six weeks ended June 28, 2020 and June 30, 2019, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 28, 2020 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

As of June 28, 2020, the Company recorded goodwill impairment charges of $1,462,000 and tradename impairment charges of $1,712,000 relating to the Ponderosa and Bonanza brands. As additional information becomes available regarding the potential impact and the duration of the negative financial effects of the current pandemic, the Company may determine that additional impairment adjustments to the recorded value of trademarks, goodwill and other intangible assets may be necessary.

Executive Overview

Business overview

FAT Brands Inc., formed in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), is a leading multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. On October 20, 2017, we completed an initial public offering and issued additional shares of common stock representing 20 percent of our ownership (the “Offering”). As of June 28, 2020, FCCG continues to control a significant voting majority of the Company.

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

As of June 28, 2020, the Company owns eight restaurant brands: Fatburger, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, Elevation Burger and Yalla Mediterranean that franchise over 375 locations worldwide.

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

Results of Operations of FAT Brands Inc.

The following table summarizes key components of our combined results of operations for the thirteen weeks and twenty-six weeks ended June 28, 2020 and June 30, 2019. Except for the short period subsequent to its acquisition, the results of Elevation Burger were not included in the operations for the periods ended June 30, 2019 because that subsidiary was acquired by the Company on June 19, 2019.

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Statement of operations data:

Revenues
Royalties	$2,213	$3,663	$5,522	$7,127
Franchise fees	273	994	449	1,306
Store opening fees	-	184	-	289
Advertising fees	613	1,031	1,544	2,008
Management fees and other income	8	23	15	38
Total revenues	3,107	5,895	7,530	10,768

Costs and expenses
General and administrative expenses	4,104	3,106	7,636	5,820
Advertising expenses	613	1,031	1,544	2,008
Impairment of assets	3,174	-	3,174	-
Refranchising restaurant losses (gains)	1,006	(467)	1,544	51
Costs and expenses	8,897	3,670	13,898	7,879

(Loss) income from operations	(5,790)	2,225	(6,368)	2,889

Other income (expense), net	450	(1,389)	(1,639)	(3,482)

(Loss) income before income tax expense	(5,340)	836	(8,007)	(593)

Income tax (benefit) expense	(1,089)	1,344	(1,386)	625

Net loss	$(4,251)	$(508)	$(6,621)	$(1,218)

For the twenty-six weeks ended June 28, 2020 and June 30, 2019:

Net Loss - Net loss for the twenty-six weeks ended June 28, 2020 totaled $6,621,000 consisting of revenues of $7,530,000 less costs and expenses of $13,898,000, other expense of $1,639,000 and income tax benefit of $1,386,000. Net loss for the twenty-six weeks ended June 30, 2019 totaled $1,218,000 consisting of revenues of $10,768,000 less costs and expenses of $8,849,000, other expense of $2,512,000 and income tax expense of $625,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and other revenues. We had revenues of $7,530,000 for the twenty-six weeks ended June 28, 2020 compared to $10,768,000 for the twenty-six weeks ended June 30, 2019. The decrease of $3,238,000 reflects the negative effects of the COVID-19 pandemic on royalties from restaurant sales and the adoption of a preferred application of ASC 606 related to the recognition of franchise and store opening fees (See Note 2 in the accompanying financial statements).

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense impairment charges and refranchising restaurant losses. Our costs and expenses increased from $7,879,000 in the first half of 2019 to $13,898,000 in the first half of 2020.

For the twenty-six weeks ended June 28, 2020, our general and administrative expenses totaled $7,636,000. For the twenty-six weeks ended June 30, 2019, our general and administrative expenses totaled $5,820,000. The increase in the amount of $1,875,000 was primarily the result of an increase in provisions for bad debts in the amount of $1,160,000 related to the effects of the COVID-19 pandemic; an increase in depreciation and amortization of $222,000; an increase in professional fees of $202,000 and an increase in public company related expenses of $180,000.

Advertising expenses totaled $1,544,000 during the first half of 2020 with $2,008,000 during the comparable prior year period, representing a decrease in advertising expense of $464,000. These expenses vary in relation to the advertising revenue recognized.

In response to the adverse effects of COVID-19, we considered whether goodwill and other intangible assets needed to be evaluated for impairment as of June 28, 2020. As a result of this analysis, as of June 28, 2020, the Company recorded goodwill impairment charges of $1,462,000 and tradename impairment charges of $1,712,000 relating to the Ponderosa and Bonanza brands. There were no impairment charges in the comparable period of 2019.

During the twenty-six weeks ended June 28, 2020, our refranchising efforts resulted in a net loss in the amount of $1,544,000 compared to $51,000 for the twenty-six weeks ended June 30, 2019. The 2019 period included a gain on the sale and refranchising of two locations in the amount of $970,000 while gains on sales during 2020 were $165,000.

Other Expense – Other net expense for the twenty-six weeks ended June 28, 2020 totaled $1,639,000 and consisted primarily of net interest expense of $2,839,000, which was partially offset by income in the amount of $1,264,000 from the change in fair value of the derivative liability relating to the conversion feature of the Series A Preferred Stock. Other net expense for the twenty-six weeks ended June 30, 2019 totaled $3,482,000 and consisted primarily of net interest expense of $3,382,000.

Income Tax (Benefit) Expense – We recorded an income tax benefit of $1,386,000 for the twenty-six weeks ended June 28, 2020 compared to income tax expense of $625,000 for the twenty-six weeks ended June 30, 2019. These tax results were based on a net loss before taxes of $6,621,000 for 2020 compared to net loss before taxes of $593,000 for 2019. Non-deductible expenses, such as dividends paid on preferred stock, contributed to the higher effective tax rates.

For the thirteen weeks ended June 28, 2020 and June 30, 2019:

Net Loss - Net loss for the thirteen weeks ended June 28, 2020 totaled $4,251,000 consisting of revenues of $3,107,000 less costs and expenses of $8,897,000, other income of $450,000 and income tax benefit of $1,089,000. Net loss for the thirteen weeks ended June 30, 2019 totaled $508,000 consisting of revenues of $5,895,000 less costs and expenses of $3,670,000, other expense of $1,389,000 and income tax expense of $1,344,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and other revenue. We had revenues of $3,107,000 for the thirteen weeks ended June 28, 2020 compared to $5,895,000 for the thirteen weeks ended June 30, 2019. The decrease of $2,788,000 reflects the negative effects of the COVID-19 pandemic on royalties from restaurant sales and the adoption of a preferred application of ASC 606 related to the recognition of store opening fees (See Note 2 in the accompanying financial statements). The majority of the decrease in recognized franchise fees was primarily the result of franchisee forfeitures of non-refundable deposits during the 2019 period.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense and refranchising restaurant gains or losses. Our costs and expenses increased from $3,670,000 in the second quarter of 2019 to $8,897,000 in the second quarter of 2020.

For the thirteen weeks ended June 28, 2020, our general and administrative expenses totaled $4,104,000. For the thirteen weeks ended June 30, 2019, our general and administrative expenses totaled $3,106,000. The increase in the amount of $998,000 was primarily the result of an increase in provisions for bad debts in the amount of $907,000 related to the effects of COVID-19; an increase in depreciation and amortization of $122,000; an increase in professional fees of $144,000 and an increase in public company related expenses of $88,000. These increases were partially offset by a decrease in travel related expenses of $151,000

Advertising expenses totaled $613,000 during the second quarter of 2020, compared with $1,031,000 during the prior year period, representing a decrease in advertising expense of $418,000. These expenses vary in relation to the advertising revenue recognized.

In response to the adverse effects of COVID-19, we considered whether goodwill and other intangible assets needed to be evaluated for impairment as of June 28, 2020. As a result of this analysis, as of June 28, 2020, the Company recorded goodwill impairment charges of $1,462,000 and tradename impairment charges of $1,712,000 relating to the Ponderosa and Bonanza brands. There were no impairment charges in the comparable period of 2019.

During the second quarter of 2020, our refranchising efforts resulted in a net loss in the amount of $1,005,000 compared to a gain of $467,000 for the thirteen weeks ended June 30, 2019. The 2019 period included a gain on the sale and refranchising of two locations in the amount of $970,000 while gains on sales during 2020 period were $165,000.

Other Income (Expense) – Other income for the thirteen weeks ended June 28, 2020 totaled $450,000 and consisted primarily of income of $1,264,000 from the change in fair value of the derivative liability relating to the conversion feature of the Series A Preferred Stock, which was partially offset by net interest expense of $765,000. Other net expense for the thirteen weeks ended June 30, 2019 totaled $1,389,000 and consisted primarily of net interest expense of $1,265,000.

Income Tax (Benefit) Expense – We recorded an income tax benefit for the thirteen weeks ended July 28, 2020 of $1,089,000 and a provision for income taxes of $1,344,000 for the thirteen weeks ended June 30, 2019. These tax results were based on a net loss before taxes of $5,340,000 for 2020 compared to net income before taxes of $836,000 for 2019. Non-deductible expenses, such as dividends paid on preferred stock, contributed to the higher effective tax rates.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the thirteen weeks ended June 28, 2020 consisted of cash provided by borrowings.

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

As of June 28, 2020, we had cash and restricted cash of $3,488,000. On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant an indenture and the supplement thereto (collectively, the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000 (See “Liquidity” in Note 1. Organization and Relationship in the accompanying consolidated financial statements). A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement and to pay the debt offering costs related to the Securitization. The remaining proceeds from the Securitization will be used for working capital.

During the thirteen weeks ended June 28, 2020, as a result of COVID-19, the Company received proceeds from the Paycheck Protection Program administered by the Small Business Administration. These loan proceeds totaled $1,532,000 million and relate to FAT Brands Inc. as well as five restaurant locations that are part of the Company’s refranchising program.

While we expect the COVID-19 pandemic to negatively impact our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. However, we believe that the working capital from the Securitization, Series B Preferred Stock Offering, and PPP proceeds, combined with royalties and franchise fees collected from the limited operations of our franchisees, and disciplined management of our operating expenses will be sufficient to meet our current liquidity needs.

Comparison of Cash Flows

Our cash and restricted cash balance was $3,488,000 as of June 28, 2020, compared to $25,000 as of December 29, 2019.

The following table summarize key components of our consolidated cash flows for the twenty-six weeks ended June 28, 2020 and June 30, 2019:

(In thousands)

For the Fiscal Years Ended

	June 28, 2020	June 30, 2019

Net cash used in operating activities	$(3,994)	$(984)
Net cash used in investing activities	(6,326)	(5,587)
Net cash provided by financing activities	13,783	6,458
Increase (decrease) in cash flows	$3,463	$(113)

Operating Activities

Net cash used in operating activities was $3,994,000 during the twenty-six weeks ended June 28, 2020 compared to $984,000 for the same period of 2019. Our net loss in 2020 was $6,621,000 compared to a net loss in 2019 of $1,218,000. The adjustments to reconcile these net losses to net cash used in operating activities were $2,627,000 in 2020 compared to $234,000 in 2019. The primary components of the adjustments included:

●	A $386,000 positive adjustment to cash due to an increase in accounts payable and accrued expenses of $659,000 compared to an increase of $2,337,000 in 2019;
●	A positive adjustment to cash due to reserves for bad debts totaling $1,069,000 in 2020 compared to a negative cash adjustment in 2019 of $91,000 for recoveries of bad debt reserves;
●	A positive adjustment to cash of $3,174,000 due to impairment charges recorded during the twenty-six weeks ended June 28, 2020. There were no impairments recorded during the 2019 period;
●	A positive adjustment to cash due to accretion expense related to each of the following: (i) the term loan, (ii) the preferred shares, and (iii) the acquisition purchase price payables totaling $705,000 compared to $1,388,000 in 2019;
●	A positive adjustment to cash due to an increase in dividends payable on preferred stock of $889,000 compared to $577,000 in 2019;
●	A positive adjustment to cash due to an increase in deferred income of $33,000 compared to a decrease of $1,335,000 in 2019;
●	A negative adjustment to cash due to an increase in accrued interest income due from an affiliate in the amount of $1,554,000 in 2020 compared to $623,000 in the 2019 period;
●	A negative adjustment to cash due to a change in the fair value of the derivative liability resulting from the conversion feature of preferred stock in the amount of $1,261,000. There was no comparable value in 2019; and
●	A negative adjustment to cash due to a decrease in accrued interest payable of $462,000 compared to a decrease of $1,185,000 in 2019.

Investing Activities

Net cash used in investing activities totaled $6,326,000 during the twenty-six weeks ended June 28, 2020 compared to a cash used of $5,587,000 during the same period of 2019. During 2020, we made advances to affiliates in the amount of $7,040,000 compared to advances of $4,091,000 during 2019. The Company invested cash of $2,332,000 in 2019 for the acquisition of Elevation Burger.

Financing Activities

Net cash from financing activities totaled $13,783,000 during the twenty-six weeks ended June 28, 2020 compared to $6,458,000 during the same period of 2019. Proceeds from borrowings were $15,750,000 higher in 2020 than in 2019. Our repayments of borrowings were $7,807,000 higher in 2020 than in 2019.

Dividends

Our Board of Directors did not declare any dividends during the twenty-six weeks ended June 28, 2020.

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

Capital Expenditures

As of June 28, 2020, we do not have any material commitments for capital expenditures.

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

Store opening fees – Prior to September 29, 2019, we recognized store opening fees in the amount of $35,000 to $60,000 per store from the up-front fees collected from franchisees upon store opening. The amount of the fee was dependent on brand and location (domestic versus international stores). The remaining balance of the up-front fees were then amortized as franchise fees over the life of the franchise agreement. If the fees collected were less than the respective store opening fee amounts, the full up-front fees were recognized at store opening. The store opening fees were based on our out-of-pocket costs for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized were higher due to the additional cost of travel.

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

Fair Value Measurements - The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in U.S. GAAP. As necessary, the Company measures its financial assets and liabilities using inputs from the following three levels of the fair value hierarchy:

●	Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.
●	Level 3 inputs are unobservable and reflect the Company’s own assumptions.

Other than the derivative liability, the Company does not have a material amount of financial assets or liabilities that are required to be measured at fair value on a recurring basis under U.S. GAAP (See Note 11). None of the Company’s non-financial assets or non-financial liabilities are required to be measured at fair value on a recurring basis. Assets recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill and other intangible assets, which are measured at fair value if determined to be impaired.

The Company has not elected to use fair value measurement for any assets or liabilities for which fair value measurement is not presently required. However, the Company believes the fair values of cash equivalents, restricted cash, accounts receivable, assets held for sale and accounts payable approximate their carrying amounts due to their short duration.

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. The Company recorded impairment charges in the amount of $3,174,000 relating to goodwill and other intangible assets as of June 28, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 28, 2020, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. We considered these limitations during the development of its disclosure controls and procedures and will continually re-evaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended June 28, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, the “Original Defendants”) were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the “Rojany Case”), in the Superior Court of the State of California, County of Los Angeles. On July 31, 2018, the Rojany Case was designated as complex, pursuant to Rule 3.400 of the California Rules of Court and assigned the matter to the Complex Litigation Program. On August 2, 2018, the Original Defendants were named defendants in a second putative class action lawsuit, Alden v. FAT Brands, Case No. BC716017 (the “Alden Case”), filed in the same court. On September 17, 2018, the Rojany and Alden Cases were consolidated under the Rojany Case number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin (“Plaintiffs”) filed a First Amended Consolidated Complaint against FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. On November 13, 2018, Defendants filed a Demurrer to First Amended Consolidated Complaint. On January 25, 2019, the Court sustained Defendants’ Demurrer to First Amended Consolidated Complaint with Leave to Amend in Part. Plaintiffs filed a Second Amended Consolidated Complaint on February 25, 2019. On March 27, 2019, Defendants filed a Demurrer to the Second Amended Consolidated Complaint. On July 31, 2019, the Court sustained Defendants’ Demurrer to the Second Amended Complaint in Part, narrowing the scope of the case. Defendants filed their Answer to the Second Amended Consolidated Complaint on November 12, 2019. On January 29, 2020, Plaintiffs filed a Motion for Class Certification. Plaintiffs’ Motion for Class Certification is fully briefed, and the hearing on Plaintiffs’ Motion for Class Certification is set for September 10, 2020. Defendants dispute Plaintiffs’ allegations and will continue to vigorously defend themselves in this litigation.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Original Defendants. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case. Defendants filed a Motion to Dismiss First Amended Class Action Complaint, or, in the Alternative, to Stay the Action In Favor of a Prior Pending Action. On June 14, 2019, the Court denied Defendants’ motion to stay but granted Defendants’ motion to dismiss the First Amended Class Action Complaint, with Leave to Amend. Lead Plaintiffs filed a Second Amended Class Action Complaint on August 5, 2019. On September 9, 2019, Defendants’ filed a Motion to Dismiss the Second Amended Class Action Complaint. On December 17, 2019, the Court granted Defendants’ Motion to Dismiss the Second Amended Class Action Complaint in Part, Without Leave to Amend. The allegations remaining in Vignola are substantively identical to those remaining in the Rojany Case. Defendants filed their Answer to the Second Amended Class Action Complaint on January 14, 2020. On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification. By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. By order entered April 1, 2020, the Court set various deadlines for the case, including a fact discovery cut-off of December 29, 2020, expert discovery cut-off of February 23, 2021 and trial date of March 30, 2021. On July 16, 2020, the parties reached an agreement in principle to settle this case, pursuant to which lead plaintiffs will dismiss their claims against defendants with prejudice in exchange for a payment by or on behalf of defendants of $75,000. The parties are in the process of documenting this settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On May 12, 2020, the Company issued a total of 18,236 shares of common stock at a value of $3.29 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

10.1	Intercompany Revolving Credit Agreement, dated April 24, 2020, by and between FAT Brands Inc. and Fog Cutter Capital Group, Inc.	10-K	10.11	04/28/2020
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X (Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

August 6, 2020	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2020	By	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer
(Principal Financial and Accounting Officer)

