Form 10-Q
period 2020-09-27
Fat Brands, Inc
filed 2020-11-12
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

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

As of November 12, 2020, there were 11,926,264 shares of common stock outstanding.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

September 27, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 27, 2020	December 29, 2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$12,110	$25
Restricted cash	1,758	-
Accounts receivable, net of allowance for doubtful accounts of $670 and $595, as of September 27, 2020 and December 29, 2019, respectively	4,453	4,144
Trade and other notes receivable, net of allowance for doubtful accounts of $0 and $37 as of September 27, 2020 and December 29, 2019, respectively	206	262
Assets classified as held for sale	11,048	5,128
Other current assets	1,611	929
Total current assets	31,186	10,488

Noncurrent restricted cash	400	-
Notes receivable – noncurrent, net of allowance for doubtful accounts of $0 and $112, as of September 27, 2020 and December 29, 2019, respectively	1,604	1,802
Due from affiliates	38,732	25,967
Deferred income tax asset, net	-	2,032
Operating lease right of use assets	4,708	860
Goodwill	19,141	10,912
Other intangible assets, net	52,959	29,734
Other assets	863	755
Total assets	$149,593	$82,550

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	$8,159	$7,183
Accrued expenses	8,373	6,013
Deferred income, current portion	1,812	895
Accrued advertising	271	762
Accrued interest payable	864	1,268
Dividend payable on preferred shares (includes amounts due to related parties of $8 and $149 as of September 27, 2020 and December 29, 2019, respectively)	272	1,422
Liabilities related to assets classified as held for sale	9,959	3,325
Current portion of operating lease liability	585	241
Current portion of long-term debt	1,571	24,502
Total current liabilities	31,866	45,611

Deferred income – noncurrent	8,872	5,247
Acquisition purchase price payable	2,704	4,504
Preferred shares, net	7,945	15,327
Deferred dividend payable on preferred shares (includes amounts due to related parties of $0 and $99 as of September 27, 2020 and December 29, 2019, respectively)	418	628
Deferred income tax liability, net	2,367	-
Operating lease liability, net of current portion	4,298	639
Long-term debt, net of current portion	78,440	5,216
Other liabilities	201	-
Total liabilities	137,111	77,172

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; 663,127 and 0 shares issued and outstanding at September 27, 2020 and December 29, 2019, respectively	13,041	-
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,926,264 and 11,860,299 shares issued and outstanding at September 27, 2020 and December 29, 2019, respectively	12,666	11,414
Accumulated deficit	(13,225)	(6,036)
Total stockholders’ equity	12,482	5,378
Total liabilities and stockholders’ equity	$149,593	$82,550

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

For the thirteen and thirty-nine weeks ended September 27, 2020 and September 29, 2019 (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Revenue
Royalties	$3,156	$3,937	$8,678	$11,064
Franchise fees	122	1,272	571	2,578
Store opening fees	-	109	-	398
Advertising fees	803	1,151	2,347	3,159
Management fees and other income	8	15	23	54
Total revenue	4,089	6,484	11,619	17,253

Costs and expenses
General and administrative expense	2,990	3,422	10,626	9,242
Impairment of assets	753	-	3,927	-
Refranchising loss (gain)	325	(902)	1,869	(851)
Advertising expense	814	1,151	2,358	3,159
Total costs and expenses	4,882	3,671	18,780	11,550

(Loss) income from operations	(793)	2,813	(7,161)	5,703

Other income (expense), net
Interest expense, net	(123)	(1,544)	(2,034)	(4,064)
Interest expense related to preferred shares	(323)	(431)	(1,251)	(1,293)
Change in fair value-derivative liability	(374)	-	887	-
Loss on extinguishment of debt	(88)	-	(88)	-
Gain on contingent consideration payable adjustment	1,680	-	1,680	-
Other expense, net	(566)	(56)	(627)	(157)
Total other income (expense), net	206	(2,031)	(1,433)	(5,514)

(Loss) income before income tax (benefit) expense	(587)	782	(8,594)	189

Income tax (benefit) expense	(19)	(372)	(1,405)	253

Net (loss) income	$(568)	$1,154	$(7,189)	$(64)

Basic and diluted (loss) income per common share	$(0.05)	$0.10	$(0.60)	$(0.01)
Basic and diluted weighted average shares outstanding	11,910,719	11,827,706	11,888,618	11,568,560

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

Unaudited

For the thirty-nine weeks ended September 27, 2020

	Common Stock				Preferred Stock
			Additional	Total			Additional	Total
		Par	paid-in	Common		Par	paid-in	Preferred	Accumulated
	Shares	value	capital	Stock	Shares	value	capital	Stock	deficit	Total

Balance at December 29, 2019	11,860,299	$1	$11,413	$11,414	-	$-	$-	$-	$(6,036)	$5,378
Net loss	-	-	-	-	-	-	-	-	(7,189)	(7,189)
Issuance of common stock in lieu of cash director fees payable	65,965	-	240	240	-	-	-	-	-	240
Issuance of Series B preferred stock		-	-	-	360,000	-	6,033	6,033	-	6,033
Exchange of original Series B preferred stock for newly issued Series B preferred stock	-	-	-	-	60,677	-	1,224	1,224	-	1,224
Exchange of Series A preferred stock for newly issued Series B preferred stock	-	-	-	-	74,449	-	1,861	1,861	-	1,861
Exchange of Series A-1 preferred stock for newly issued Series B preferred stock	-	-	-	-	168,001	-	4,200	4,200	-	4,200
Share-based compensation	-	-	61	61	-	-	-	-	-	61
Extinguishment of derivative liability	-	-	(887)	(887)	-	-	-	-	-	(887)
Grant of warrants to purchase stock	-	-	2,258	2,258	-	-	-	-	-	2,258
Repurchase of warrants	-	-	(330)	(330)	-	-	-	-	-	(330)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	(277)	(277)	-	(277)
Correction of recorded conversion rights associated with Series A-1 preferred shares	-	-	(90)	(90)	-	-	-	-	-	(90)

Balance at September 27, 2020	11,926,264	$1	$12,665	$12,666	663,127	$-	$13,041	$13,041	$(13,225)	$12,482

For the thirty-nine weeks ended September 29, 2019

	Common Stock				Preferred Stock
			Additional	Total			Additional	Total
		Par	paid-in	Common		Par	paid-in	Preferred	Accumulated
	Shares	value	capital	Stock	Shares	value	capital	Stock	deficit	Total

Balance at December 30, 2018	11,546,589	$1	$10,756	$10,757	-	$-	$-	$-	$(5,018)	$5,739
Net loss	-	-	-	-	-	-	-	-	(64)	(64)
Issuance of common stock in lieu of cash director fees payable	51,942	-	270	270	-	-	-	-	-	270
Share-based compensation	-	-	218	218	-	-	-	-	-	218
Common stock dividend	245,376	-	-	-	-	-	-	-	-	-
Cash paid in lieu of fractional shares	-	-	(2)	(2)	-	-	-	-	-	(2)

Balance at September 29, 2019	11,843,907	$1	$11,242	$11,243	-	$-	$-	$-	$(5,082)	$6,161

For the thirteen weeks ended September 27, 2020

	Common Stock				Preferred Stock
			Additional	Total			Additional	Total
		Par	paid-in	Common		Par	paid-in	Preferred	Accumulated
	Shares	value	capital	Stock	Shares	value	capital	Stock	deficit	Total

Balance at June 28, 2020	11,894,895	$1	$9,068	$9,069	-	$-	$-	$-	$(12,657)	$(3,588)
Net loss	-	-	-	-	-	-	-	-	(568)	(568)
Issuance of common stock in lieu of cash directors fees payable	31,369	-	105	105	-	-	-	-	-	105
Issuance of Series B preferred stock	-	-	-	-	360,000	-	6,033	6,033	-	6,033
Exchange of original Series B preferred stock for newly issued Series B preferred stock	-	-	-	-	60,677	-	1,224	1,224	-	1,224
Exchange of Series A preferred stock for newly issued Series B preferred stock	-	-	-	-	74,449	-	1,861	1,861	-	1,861
Exchange of Series A-1 preferred stock for newly issued Series B preferred stock	-	-	-	-	168,001	-	4,200	4,200	-	4,200
Share-based compensation	-	-	45	45	-	-	-	-	-	45
Extinguishment of derivative liability	-	-	1,516	1,516	-	-	-	-	-	1,516
Grant of warrants to purchase stock	-	-	2,261	2,261	-	-	-	-	-	2,261
Repurchase of warrants	-	-	(330)	(330)	-	-	-	-	-	(330)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	(277)	(277)	-	(277)

Balance at September 27, 2020	11,926,264	$1	$12,665	$12,666	663,127	$-	$13,041	$13,041	$(13,225)	$12,482

For the thirteen weeks ended September 29, 2019

	Common Stock				Preferred Stock
			Additional	Total			Additional	Total
		Par	paid-in	Common		Par	paid-in	Preferred	Accumulated
	Shares	value	capital	Stock	Shares	value	capital	Stock	deficit	Total

Balance at June 30, 2019	11,826,765	$1	$11,093	$11,094	-	$-	$-	$-	$(6,236)	$4,858
Net income	-	-	-	-	-	-	-	-	1,154	1,154
Issuance of common stock in lieu of cash directors fees payable	17,142	-	90	90	-	-	-	-	-	90
Share-based compensation	-	-	59	59	-	-	-	-	-	59

Balance at September 29, 2019	11,843,907	$1	$11,242	$11,243	-	$-	$-	$-	$(5,082)	$6,161

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

For the thirty-nine weeks ended September 27, 2020 and September 29, 2019 (Unaudited)

	Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities
Net loss	$(7,189)	$(64)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Deferred income taxes	(1,633)	77
Depreciation and amortization	763	535
Share-based compensation	61	218
Accretion of loan fees and interest	589	1,718
Change in operating lease right of use assets	750	510
Loss on extinguishment of debt	88	-
Gain on contingent consideration payable adjustment	(1,680)	-
Net loss (gain) on disposition of refranchising restaurants	55	(2,249)
Accretion of preferred shares	47	48
Accretion of purchase price liability	381	426
Impairment of assets	3,927	-
Change in fair value of derivative liability	(887)	-
Provision for (recovery of) bad debts	900	(91)
Change in operating assets and liabilities:
Accounts receivable	130	(731)
Trade and other notes receivable	-	21
Prepaid expenses and other current assets	(295)	59
Accounts payable	312	2,863
Accrued expenses	(87)	512
Accrued advertising	(382)	80
Accrued interest receivable from affiliate	(2,613)	(1,332)
Tax Sharing Agreement liability	(158)	(30)
Accrued interest payable	(404)	(941)
Deferred income	(446)	(2,129)
Dividend payable on preferred shares	(809)	992
Other	74	(281)
Total adjustments	(1,317)	275
Net cash (used in) provided by operating activities	(8,506)	211

Cash flows from investing activities
Additions to property and equipment	(239)	(49)
Payments received on loans receivable	69	-
Proceeds from disposition of refranchised restaurants	1,093	1,710
Change in due from affiliates	(10,103)	(6,009)
Acquisition of subsidiary, net of cash acquired	(23,944)	(2,332)
Net cash used in investing activities	(33,124)	(6,680)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	74,045	23,022
Repayments of borrowings	(24,224)	(16,500)
Proceeds from preferred stock offering and associated warrants, net of issuance costs	8,021	-
Payments made on acquisition purchase price liability	(500)	-
Redemption of preferred stock	(500)	-
Dividends paid in cash	(175)	(2)
Repurchase of warrants	(330)	-
Change in operating lease liabilities	(464)	(287)
Other	-	(106)
Net cash provided by financing activities	55,873	6,127

Net increase (decrease) in cash and restricted cash	14,243	(342)
Cash and restricted cash at beginning of period	25	653
Cash and restricted cash at end of period	$14,268	$311

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,420	$4,576
Cash paid for income taxes	$84	$190

Supplemental disclosure of non-cash financing and investing activities:
Issuance of preferred stock in lieu of cash preferred dividends payable	$450	$-
Issuance of common stock in lieu of cash director fees payable	$240	$270
Income taxes receivable to adjust amounts due from affiliates	$(158)	$30

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. ORGANIZATION AND RELATIONSHIPS

Organization and Nature of Business

FAT Brands Inc. (the “Company”) was formed on March 21, 2017 as a wholly owned subsidiary of Fog Cutter Capital Group Inc. (“FCCG”). On October 20, 2017, the Company completed an initial public offering and issued additional shares of common stock representing 20 percent of its ownership (the “Initial Public Offering”). The Company’s common stock trades on the Nasdaq Capital Market under the symbol “FAT.” As of September 27, 2020, FCCG continues to control a significant voting majority of the Company.

The Company is a multi-brand franchisor specializing in fast casual and casual dining restaurant concepts around the world. As of September 27, 2020, the Company owns and franchises nine restaurant brands: Fatburger, Johnny Rockets, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger. Combined, as of September 27, 2020, these brands franchise over 700 units worldwide and have more than 200 additional units under development.

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

Liquidity

The Company recognized a loss from operations of $7,161,000 during the thirty-nine weeks ended September 27, 2020 and income from operations of $5,703,000 for the thirty-nine weeks ended September 29, 2019. The Company recognized net losses of $7,189,000 and $64,000 during the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively. The reduction in earnings for 2020 is primarily due to reductions in revenues and impairment of assets due to the effects of COVID-19, coupled with higher general and administrative costs.

On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto (collectively, the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consisted of the combined face amount of $40,000,000, net of discounts and debt offering costs (See Note 10). A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding debt balance under the Lion Loan and Security Agreement and to pay the Securitization debt offering costs with the remaining proceeds being used for working capital.

On September 21, 2020, FAT Royalty completed the sale of an additional $40 million of Series 2020-2 Fixed Rate Asset-Backed Notes (the “Series M-2 Notes”), increasing the Company’s Securitization Notes to $80 million. Net proceeds from the issuance of the Series M-2 Notes were $35,241,000, which consist of the face amount of $40,000,000, net of discounts of $3,200,000 and debt offering costs of $1,559,000. Approximately $24,838,000 of the proceeds from the Series M-2 Notes were used to acquire Johnny Rockets, with the remaining proceeds from the Securitizations are being used for working capital.

During the second quarter of 2020, the Company received loan proceeds in the amount of $1,532,000 from the Paycheck Protection Program administered by the Small Business Administration (“PPP”) in response to economic difficulties resulting from the outbreak of COVID-19. These loan proceeds relate to FAT Brands Inc. as well as five restaurant locations that were part of the Company’s refranchising program.

On July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell in a public offering (the “Offering”) 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants (the “2020 Series B Warrants”) to purchase common stock at $5.00 per share. The Offering closed on July 16, 2020 with net proceeds to the Company of $8,021,000, which was net of $979,000 in underwriting and offering costs.

While the Company expects the COVID-19 pandemic to negatively impact its business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. However, the Company believes that the working capital from the Securitization, Series B Preferred Stock Offering, and PPP proceeds, combined with royalties and franchise fees collected from the operations of its franchisees, and disciplined management of the Company’ operating expenses, will be sufficient for the twelve months of operations following the issuance of this Form 10-Q.

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

With minor exceptions, the Company’s operations are comprised exclusively of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. As part of these ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations. During the refranchising period, the Company may operate the restaurants and classifies the operational activities as refranchising gains or losses and the assets and associated liabilities as held-for sale.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The operations of Elevation Burger have been included since its acquisition on June 19, 2019 and Johnny Rockets has been included since its acquisition on September 21, 2020. Intercompany accounts have been eliminated in consolidation.

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

Credit and Depository Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management reviews each of its franchisee’s financial condition prior to entry into a franchise or other agreement, as well as through the term of the agreement, and believes that it has adequately provided for any exposure to potential credit losses. As of September 27, 2020, accounts receivable, net of allowance for doubtful accounts, totaled $4,453,000, with no franchisee representing more than 10% of that amount. As of December 29, 2019, the Company had two franchisees each representing 20% of accounts receivable, net of allowance for doubtful accounts.

The Company maintains cash deposits in national financial institutions. From time to time the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of September 27, 2020, the Company had uninsured deposits in the amount of $13,009,000. As of December 29, 2019, the Company had no accounts with uninsured balances.

Restricted Cash – The Company has restricted cash consisting of funds required to be held in trust in connection with the Company’s Securitization. The current portion of restricted cash at September 27, 2020 consisted of $1,758,000. Non-current restricted cash of $400,000 at September 27, 2020 represents interest reserves required to be set aside for the duration of the securitized debt. There were no restricted cash balances as of December 29, 2019.

Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 27, 2020, and December 29, 2019, accounts receivable were stated net of an allowance for doubtful accounts of $670,000 and $595,000, respectively.

Trade notes receivable – Trade notes receivable are created when an agreement is reached to settle a delinquent franchisee receivable account and the entire balance is not immediately paid. Generally, trade notes receivable include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and generally carry an interest rate of 6% to 7.5%. Reserve amounts on the notes are established based on the likelihood of collection. As of September 27, 2020, there were no trade notes receivables recorded on the financial statements.

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

The Company has not elected to use fair value measurement for any assets or liabilities for which fair value measurement is not presently required by U.S. GAAP. However, the Company believes the fair values of cash equivalents, restricted cash, accounts receivable, assets held for sale and accounts payable approximate their carrying amounts.

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

Franchise Fees: The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which includes the transfer of the franchise license. The services provided by the Company are highly interrelated with the franchise license and are considered a single performance obligation. Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement on a straight-line basis. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees.

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers between franchisees. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, at which point the franchise fee revenue is recognized for non-refundable deposits.

Store opening fees – Prior to September 29, 2019, the Company recognized store opening fees in the amount of $35,000 to $60,000 from the up-front fees collected from franchisees upon store opening. The amount of the fee was dependent on brand and location (generally domestic versus international stores). The remaining balance of the up-front fees were then amortized as franchise fees over the life of the franchise agreement. If the fees collected were less than the respective store opening fee amounts, the full up-front fees were recognized at store opening. The store opening fees were based on out-of-pocket costs to the Company for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized were higher due to the additional cost of travel.

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

Earnings per share – The Company reports basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of the inclusion of all potentially dilutive securities would be anti-dilutive. As of September 27, 2020, and September 29, 2019, there were no potentially dilutive securities excluded from the calculation of diluted loss per common share due to a loss for the period.

The Company declared a stock dividend on February 7, 2019 and issued 245,376 shares of common stock in satisfaction of the stock dividend (See Note 16). Unless otherwise noted, earnings per share and other share-based information for 2020 and 2019 have been adjusted retrospectively to reflect the impact of that stock dividend.

Immaterial Adjustments Related to Prior Periods

During the fourth quarter of 2019, the Company identified two immaterial potential adjustments to its previously issued financial statements. These potential adjustments are related to (1) its assessment of the Series A-1 Fixed Rate Cumulative Preferred Stock and (2) its treatment of the store opening component of its franchise fees under ASC 606. Based on its assessment of the Series A-1 Fixed Rate Cumulative Preferred Stock, the Company determined that an error occurred in the analysis of the rights that the holders of the Series A-1 Fixed Rate Cumulative Preferred Stock have with respect to the conversion of the securities into shares of the Company’s common stock. In our reassessment, the conversion rights did not represent a beneficial conversion feature as we had initially concluded at the time of issuance. A cumulative correction was recorded to additional paid in capital during the first quarter of 2020 in the amount of $90,000.

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

The FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes: This standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. It also adds guidance in certain areas, including the recognition of franchise taxes, recognition of deferred taxes for tax goodwill, allocation of taxes to members of a consolidated group, computation of annual effective tax rates related to enacted changes in tax laws, and minor improvements related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The Company adopted this ASU on December 30, 2019. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3. ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

Acquisition of Johnny Rockets

On September 21, 2020, the Company completed the acquisition of Johnny Rockets Holding Co., a Delaware corporation (“Johnny Rockets”) for a cash purchase price of approximately $24.8 million. The purchase price was subject to certain post-closing adjustments, including with respect to net working capital, Johnny Rockets’ cash on hand, tax liabilities and outstanding indebtedness as of the closing and certain transaction expenses payable at closing, all of which were estimated at closing and, pursuant to the stock purchase agreement, will be finalized no later than no later than 75 days after the closing. The transaction was funded with proceeds from an increase in the Company’s securitization facility (See Note 10). Fees and expenses related to the Johnny Rockets acquisition totaled approximately $574,000, consisting primarily of professional fees, all of which are classified as other expenses in the accompanying consolidated statement of operations. These fees and expenses were funded through cash on hand and proceeds from borrowings.

Immediately following the closing of the acquisition of Johnny Rockets, the Company contributed the franchising subsidiaries of Johnny Rockets to FAT Royalty I, LLC pursuant to a Contribution Agreement. (See Note 10).

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of Johnny Rockets was estimated at $24,838,000. This preliminary assessment of fair value of the net assets and liabilities as well as the final purchase price were estimated at closing and are subject to change. The preliminary allocation of the consideration to the preliminary valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$894
Accounts receivable	1,193
Assets held for sale	11,126
Goodwill	9,691
Other intangible assets	26,400
Other assets	412
Accounts payable	(1,169)
Accrued expenses	(2,486)
Deferred franchise fees	(4,988)
Deferred tax liability	(6,032)
Operating lease liability	(10,028)
Other liabilities	(175)
Total net identifiable assets	$24,838

Revenues of $134,000 and net income $19,000 attributed to Johnny Rockets from the date of acquisition are included in the accompanying consolidated statements of operations for thirteen and thirty-nine weeks ended September 27, 2020.

Proforma Information

The table below presents the proforma revenue and net (loss) income of the Company for the thirteen and thirty-nine weeks ended September 27, 2020 and September 29, 2019, assuming the acquisition of Johnny Rockets had occurred on December 31, 2018 (the beginning of the Company’s 2019 fiscal year), pursuant to ASC 805-10-50 (in thousands). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of Johnny Rockets occurred on this date nor does it purport to predict the results of operations for future periods.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Revenues	$5,722	$11,039	$17,209	$30,004
Net (loss) income	$(702)	$2,771	$(8,694)	$3,604

The proforma information above reflects the combination of the Company’s results as disclosed in the accompanying consolidated statements of operations for thirteen and thirty-nine weeks ended September 27, 2020 and the unaudited results of Johnny Rockets for the thirteen and thirty-nine weeks ended September 27, 2020 and September 29, 2019 with the following adjustments:

●	Revenue – The unaudited proforma revenues and net (loss) income present franchise fee revenue and advertising revenue in accordance with ASC 606 in a manner consistent with the Company’s application thereof. As a non-public company, Johnny Rockets had not yet been required to adopt ASC 606.
●	Overhead allocations from the former parent company have been adjusted to the estimated amount the Company would have allocated for the thirteen and thirty-nine weeks ended September 27, 2020 and September 29, 2019.
●	Former parent company management fees have been eliminated from the proforma.
●	Amortization of intangible assets has been adjusted to reflect the preliminary fair value at the assumed acquisition date.
●	Depreciation on assets treated as held for sale by the Company has been eliminated.
●	The proforma adjustments also include advertising expenses in accordance with ASC 606.
●	The proforma interest expense has been adjusted to exclude actual Johnny Rockets interest expense incurred prior to the acquisition. All interest-bearing liabilities were paid off at closing.
●	The proforma interest expense has been adjusted to include proforma interest expense that would have been incurred relating to the acquisition financing obtained by the Company.
●	Non-recurring, non-operating gains and losses have been eliminated from the proforma statements.

Acquisition of Elevation Burger

On June 19, 2019, the Company completed the acquisition of EB Franchises, LLC, a Virginia limited liability company, and its related companies (collectively, “Elevation Burger”) for a purchase price of up to $10,050,000. Elevation Burger is the franchisor of Elevation Burger restaurants, with 44 locations in the U.S. and internationally at the time of the acquisition.

The purchase price consists of $50,000 in cash, a contingent warrant to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), and the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Warrant is only exercisable in the event that the Company merges with FCCG. The Seller Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the purchase, the Company also loaned $2,300,000 in cash to the Seller under a subordinated promissory note (the “Elevation Buyer Note”) bearing interest at 6.0% per year and maturing in August 2026. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. In addition, the Seller will be entitled to receive earn-out payments of up to $2,500,000 if Elevation Burger realizes royalty fee revenue in excess of certain amounts. As of the date of the acquisition, the fair market value of this contingent consideration totaled $531,000. As of September 27, 2020, and December 29, 2019, the contingent purchase price payable totaled $704,000 and $633,000, respectively, which includes the accretion of interest expense at an effective interest rate of 18%.

The assessment of the fair value of the net assets and liabilities acquired by the Company for the acquisition of Elevation Burger was $7,193,000. The allocation of the consideration to the valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$10
Goodwill	521
Other intangible assets	7,140
Other assets	558
Current liabilities	(91)
Deferred franchise fees	(758)
Other liabilities	(187)
Total net identifiable assets	$7,193

Descriptions of the Company’s assessment of impairment of the goodwill and other intangible assets acquired in this acquisition related to COVID-19 are in Note 6.

nOTE 4. REFRANCHISING

With minor exceptions, the Company’s operations are comprised exclusively of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. As part of these ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations. During the refranchising period, the Company may operate the restaurants and classifies the operational activities as refranchising gains or losses and the assets and associated liabilities as held-for sale.

Assets designated by the Company for refranchising meet the criteria requiring that they be classified as held for sale. As a result, the following assets have been classified as held for sale on the accompanying consolidated balance sheet as of September 27, 2020 and December 29, 2019 (in thousands):

	September 27, 2020	December 29, 2019

Property and equipment	$1,106	$1,912
Operating lease right of use assets	9,942	3,216
Total	$11,048	$5,128

Operating lease liabilities related to the assets classified as held for sale in the amount of $9,959,000 and $3,325,000, have been classified as current liabilities on the accompanying consolidated balance sheets as of September 27, 2020 and December 29, 2019.

During the thirteen and thirty-nine weeks ended September 27, 2020, refranchising operations incurred losses of $325,000 and $1,869,000, respectively, compared to gains of $902,000 and $851,000, respectively, for the corresponding periods in 2019. The refranchising results for the thirty-nine weeks ended September 27, 2020, included operating expenses, net of food sales, in the amount of $1,114,000, a gain of $560,000 relating to the sale and refranchising of four restaurant locations, a loss of $615,000 on the closure and disposition of three restaurant locations and the establishment of a reserve of $700,000 relating to a prior sale. The 2019 period included gains on the sale and refranchising of two restaurants in the amount of $2,249,000 which were partially offset by restaurant operating expenses, net of food sales, in the amount of $1,398,000.

Note 5. NOTES RECEIVABLE

Notes receivable consist of trade notes receivable and the Elevation Buyer Note.

Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of September 27, 2020, there were no trade notes receivable. At December 29, 2019, trade notes receivable totaled $250,000, net of reserves of $123,000.

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger (See Note 3). The Company loaned $2,300,000 in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1,903,000, which was net of a discount of $397,000. As of September 27, 2020, and December 29, 2019, the balance of the Elevation Note was $1,809,000 and $1,814,000, which were net of discounts of $288,000 and $352,000, respectively. During the thirteen and thirty-nine weeks ended September 27, 2020, the Company recognized $52,000 and $158,000, respectively, in interest income. During the thirteen and thirty-nine weeks ended September 29, 2019, the Company recognized $55,000 and $59,000 in interest income, respectively.

Note 6. GOODWILL and other intangible assets

Goodwill

Goodwill consists of the following (in thousands):

	September 27, 2020	December 29, 2019
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Ponderosa and Bonanza	-	1,462
Yalla	263	263
Johnny Rockets	9,691	-
Elevation Burger	521	521
Total goodwill	$19,141	$10,912

Other Intangible Assets

Other intangible assets consist of trademarks and franchise agreements that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company or by FCCG prior to FCCG’s contribution of the brands to the Company at the time of the Initial Public Offering (in thousands):

	September 27, 2020	December 29, 2019
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa and Bonanza	5,518	7,230
Yalla	777	1,530
Johnny Rockets	19,900	-
Elevation Burger	4,690	4,690
Total trademarks	39,887	22,452

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(723)	(482)
Ponderosa and Bonanza – cost	1,640	1,640
Ponderosa and Bonanza – accumulated amortization	(326)	(243)
Johnny Rockets – cost	6,500	-
Johnny Rockets – accumulated amortization	(12)	-
Elevation Burger – cost	2,450	2,450
Elevation Burger – accumulated amortization	(637)	(263)
Total franchise agreements	13,072	7,282
Total other intangible assets	$52,959	$29,734

The scheduled future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2020	$381
2021	1,523
2022	1,523
2023	1,523
2024	1,523
Thereafter	6,599
Total	$13,072

In response to the adverse effects of COVID-19, we considered whether goodwill and other intangible assets needed to be evaluated for impairment as of September 27, 2020, specifically related to goodwill and the trademark assets. Given the uncertainty regarding the severity, duration and long-term effects of COVID-19, making estimates of the fair value of these assets at this time is significantly affected by assumptions related to ongoing operations including but not limited to the timing and extent of restrictions on restaurant operating hours, in-house dining limitations or other restrictions that have largely limited restaurants to take-out and delivery sales, customer engagement with our brands, the short-term and long-term impact on consumer discretionary spending, and overall global economic conditions.

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

As a result of these analyses, when considering the available facts, assessments and judgments, during the thirty-nine weeks ended September 27, 2020, the Company recorded goodwill impairment charges of $1,462,000 and tradename impairment charges of $2,465,000 relating to the Ponderosa, Yalla and Bonanza brands. The Company had not recognized impairment charges on its goodwill or intangible assets prior to the second quarter of 2020.

Because of the risks and uncertainties related to the COVID-19 pandemic events, the negative effects on the operations of our franchisees could prove to be worse than we currently estimate and lead us to record additional non-cash goodwill or other intangible asset impairment charges in the future periods.

Note 7. DEFERRED INCOME

Deferred income is as follows (in thousands):

	September 27, 2020	December 29, 2019

Deferred franchise fees	$9,890	$5,417
Deferred royalties	275	422
Deferred vendor incentives	519	303
Total	$10,684	$6,142

Note 8. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG will, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company will pay FCCG the amount that its current tax liability would have been had it filed a separate return. To the extent the Company’s required payment exceeds its share of the actual combined income tax liability (which may occur, for example, due to the application of FCCG’s net operating loss carryforwards), the Company will be permitted, in the discretion of a committee of its board of directors comprised solely of directors not affiliated with or having an interest in FCCG, to pay such excess to FCCG by issuing an equivalent amount of its common stock in lieu of cash, valued at the fair market value at the time of the payment. An inter-company receivable of approximately $33,382,000 due from FCCG and its affiliates will be applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement.

For financial reporting purposes, the Company has recorded a tax benefit as of September 27, 2020, calculated as if the Company files its tax returns on a stand-alone basis. The amount receivable from FCCG determined by this calculation of $158,000 and $30,000 was added to amounts due from FCCG as of September 27, 2020 and September 29, 2019, respectively. (See Note 12.)

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable on a stand-alone basis. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 27, 2020	December 29, 2019
Deferred tax (liabilities) assets
Deferred income	$1,372	$1,353
Reserves and accruals	218	208
Intangibles	(6,420)	(614)
Deferred state income tax	(19)	(91)
Tax credits	313	244
Share-based compensation	193	192
Property and equipment	(125)	(137)
Net operating loss carryforwards	2,069	894
Other	32	(17)
Total	$(2,367)	$2,032

Components of the income tax (benefit) expense are as follows (in thousands):

	Thirty-nine Weeks Ended September 27, 2020	Thirty-nine Weeks Ended September 29, 2019
Current
Federal	$(118)	$116
State	33	30
Foreign	313	30
	228	176
Deferred
Federal	(1,359)	139
State	(274)	(62)
	(1,633)	77
Total income tax (benefit) expense	$(1,405)	$253

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019

Tax benefit at statutory rate	$(1,805)	$40
State and local income taxes	(190)	-
Foreign taxes	313	30
Tax credits	(92)	112
Dividends on preferred stock	123	51
Impairment of goodwill	266	-
Other	(20)	20
Total income tax (benefit) expense	$(1,405)	$253

As of September 27, 2020, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of certain of its subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of September 27, 2020.

NOTE 9. LEASES

The Company has recorded fifteen operating leases for its corporate offices and for certain restaurant properties that are in the process of being refranchised and classified as held for sale. The leases have remaining lease terms ranging from three months to eighteen years. The Company recognized lease expense of $1,092,000 and $1,089,000 for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively. The Company recognized lease expense of $372,000 and $355,000 for the thirteen weeks ended September 27, 2020 and September 29, 2019, respectively. The weighted average remaining lease term of the operating leases (not including optional lease extensions) at September 27, 2020 was 7.8 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases are as follows (in thousands):

	September 27, 2020	December 29, 2019

Right of use assets	$14,650	$4,076
Lease liabilities	$14,842	$4,206

At the adoption of ASC 842, the discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 15.9% as this was consistent with the Company’s incremental borrowing rate at that time. Subsequent to the adoption of ASC 842, the Company calculated the carrying value of new right of use assets and lease liabilities at the then prevailing incremental borrowing rate which ranged from 8.7% to 9.1% during the nine months ended September 27, 2020.

The contractual future maturities of the Company’s operating lease liabilities as of September 27, 2020, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2020	$676
2021	2,951
2022	3,124
2023	3,227
2024	3,137
Thereafter	7,645
Total lease payments	20,760
Less imputed interest	(5,918)
Total	$14,842

Supplemental cash flow information for the thirty-nine weeks ended September 27, 2020 related to leases is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$633
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$12,168

Note 10. DEBT

Securitization

On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”), in which FAT Royalty issued notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto, each dated March 6, 2020 (collectively, the “Indenture”).

The Securitization Notes issued in March 2020 consist of the following (the “Series AB Notes”):

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series AB Notes were $37,314,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Series AB Notes.

A portion of the proceeds from the Series AB Notes were used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “Lion”) and to pay Securitization debt offering costs. The remaining proceeds from the Securitization were available for working capital.

On September 21, 2020, FAT Royalty completed the sale of an additional $40 million face amount of Series 2020-2 Fixed Rate Asset-Backed Notes (the “Series M-2 Notes”), increasing the Company’s Securitization Notes to $80 million.

The Series M-2 Notes consist of the following:

Note	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

M-2	Subordinated	$40,000,000	9.75%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series M-2 Notes were $35,241,000, which consists of the face amount of $40,000,000, net of discounts of $3,200,000 and debt offering costs of $1,559,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Series M-2 Notes.

The Series M-2 Notes are subordinate to the Series A-2 Notes and Series B-2 Notes. All Securitization Notes issued under the Base Indenture are secured by an interest in substantially all of the assets of FAT Royalty, including the Johnny Rockets companies, that have been contributed to FAT Royalty and are obligations only of FAT Royalty under the Base Indenture and not obligations of the Company.

While the Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis, with the scheduled principal payments of $1,000,000 per quarter on each of the Series A-2 and Series B-2 Notes and $200,000 per quarter on the Series M-2 Notes beginning the second quarter of 2021. It is expected that the Securitization Notes will be repaid prior to the Final Legal Maturity Date, with the anticipated repayment date occurring in January 2023 for the A-2 Notes, October 2023 for the B-2 Notes and April 2026 for the Series M-2 Notes (the “Anticipated Repayment Dates”). If the Company has not repaid or refinanced the Securitization Notes prior to the applicable Anticipated Repayment Date, additional interest expense will begin to accrue and all additional proceeds will be utilized for additional principal amortization, as defined in the Indenture.

In connection with the Securitization, FAT Royalty and each of the Franchise Entities (as defined in the Indenture) entered into a Management Agreement with the Company, dated as of the Closing Date (the “Management Agreement”), pursuant to which the Company agreed to act as manager of FAT Royalty and each of the Franchise Entities. The Management Agreement provides for a management fee payable monthly by FAT Royalty to the Company in the amount of $200,000, subject to three percent (3%) annual increases (the “Management Fee”). The primary responsibilities of the manager are to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Franchise Entities pursuant to the Management Agreement.

The Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the Franchise Entities. The restrictions placed on the Company’s subsidiaries require that the Company’s principal and interest obligations have first priority, after the payment of the Management Fee and certain other FAT Royalty expenses (as defined in the Indenture), and amounts are segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly debt service is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any jurisdiction.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the Indenture. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, the Company may voluntarily prepay, in part or in full, the Notes in accordance with the provisions in the Indenture. As of September 27, 2020, the Company was in compliance with these covenants.

As of September 27, 2020, the recorded balance of the Securitization Notes was $72,791,000, which is net of debt offering costs of $3,797,000 and original issue discount of $3,412,000. The Company recognized interest expense on the Securitization Notes of $930,000 for the thirteen weeks ended September 27, 2020, which includes $109,000 for amortization of debt offering costs and $21,000 for amortization of the original issue discount. The Company recognized interest expense on the Securitization Notes of $2,103,000 for the thirty-nine weeks ended September 27, 2020, which includes $246,000 for amortization of debt offering costs and $33,000 for amortization of the original issue discount. The average effective interest rate of the Securitization Notes was 9.7% for the thirty-nine weeks ended September 27, 2020.

Loan and Security Agreement

On January 29, 2019, the Company as borrower, and its subsidiaries and affiliates as guarantors, entered into the Loan and Security Agreement with Lion. Pursuant to the Loan and Security Agreement, the Company borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and provide additional general working capital to the Company.

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

The Company recognized interest expense on the Loan and Security Agreement of $1,783,000 for the thirty-nine weeks ended September 27, 2020, which includes $212,000 for amortization of all unaccreted debt offering costs at the time of the repayment and $650,000 in penalties and fees. The Company recognized interest expense on the Loan and Security Agreement of $1,812,000 and $3,608,000 for the thirteen and thirty-nine weeks ended September 29, 2019, respectively.

Elevation Note

On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,510,000, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the valuation of the acquisition of Elevation Burger, the Elevation Note was recorded on the financial statements of the Company at $6,185,000, which is net of a loan discount of $1,295,000 and debt offering costs of $30,000.

As of September 27, 2020, the carrying value of the Elevation Note was $5,849,000 which is net of the loan discount of $940,000 and debt offering costs of $58,000. The Company recognized interest expense relating to the Elevation Note during the thirteen weeks ended September 27, 2020 in the amount of $153,000, which included amortization of the loan discount of $69,000 and amortization of $3,000 in debt offering costs. The Company recognized interest expense relating to the Elevation Note during the thirty-nine weeks ended September 27, 2020 in the amount of $517,000, which included amortization of the loan discount of $210,000 and amortization of $8,000 in debt offering costs. The Company recognized interest expense of $139,000 and $162,000 on the Elevation Note for the thirteen and thirty-nine weeks ended September 29, 2019, respectively. The effective interest rate for the Elevation Note during the thirty-nine weeks ended September 27, 2020 was 11.9%.

The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all indebtedness of the Company arising under any agreement or instrument to which Company or any of its Affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment. FCCG has guaranteed payment of the Elevation Note.

Paycheck Protection Program Loans

During the thirty-nine weeks ended September 27, 2020, the Company received loan proceeds in the amount of approximately $1,532,000 under the Paycheck Protection Program (the “PPP Loans”) and Economic Injury Disaster Loan Program (the “EIDL Loans”). The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

At inception, the PPP Loans and EIDL Loans related to FAT Brands Inc. as well as five restaurant locations that were part of the Company’s refranchising program. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, there can be no assurance that the Company will be eligible for forgiveness of the loan, in whole or in part. Any unforgiven portion of the PPP Loans is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of September 27, 2020, the balance remaining on the PPP Loans and EIDL Loans was $1,180,000 related to FAT Brands Inc. as the five restaurant locations were closed or refranchised during the second and third quarters of 2020 (Note 4).

Note 11. PREFERRED STOCK

Series B Cumulative Preferred Stock

On July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell in a public offering (the “Offering”) 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants, plus 99,000 additional warrants pursuant to the underwriter’s overallotment option (the “2020 Series B Offering Warrants”), to purchase common stock at $5.00 per share. In the Underwriting Agreement, the Company agreed to pay the underwriters an underwriting discount of 8.0% of the gross proceeds received by the Company in the Offering and issue five-year warrants exercisable for 1% of the number of Series B Preferred Stock shares and the number of 2020 Series B Offering Warrants sold in the Offering.

In connection with the Offering, on July 15, 2020 the Company filed an Amended and Restated Certificate of Designation of Rights and Preferences of Series B Cumulative Preferred Stock with the Secretary of State of Delaware, designating a total of 850,000 shares of Series B Preferred Stock (the “Certificate of Designation”), and on July 16, 2020 entered into a Warrant Agency Agreement with VStock Transfer, LLC, to act as the Warrant Agent for the Series B Offering Warrants (the “Warrant Agency Agreement”).

The Certificate of Designation amends and restates the terms of the Series B Cumulative Preferred Stock issued in October 2019 (the “Original Series B Preferred”). At the time of the Offering, there were 57,140 shares of the Original Series B Preferred outstanding, together with warrants to purchase 34,284 shares of the Company’s common stock at an exercise price of $8.50 per share (the “Series B Warrants”).

The Offering closed on July 16, 2020 with net proceeds to the Company of $8,021,000, which was net of $979,000 in underwriting and offering costs.

Holders of Series B Cumulative Preferred Stock shall be entitled to receive, when, as and if declared by the FAT Board or a duly authorized committee thereof, in its sole discretion, out of funds of the Company legally available for the payment of distributions, cumulative preferential cash dividends at a rate per annum equal to the 8.25% multiplied by $25.00 per share stated liquidation preference of the Series B Preferred Stock. The dividends shall accrue without interest and accumulate, whether or not earned or declared, on each issued and outstanding share of the Series B Preferred Stock from (and including) the original date of issuance of such share and shall be payable monthly in arrears on a date selected by the Company each calendar month that is no later than twenty (20) days following the end of each calendar month.

If the Company fails to pay dividends on the Series B Preferred Stock in full for any twelve accumulated, accrued and unpaid dividend periods, the dividend rate shall increase to 10% until the Company has paid all accumulated accrued and unpaid dividends on the Series B Preferred Stock in full and has paid accrued dividends during the two most recently completed dividend periods in full, at which time the 8.25% dividend rate shall be reinstated

The Company may redeem the Series B Preferred Stock, in whole or in part, at the option of the Company, for cash, at the following redemption price per share, plus any unpaid dividends:

(i)	After July 16, 2020 and on or prior to July 16, 2021: $27.50 per share.
(ii)	After July 16, 2021 and on or prior to July 16, 2022: $27.00 per share.
(iii)	After July 16, 2022 and on or prior to July 16, 2023: $26.50 per share.
(iv)	After July 16, 2023 and on or prior to July 16, 2024: $26.00 per share.
(v)	After July 16, 2024 and on or prior to July 16, 2025: $25.50 per share.
(vi)	After July 16, 2025: $25.00 per share.

As a result of the amended and restated terms of the Series B Cumulative Preferred Stock, the Company classified the Series B Preferred Stock as equity as of July 15, 2020.

Concurrent with the Offering, the holders of the outstanding 57,140 shares of Original Series B Preferred became subject to the new terms of the Certificate of Designation. At the time of the amendment and restatement of the Certificate of Designation, the adjusted basis of the Original Series B Preferred on the Company’s books was $1,112,000, net of unamortized debt discounts and debt offering costs. As a result of the amendment and restatement of the Certificate of Designation, the recorded value of the new Series B Stock was $1,136,000 with $292,000 allocated to the 2020 Series B Offering Warrants, resulting in an aggregate loss on the exchange of $296,000. The original holders were also issued 3,537 shares of new Series B Preferred Shares in payment of $88,000 accrued and outstanding dividends relating to the Original Series B Preferred at a price of $25 per share.

The Company entered into an agreement to exchange 15,000 shares of Series A Fixed Rate Cumulative Preferred Stock owned by FCCG for 60,000 shares of Series B Preferred Stock valued at $1,500,000, pursuant to a Settlement, Redemption and Release Agreement. At the time of the exchange, the adjusted basis of the Series A Preferred on the Company’s books was $1,489,000, net of unamortized debt discounts and debt offering costs, and the Company recognized a loss on the exchange in the amount of $11,000. The Company also agreed to issue 14,449 shares of Series B Preferred Stock valued at $361,224 as consideration for accrued dividends due to FCCG.

The Company entered into an agreement to exchange all of the outstanding shares of Series A-1 Fixed Rate Cumulative Preferred Stock for 168,000 shares of Series B Preferred Stock valued at $4,200,000, pursuant to a Settlement, Redemption and Release Agreement with the holders of such shares. At the time of the exchange, the adjusted basis of the Series A Preferred on the Company’s books was $4,421,000, net of unamortized debt discounts and debt offering costs, and the Company recognized a gain on the exchange in the amount of $221,000.

As of September 27, 2020, the Series B Preferred Stock consisted of 663,127 shares outstanding with a balance of $13,041,000. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $277,000 during the thirteen and thirty-nine weeks ended September 27, 2020.

Series A Fixed Rate Cumulative Preferred Stock

On June 8, 2018, the Company filed a Certificate of Designation of Rights and Preferences of Series A Fixed Rate Cumulative Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of the State of Delaware (the “Certificate of Designation”), designating a total of 100,000 shares of Series A Preferred Stock.

The Company issued 100,000 shares of Series A Preferred stock in the following two transactions:

(i)	On June 7, 2018, the Company entered into a Subscription Agreement for the issuance and sale (the “Series A Offering”) of 800 units (the “Units”), with each Unit consisting of (i) 100 shares of the Company’s newly designated Series A Fixed Rate Cumulative Preferred Stock (the “Series A Preferred Stock”) and (ii) warrants (the “Series A Warrants”) to purchase 127 shares of the Company’s common stock at $7.83 per share. The sales price of each Unit was $10,000, resulting in gross proceeds to the Company from the initial closing of $8,000,000 and the issuance of 80,000 shares of Series A Preferred Stock and Series A Warrants to purchase 102,125 shares of common stock (the “Subscription Warrants”).

(ii)	On June 27, 2018, the Company entered into a Note Exchange Agreement, as amended, under which it agreed with FCCG to exchange all but $950,000 of the remaining balance of the Company’s outstanding Promissory Note issued to the FCCG on October 20, 2017, in the original principal amount of $30,000,000 (the “Note”). At the time, the Note had an estimated outstanding balance of principal plus accrued interest of $10,222,000 (the “Note Balance”). On June 27, 2018, $9,272,053 of the Note Balance was exchanged for shares of capital stock of the Company and warrants in the following amounts (the “Exchange Shares”):

●	$2,000,000 of the Note Balance was exchanged for 200 Units consisting of 20,000 shares of Series A Fixed Rate Cumulative Preferred Stock of the Company at $100 per share and Series A Warrants to purchase 25,530 of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”); and

●	$7,272,053 of the Note Balance was exchanged for 1,010,420 shares of common stock of the Company, representing an exchange price of $7.20 per share, which was the closing trading price of the common stock on June 26, 2018.

On July 13, 2020, the Company entered into the following transactions pertaining to the outstanding Series A Preferred Stock:

1.	The Company entered into an agreement to redeem 80,000 outstanding shares of the Series A Preferred Stock, plus accrued dividends thereon, held by Trojan Investments, LLC pursuant to a Stock Redemption Agreement that provides for the redemption at face value of a portion of such shares for cash from the proceeds of the Offering and the balance to be redeemed in $2 million tranches every six months, with the final payment due by December 31, 2021.

2.	The Company redeemed 5,000 outstanding shares of Series A Preferred Stock, plus accrued dividends thereon, held by Ridgewood Select Value Fund LP and its affiliate at face value for cash from the proceeds of the Offering.

3.	The Company exchanged 15,000 outstanding shares of Series A Preferred Stock, plus accrued dividends thereon, held by FCCG at face value for shares of Series B Preferred Stock valued at $25.00 per share.

The Company classifies the Series A Preferred Stock as debt.

As of September 27, 2020, there were 80,000 shares of Series A Preferred Stock outstanding, with a balance of $7,945,000 which is net of debt offering costs of $7,000.

The Company recognized interest expense on the Series A Preferred Stock of $1,056,000 for the thirty-nine weeks ended September 27, 2020, which includes accretion expense of $14,000 as well as $2,000 for the amortization of debt offering costs. For the thirteen weeks ended September 27, 2020, the Company recognized interest expense of $350,000, which includes accretion expense of $4,000. The Company recognized interest expense on the Series A Preferred Stock of $1,062,000 for the thirty-nine weeks ended September 29, 2019, which includes accretion expense of $17,000 as well as $2,000 for the amortization of debt offering costs. For the thirteen weeks ended September 29, 2019, the Company recognized interest expense of $354,000, which includes accretion expense of $6,000 as well as $1,000 for the amortization of the debt offering costs. The year-to-date effective interest rate for the Series A Preferred Stock for 2020 was 14.9%.

Derivative Liability Relating to the Conversion Feature of the Series A Preferred Stock

Holders of Series A Preferred Stock had the option to cause the Company to redeem all or any portion of their shares of Series A Preferred Stock beginning any time after the two-year anniversary of the initial issuance date for an amount equal to $100.00 per share plus any accrued and unpaid dividends, which could be settled in cash or common stock of the Company, at the option of the holder (the “Conversion Option”). If a holder elected to receive common stock, the shares would be issued based on the 20-day volume weighted average price of the common stock immediately preceding the date of the holder’s redemption notice.

On June 8, 2020, the Conversion Option became exercisable. As of that date, the Company calculated the estimated fair value of the Conversion Option to be $2,403,000 and recorded a derivative liability in that amount, together with an offsetting reduction in Additional Paid-In Capital.

On July 13, 2020, the Company entered into agreements with each of the holders of the Series A Preferred Stock regarding the redemption of their shares. Holders of 85,000 of the outstanding shares agreed to a full redemption in periodic cash payments. FCCG, the holder of the remaining 15,000 outstanding shares, agreed to redeem its Series A Preferred Stock in exchange for newly issued Series B Preferred Stock of the Company. As a result of these agreements, the Conversion Option was terminated for all holders as of July 13, 2020. Immediately prior to the termination, the fair value of the Conversion Option was determined to be $1,516,000 and resulted in the recognition of $887,000 in income from the decrease in the value of the derivative liability. With the termination of the Conversion Option, the $1,516,000 remaining balance in derivative liability was written off with an offsetting credit to Additional Paid-in Capital.

Series A-1 Fixed Rate Cumulative Preferred Stock

On July 3, 2018, the Company filed a Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Certificate of Designation”) with the Secretary of State of the State of Delaware, designating a total of 200,000 shares of Series A-1 Fixed Rate Cumulative Preferred Stock (the “Series A-1 Preferred Stock”). The Company issued 45,000 shares of Series A-1 Preferred Stock. The Company classified the Series A-1 Preferred Stock as long-term debt because it contained an obligation to issue a variable number of common shares for a fixed monetary amount.

On July 13, 2020, the Company entered into a Settlement, Redemption and Release Agreement (the “Series A-1 Agreement”) with the holders of the Series A-1 Preferred Stock, to exchange all outstanding shares of Series A-1 Preferred Stock for shares of newly issued Series B Preferred. The Series A-1 Agreement also included a negotiated $300,000 reduction in the redemption value of the Series A-1 Preferred Stock. The Company recognized a $221,000 gain as a result of the reduction during the thirteen weeks ended September 27, 2020.

Prior to the exchange, the Company recognized interest expense on the Series A-1 Preferred Stock of $87,000 for the thirty-nine weeks ended September 27, 2020, which included a net reduction in the debt discount of $15,000, as well as $3,000 in amortization of debt offering costs. The Company recognized a recovery of previously accrued interest expense on the Series A-1 Preferred Stock of $36,000 for the thirteen weeks ended September 27, 2020. The Company recognized interest expense on the Series A-1 Preferred Stock of $232,000 for the thirty-nine weeks ended September 29, 2019, which included recognized accretion expense of $24,000, as well as $5,000 for the amortization of debt offering costs, with no comparable activity in 2018. The Company recognized interest expense on the Series A-1 Preferred Stock of $78,000 for the thirteen weeks ended September 29, 2019, which included recognized accretion expense of $8,000, as well as $2,000 for the amortization of debt offering costs.

Note 12. Related Party Transactions

Due from Affiliates

On April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement with FCCG (“Intercompany Agreement”). The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11,906,000. Subsequent to the issuance of the Original Note, the Company and certain of its direct or indirect subsidiaries made additional intercompany advances. Pursuant to the Intercompany Agreement, the revolving credit facility bears interest at a rate of 10% per annum, has a five-year term with no prepayment penalties, and has a maximum capacity of $35,000,000. All additional borrowings under the Intercompany Agreement are subject to the approval of the Board of Directors, in advance, on a quarterly basis and may be subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21,067,000 including the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income, and other adjustments through December 29, 2019. As of September 27, 2020, the balance receivable under the Intercompany Agreement was $33,382,000.

Effective July 5, 2018, the Company made a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4.0 million (the “Preferred Interest”). FCCG owns all of the common interests in HSD. The holder of the Preferred Interest is entitled to a 15% priority return on the outstanding balance of the investment (the “Preferred Return”). Any available cash flows from HSD on a quarterly basis are to be distributed to pay the accrued Preferred Return and repay the Preferred Interest until fully retired. On or before the five-year anniversary of the investment, the Preferred Interest is to be fully repaid, together with all previously accrued but unpaid Preferred Return. FCCG has unconditionally guaranteed repayment of the Preferred Interest in the event HSD fails to do so. As of September 27, 2020, the balance receivable, including accrued and unpaid interest income, under the Preferred Interest was $5,350,000.

During the thirty-nine weeks ended September 27, 2020 and September 29, 2019, the Company recorded receivables from FCCG in the amount of $158,000 and $30,000, respectively, under the Tax Sharing Agreement, which was added to the intercompany receivable. (See Note 8).

Note 13. SHAREHOLDERS’ Equity

As of September 27, 2020, and December 29, 2019, the total number of authorized shares of common stock was 25,000,000, and there were 11,926,264 and 11,860,299 shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the thirty-nine weeks ended September 27, 2020:

●	On February 11, 2020, the non-employee members of the board of directors elected to receive their compensation in shares of the Company’s common stock in lieu of cash. As such, the Company issued a total of 16,360 shares of common stock at a value of $4.585 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On May 12, 2020, the non-employee members of the board of directors elected to receive their compensation in shares of the Company’s common stock in lieu of cash. As such, the Company issued a total of 13,677 shares of common stock at a value of $3.29 per share to the non-employee members of the board of directors as consideration for accrued directors’ fees.

●	On August 4, 2020, certain non-employee members of the board of directors elected to receive their compensation in shares of the Company’s common stock in lieu of cash. As such, the Company issued a total of 35,928 shares of common stock at a value of $3.34 per share to these non-employee members of the board of directors as consideration for accrued directors’ fees.

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for fiscal year ended September 27, 2020 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 29, 2019	722,481	$8.45	7.7
Grants	-	$-	-
Forfeited	(158,284)	$7.98	8.0
Expired	-	$-	-
Stock options outstanding at September 27, 2020	564,197	$8.58	7.7
Stock options exercisable at September 27, 2020	289,337	$9.58	7.5

The assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	4.00% - 10.43%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	1.52% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $45,000 and $61,000 during the thirteen and thirty-nine weeks ended September 27, 2020, respectively. The Company recognized share-based compensation expense in the amount of $59,000 and $218,000 during the thirteen and thirty-nine weeks ended September 29, 2019, respectively. As of September 27, 2020, there remains $32,000 of share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 15. WARRANTS

Warrant Repurchases

On July 30, 2020, the Company entered into an agreement (the “Lender Warrant Purchase Agreement”) to reacquire for $249,500, warrants that had been issued on July 3, 2018 and which granted the right to purchase 509,604 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the former $16 million credit facility with FB Lending, LLC, which was repaid on January 29, 2019. The Lender Warrant was valued at $592,000 at the date of grant and may have been exercised at any time beginning on the issue date and ending on July 3, 2023.

On August 11, 2020, the Company purchased a portion of the outstanding Placement Agent Warrants for $12,626. The reacquired Placement Agent Warrants were issued on July 3, 2018 and granted the right to purchase 25,787 shares of the Company’s common stock at an exercise price of $7.20 per share. As of September 27, 2020, there were remaining outstanding Placement Agent Warrants granting rights to purchase 40,904 shares of the Company’s common stock at an exercise price of $7.20 per share.

Between August 19, 2020 and September 17, 2020, the Company engaged in several open market purchases of the 2020 Series B Offering Warrants. For payment of total consideration of $67,894, the Company acquired warrants which had been issued on July 16, 2020 and which granted the right to purchase a total of 51,627 shares of the Company’s common stock at an exercise price of $5.00 per share. As a result of these transactions, the remaining outstanding 2020 Series B Offering Warrants grant rights to purchase 2,132,573 shares of the Company’s common stock, beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company and its parent company, FCCG.

Warrant Exchange

In connection with the July 13, 2020 Offering of 8.25% Series B Cumulative Preferred Stock, the Company entered into agreements with certain holders of the Original Series B Preferred to exchange the 34,224 outstanding Series B Warrants for 285,200 new Series B Offering Warrants valued at $292,000, pursuant to Warrant Exchange Agreements, in consideration of their consent to amend and restate the terms of the Series B Cumulative Preferred Stock. As a result of the warrant exchange the Company recognized a loss of $271,000. (See Note 11)

The original Series B Warrants had been issued between October 3, 2019 and December 29, 2019, in connection with the sale of Original Series B Preferred and granted the right to purchase 34,284 shares of the Company’s common stock at an exercise price of $8.50 per share, exercisable for a period of five years from October 3, 2019.

Outstanding Warrants

As of September 27, 2020, the Company had issued the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 81,700 shares of the Company’s common stock granted to the selling agent in the Company’s Initial Public Offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $14.69 per share, and the Common Stock Warrants were valued at $124,000 at the date of grant. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 102,125 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 11). The Subscription Warrants were valued at $87,000 at the date of grant. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,530 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Note 11). The Exchange Warrants were valued at $25,000 at the date of grant. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 57,439 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane. The Hurricane Warrants were valued at $58,000 at the date of grant. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 40,904 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 10). The remaining Placement Agent Warrants had been valued at $48,000 at the date of grant. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 19, 2019, in connection with the acquisition of Elevation Burger (See Note 3), to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), exercisable for a period of five years, but only in the event of a merger of the Company and FCCG, commencing on the second business day following the potential merger and ending on the five year anniversary thereafter. The Elevation Warrants were not valued at the date of grant due to the contingency relating to their exercise.

●	Warrants issued between October 3, 2019 and December 29, 2019, in connection with the sale of Series B Units, to purchase 60 shares of the Company’s common stock at an exercise price of $8.50 per share (the “Series B Warrants”), exercisable for a period of five years from October 3, 2019. These warrants have not yet been presented by the holders for exchange with 2020 Series B Offering Warrants (See Note 11).

●	Warrants issued on July 16, 2020, in connection with Series B Preferred Stock Offering (See Note 11), to purchase 2,132,573 shares of the Company’s common stock at an exercise price of $5.00 per share (the “2020 Series B Offering Warrants”), exercisable beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company (or any of its subsidiaries) and its parent company, FCCG, and will expire on July 16, 2025. The Series B Offering Warrants were valued at $2,162,000 at the date of grant.

●	Warrants issued on July 16, 2020, to purchase 2020 Series B Offering Warrants, which would grant the holder the right to purchase 18,990 shares of the Company’s common stock at an exercise price of $5.00 per share (the “2020 Series B Offering Warrants”), exercisable beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company (or any of its subsidiaries) and its parent company, FCCG, and will expire on July 16, 2025. The exercise price to purchase the 2020 Series B Offering Warrant is $0.01 per underlying share of common stock. These warrants were valued at $64,000 at the date of grant.

The Company’s warrant activity for the thirteen weeks ended September 27, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 29, 2019	2,091,652	$3.57	3.6
Grants	2,203,190	$4.96	4.8
Forfeited	(1,788,646)	$2.51	3.8
Warrants outstanding at September 27, 2020	2,506,196	$5.58	4.5
Warrants exercisable at September 27, 2020	307,758	$9.57	2.6

The range of assumptions used to establish the value of the warrants using the Black-Scholes valuation model are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	3.80 - 5.00

In addition to the warrants to purchase common stock described above, the Company has also granted the following warrants on other securities to the underwriters in connection with the Series B Preferred Stock Offering (See Note 11):

●	Warrants issued on July 16, 2020, to purchase 3,600 shares of the Company’s Series B Preferred Stock at an exercise price of $24.95 per share, exercisable beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company (or any of its subsidiaries) and its parent company, FCCG, and will expire on July 16, 2025. The Series B Offering Warrants were valued at $2,000 at the date of grant.

Note 16. DIVIDENDS ON COMMON STOCK

Our Board of Directors did not declare a dividend on common stock during the thirty-nine weeks ended September 27, 2020.

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

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, the “Original Defendants”) were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the “Rojany Case”), in the Superior Court of the State of California, County of Los Angeles. On July 31, 2018, the Rojany Case was designated as complex, pursuant to Rule 3.400 of the California Rules of Court and assigned the matter to the Complex Litigation Program. On August 2, 2018, the Original Defendants were named defendants in a second putative class action lawsuit, Alden v. FAT Brands, Case No. BC716017 (the “Alden Case”), filed in the same court. On September 17, 2018, the Rojany and Alden Cases were consolidated under the Rojany Case number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin (“Plaintiffs”) filed a First Amended Consolidated Complaint against FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. On November 13, 2018, Defendants filed a Demurrer to First Amended Consolidated Complaint. On January 25, 2019, the Court sustained Defendants’ Demurrer to First Amended Consolidated Complaint with Leave to Amend in Part. Plaintiffs filed a Second Amended Consolidated Complaint on February 25, 2019. On March 27, 2019, Defendants filed a Demurrer to the Second Amended Consolidated Complaint. On July 31, 2019, the Court sustained Defendants’ Demurrer to the Second Amended Complaint in Part, narrowing the scope of the case. Defendants filed their Answer to the Second Amended Consolidated Complaint on November 12, 2019. Thereafter, plaintiffs Alden, Hazelton-Harrington and Marin, voluntarily dismissed their claims without prejudice, leaving only plaintiff Rojany as the putative class representative plaintiff (“Plaintiff”). On January 29, 2020, Plaintiff filed a Motion for Class Certification. On October 8, 2020, the Court denied Plaintiff’s Motion for Class Certification. Defendants dispute Plaintiff’s allegations and will continue to vigorously defend themselves in this litigation. Defendants estimate that Plaintiff’s individual compensatory rescissory damages do not exceed $5,000 (inclusive of interest, but exclusive of any recoverable costs and fees).

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Original Defendants. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case. Defendants filed a Motion to Dismiss First Amended Class Action Complaint, or, in the Alternative, to Stay the Action In Favor of a Prior Pending Action. On June 14, 2019, the Court denied Defendants’ motion to stay but granted Defendants’ motion to dismiss the First Amended Class Action Complaint, with Leave to Amend. Lead Plaintiffs filed a Second Amended Class Action Complaint on August 5, 2019. On September 9, 2019, Defendants’ filed a Motion to Dismiss the Second Amended Class Action Complaint. On December 17, 2019, the Court granted Defendants’ Motion to Dismiss the Second Amended Class Action Complaint in Part, Without Leave to Amend. The allegations remaining in Vignola are substantively identical to those remaining in the Rojany Case. Defendants filed their Answer to the Second Amended Class Action Complaint on January 14, 2020. On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification. By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. By order entered April 1, 2020, the Court set various deadlines for the case, including a fact discovery cut-off of December 29, 2020, expert discovery cut-off of February 23, 2021 and trial date of March 30, 2021. On July 16, 2020, the parties reached an agreement in principle to settle this case, pursuant to which lead plaintiffs will dismiss their claims against defendants with prejudice in exchange for a payment by or on behalf of defendants of $75,000. On September 25, 2020, the parties executed a Settlement Agreement and Mutual Release memorializing the aforementioned agreement in principle to settle this case. On October 13, 2020, the Court ordered the stipulated dismissal of this action, with prejudice, in its entirety.

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

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs.

Note 18. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
United States	$3,500	$5,364	$9,773	$14,435
Other countries	589	1,120	1,846	2,818
Total revenues	$4,089	$6,484	$11,619	$17,253

Revenues are shown based on the geographic location of our franchisees’ restaurants. All our assets are located in the United States.

During the thirty-nine weeks ended September 27, 2020 and September 29, 2019, no individual franchisee accounted for more than 10% of the Company’s revenues.

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

NOTE 20. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from September 27, 2020 through the date of issuance of these financial statements. During this period, the Company did not have any significant subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen and thirty-nine weeks ended September 27, 2020 and September 29, 2019, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 28, 2020 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees have temporarily closed some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination of these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption, and also the longer-term effects on our business and economic growth and consumer demand in the U.S. and worldwide. In the future, the effects of COVID-19 may continue to materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time.

During the thirty-nine weeks ended September 27, 2020, the Company recorded goodwill impairment charges of $1,462,000 and tradename impairment charges of $2,465,000 relating to the Ponderosa, Yalla and Bonanza brands. As additional information becomes available regarding the potential impact and the duration of the negative financial effects of the current pandemic, the Company may determine that additional impairment adjustments to the recorded value of trademarks, goodwill and other intangible assets may be necessary.

Executive Overview

Business overview

FAT Brands Inc., formed in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), is a leading multi-brand restaurant franchising company that develops, markets, and acquires predominantly fast casual restaurant concepts around the world. On October 20, 2017, we completed an initial public offering and issued additional shares of common stock representing 20 percent of our ownership (the “Initial Public Offering”). As of September 27, 2020, FCCG continues to control a significant voting majority of the Company.

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

As of September 27, 2020, the Company owns nine restaurant brands: Fatburger, Johnny Rockets, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, Elevation Burger and Yalla Mediterranean, that franchise over 700 restaurant locations worldwide.

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

Results of Operations of FAT Brands Inc.

The following table summarizes key components of our combined results of operations for the thirteen weeks and thirty-nine weeks ended September 27, 2020 and September 29, 2019. The results of Elevation Burger were not included in the consolidated operations of the Company prior to its acquisition, which occurred on June 19, 2019. The results of Johnny Rockets are included in the consolidation financial statements of the Company beginning September 21, 2020.

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Statement of operations data:

Revenues
Royalties	$3,156	$3,937	$8,678	$11,064
Franchise fees	122	1,272	571	2,578
Store opening fees	-	109	-	398
Advertising fees	803	1,151	2,347	3,159
Management fees and other income	8	15	23	54
Total revenues	4,089	6,484	11,619	17,253

Costs and expenses
General and administrative expenses	2,990	3,422	10,626	9,242
Advertising expenses	814	1,151	2,358	3,159
Impairment of assets	753	-	3,927	-
Refranchising restaurant losses (gains)	325	(902)	1,869	(851)
Costs and expenses	4,882	3,671	18,780	11,550

(Loss) income from operations	(793)	2,813	(7,161)	5,703

Other income (expense), net	206	(2,031)	(1,433)	(5,514)

(Loss) income before income tax (benefit) expense	(587)	782	(8,594)	189

Income tax (benefit) expense	(19)	(372)	(1,405)	253

Net (loss) income	$(568)	$1,154	$(7,189)	$(64)

For the thirty-nine weeks ended September 27, 2020 and September 29, 2019:

Net Loss - Net loss for the thirty-nine weeks ended September 27, 2020 totaled $7,189,000 consisting of revenues of $11,619,000 less costs and expenses of $18,780,000, other expense of $1,433,000 and income tax benefit of $1,405,000. Net loss for the thirty-nine weeks ended September 29, 2019 totaled $64,000 consisting of revenues of $17,253,000 less costs and expenses of $11,550,000, other expense of $5,514,000 and income tax expense of $253,000.

Revenues - Revenues consist of royalties, franchise fees, store opening fees, advertising fees and other revenues. We had revenues of $11,619,000 for the thirty-nine weeks ended September 27, 2020 compared to $17,253,000 for the thirty-nine weeks ended September 29, 2019. The decrease of $5,634,000 reflects the negative effects of the COVID-19 pandemic on royalties from restaurant sales and the adoption of a preferred application of ASC 606 related to the recognition of franchise and store opening fees (See Note 2 in the accompanying consolidated financial statements).

Costs and Expenses - Costs and expenses consist primarily of general and administrative costs, advertising expense, impairment charges and refranchising restaurant losses(gains). Our costs and expenses increased from $11,550,000 in the first thirty-nine weeks of 2019 to $18,780,000 in the comparable period of 2020.

For the thirty-nine weeks ended September 27, 2020, our general and administrative expenses totaled $10,626,000, compared to $9,242,000 for the thirty-nine weeks ended September 29, 2019. The increase in the amount of $1,384,000 was primarily the result of an increase in provisions for bad debts in the amount of $1,150,000 related to the effects of the COVID-19 pandemic; an increase in depreciation and amortization of $228,000; and an increase in public company related expenses of $382,000.

Advertising expenses totaled $2,358,000 during the first thirty-nine weeks of 2020 with $3,159,000 during the comparable 2019 period, representing a decrease in advertising expense of $801,000. These expenses vary in relation to the advertising revenue and have been affected by the decrease in customer activity due to the COVID-19 pandemic.

In response to the adverse effects of COVID-19, we considered whether goodwill and other intangible assets needed to be evaluated for impairment as of September 27, 2020. We have previously recorded goodwill impairment charges of $1,462,000 and tradename impairment charges of $1,712,000 relating to the Ponderosa and Bonanza brands on June 28, 2020. As of September 27, 2020, we determined that an additional $753,000 of impairment loss was necessary relating to the Yalla brand. There were no impairment charges in the comparable period of 2019.

During the thirty-nine weeks ended September 27, 2020, our refranchising efforts resulted in a net loss in the amount of $1,869,000 compared to gains of $851,000 for the thirty-nine weeks ended September 29, 2019. The 2020 period included operating expenses, net of food sales, in the amount of $1,114,000, a gain of $560,000 relating to the sale and refranchising of four restaurant locations, a loss of $615,000 on the closure and disposition of three restaurant locations and the establishment of a reserve of $700,000 relating to a prior sale. The 2019 period included gains on the sale and refranchising of two locations in the amount of $2,249,000 which were partially offset by restaurant operating expenses, net of food sales, in the amount of $1,398,000.

Other Expense (net) - Other net expense for the thirty-nine weeks ended September 27, 2020 totaled $1,433,000 and consisted primarily of net interest expense of $3,285,000 and costs related to the acquisition of Johnny Rockets in the amount of $574,000, which were partially offset by income in the amount of $887,000 from the change in fair value of the derivative liability relating to the conversion feature of the Series A Preferred Stock; and a revaluation of a contingent purchase price payable, resulting in a gain of $1,680,000. Other net expense for the thirty-nine weeks ended September 29, 2019 totaled $6,050,000 and consisted primarily of net interest expense of $5,357,000.

Income Tax (Benefit) Expense - We recorded an income tax benefit of $1,405,000 for the thirty-nine weeks ended September 27, 2020 compared to income tax expense of $253,000 for the thirty-nine weeks ended September 29, 2019. These tax results were based on a net loss before taxes of $8,594,000 for 2020 compared to net income before taxes of $189,000 for 2019.

For the thirteen weeks ended September 27, 2020 and September 29, 2019:

Net (Loss) Income - Net loss for the thirteen weeks ended September 27, 2020 totaled $568,000 consisting of revenues of $4,089,000 less costs and expenses of $4,882,000, other income of $206,000 and income tax benefit of $19,000. Net income for the thirteen weeks ended September 29, 2019 totaled $1,154,000 consisting of revenues of $6,484,000 less costs and expenses of $3,671,000, other expense of $2,031,000 and an income tax benefit of $372,000.

Revenues - Revenues consist of royalties, franchise fees, advertising fees and other revenue. We had revenues of $4,089,000 for the thirteen weeks ended September 27, 2020 compared to $6,484,000 for the thirteen weeks ended September 29, 2019. The decrease of $2,268,000 reflects the negative effects of the COVID-19 pandemic on royalties from restaurant sales and the adoption of a preferred application of ASC 606 related to the recognition of store opening fees (See Note 2 in the accompanying consolidated financial statements). The majority of the decrease in recognized franchise fees from 2019 to 2020 was the result of the recognition of revenue from franchisee forfeitures of non-refundable deposits during the 2019 period without comparable activity in 2020.

Costs and Expenses - Costs and expenses consist primarily of general and administrative costs, advertising expense and restaurant refranchising gains or losses. Our costs and expenses increased from $3,671,000 in the third quarter of 2019 to $4,882,000 in the third quarter of 2020.

For the thirteen weeks ended September 27, 2020, our general and administrative expenses totaled $2,990,000, compared to $3,422,000 for the thirteen weeks ended September 29, 2019. The decrease in the amount of $432,000 was primarily the result of decreases in compensation, travel and professional fees, partially offset by increases in occupancy costs and public company related expenses.

Advertising expenses totaled $814,000 during the third quarter of 2020, compared with $1,151,000 during the prior year period, representing a decrease in advertising expense of $337,000. These expenses vary in relation to the advertising revenue recognized.

In response to the adverse effects of COVID-19, we considered whether goodwill and other intangible assets needed to be evaluated for impairment as of September 27, 2020. As a result of this analysis, during the thirteen weeks ended September 27, 2020, the Company recorded an impairment loss of $753,000 relating to the Yalla trademarks. There were no impairment charges in the comparable period of 2019.

During the third quarter of 2020, our refranchising efforts resulted in a net loss in the amount of $325,000 compared to a gain of $902,000 for the thirteen weeks ended September 29, 2019. The 2020 period included operating expenses, net of food sales, in the amount of $330,000, a gain of $1,320,000 relating to the sale and refranchising of two restaurant locations, a loss of $615,000 on the closure and disposition of three restaurant locations and the establishment of a reserve of $700,000 relating to a prior sale. The 2019 period included a gain on the sale and refranchising in the amount of $1,279,000, offset by offset by restaurant operating expenses, net of food sales, in the amount of $377,000.

Other Income (Expense) - Other income for the thirteen weeks ended September 27, 2020 totaled $206,000 and consisted primarily of a gain in the amount of $1,680,000 from the revaluation of a contingent purchase price payable, which was partially offset by acquisition costs in the Johnny Rockets transaction of $574,000; net interest expense of $446,000; and a loss of $374,000, from the change in fair value of the derivative liability relating to the conversion feature of the Series A Preferred Stock. Net other expense for the thirteen weeks ended September 29, 2019 totaled $2,031,000 and consisted primarily of net interest expense of $1,975,000.

Income Tax (Benefit) Expense - We recorded an income tax benefit for the thirteen weeks ended July 28, 2020 of $19,000 and an income tax benefit of $372,000 for the thirteen weeks ended September 29, 2019. These tax results were based on a net loss before taxes of $587,000 for 2020 compared to net income before taxes of $782,000 for 2019. The tax benefit recorded during the third quarter of 2019 reflected updated income tax related estimates and partially reversed tax provisions recorded in prior quarters.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the thirty-nine weeks ended September 27, 2020 consisted of cash provided by borrowings.

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

As of September 27, 2020, we had cash and restricted cash of $14,268,000.

On March 6, 2020, we completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto (collectively, the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,314,000, which consisted of the combined face amount of $40,000,000, net of discounts and debt offering costs. A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Lion Loan and Security Agreement and to pay the Securitization debt offering costs.

On September 21, 2020, the FAT Royalty completed the sale of an additional $40 million of Series 2020-2 Fixed Rate Asset-Backed Notes (the “Series M-2 Notes”), increasing the Company’s Securitization Notes to $80 million. Net proceeds from the issuance of the Series M-2 Notes were $35,241,000, which consist of the face amount of $40,000,000, net of discounts of $3,200,000 and debt offering costs of $1,559,000. Approximately $24,838,000 of the proceeds from the Series M-2 Notes were used to acquire Johnny Rockets. The remaining proceeds from the Securitizations are being used for working capital.

During the second quarter of 2020, the Company received loan proceeds in the amount of $1,532,000 from the Paycheck Protection Program administered by the Small Business Administration (“PPP”) in response to economic difficulties resulting from the outbreak of COVID-19. These loan proceeds relate to FAT Brands Inc. as well as five restaurant locations that were part of the Company’s refranchising program.

On July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell in a public offering (the “Offering”) 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants (the “2020 Series B Warrants”) to purchase common stock at $5.00 per share. The Offering closed on July 16, 2020 with net proceeds to the Company of $8,021,000, which was net of $979,000 in underwriting and offering costs.

While the Company expects the COVID-19 pandemic to continue to negatively impact its business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. However, the Company believes that the working capital from the Securitization, Series B Preferred Stock Offering, and PPP proceeds, combined with royalties and franchise fees collected from the operations of its franchisees, and disciplined management of the Company’ operating expenses, will be sufficient for the twelve months of operations following the issuance of this Form 10-Q.

Comparison of Cash Flows

Our cash and restricted cash balance was $14,268,000 as of September 27, 2020, compared to $25,000 as of December 29, 2019.

The following table summarize key components of our consolidated cash flows for the thirty-nine weeks ended September 27, 2020 and September 29, 2019:

(In thousands)

For the Fiscal Years Ended

	September 27, 2020	September 29, 2019

Net cash (used in) provided by operating activities	$(8,506)	$211
Net cash used in investing activities	(33,124)	(6,680)
Net cash provided by financing activities	55,873	6,127
Increase (decrease) in cash flows	$14,243	$(342)

Operating Activities

Net cash used in operating activities was $8,506,000 during the thirty-nine weeks ended September 27, 2020 compared to cash provided by operating activities of $211,000 for the same period of 2019. Our net loss in 2020 was $7,189,000 compared to a net loss in 2019 of $64,000. The adjustments to reconcile these net losses to net cash used in or provided by operating activities were a negative adjustment of $1,317,000 in 2020 compared to a positive adjustment of $275,000 in 2019. The primary components of the adjustments included:

●	A $312,000 positive adjustment to cash due to an increase in accounts payable, compared to an increase of $2,863,000 in 2019;
●	A positive adjustment to cash due to reserves for bad debts totaling $900,000 in 2020 compared to a negative cash adjustment in 2019 of $91,000 for recoveries of bad debt reserves;
●	A positive adjustment to cash of $3,927,000 due to impairment charges recorded during the thirty-nine weeks ended September 27, 2020. There were no impairments recorded during the 2019 period;
●	A positive adjustment to cash due to accretion expense related to each of the following: (i) the term loan, (ii) the preferred shares, and (iii) the acquisition purchase price payables totaling $1,017,000 compared to $2,192,000 in 2019;
●	A negative adjustment to cash due to a decrease in dividends payable on preferred stock of $809,000 compared to a positive adjustment of $992,000 in 2019;
●	A negative adjustment to cash due to a decrease in deferred income of $446,000 compared to a decrease of $2,129,000 in 2019;
●	A negative adjustment to cash due to a gain on the adjustment of contingent consideration payable of $1,680,000, without comparable activity in 2019;
●	A negative adjustment to cash due to a change in the fair value of the derivative liability resulting from the conversion feature of preferred stock in the amount of $887,000. There was no comparable value in 2019; and
●	A negative adjustment to cash due to a change in accrued interest receivable from and affiliate in the amount of $2,613,000 for 2020, compared to a decrease of $1,332,000 in 2019

Investing Activities

Net cash used in investing activities totaled $33,124,000 during the thirty-nine weeks ended September 27, 2020 compared to a cash used of $6,680,000 during the same period of 2019. We invested cash of $23,944,000 (net of cash acquired) in the Johnny Rockets transaction during the thirty-nine weeks ended September 27, 2020, compared to a cash investment of $2,332,000 in 2019 for the acquisition of Elevation Burger. During 2020, we made advances to affiliates in the amount of $10,103,000 compared to advances of $6,009,000 during 2019.

Financing Activities

Net cash from financing activities totaled $55,873,000 during the thirty-nine weeks ended September 27, 2020 compared to $6,127,000 during the same period of 2019. Proceeds from borrowings were $51,023,000 higher in 2020 than in 2019 due to our $80,000,000 whole business securitization. We also issued preferred stock in 2020, resulting in net cash proceeds of $8,021,000. Our repayments of borrowings were $7,724,000 higher in 2020 than in 2019.

Dividends

Our Board of Directors did not declare any dividends on our common stock during the thirty-nine weeks ended September 27, 2020.

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

Securitization

On March 6, 2020, we completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto (collectively, the “Indenture”).

The Securitization Notes issued in March 2020 consist of the following (the “Series AB Notes”):

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series AB Notes were $37,314,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,440,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Series AB Notes.

A portion of the proceeds from the Series AB Notes were used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “Lion”) and to pay Securitization debt offering costs. The remaining proceeds from the Securitization were available for working capital.

On September 21, 2020, FAT Royalty completed the sale of an additional $40 million of Series 2020-2 Fixed Rate Asset-Backed Notes (the “Series M-2 Notes”), increasing our Securitization Notes to $80 million.

The Series M-2 Notes consist of the following:

Note	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

M-2	Subordinated	$40,000,000	9.75%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series M-2 Notes were $35,241,000, which consists of the face amount of $40,000,000, net of discounts of $3,200,000 and debt offering costs of $1,559,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Series AB Notes. We used approximately $24,838,000 to acquire Johnny Rockets and the balance of the proceeds were available as working capital.

The Series M-2 Notes are subordinate to the Series A-2 Notes and Series B-2 Notes. All Securitization Notes issued under the Base Indenture are secured by an interest in substantially all of the assets of FAT Royalty, including the Johnny Rockets companies, contributed to FAT Royalty and are obligations only of FAT Royalty under the Base Indenture and not obligations of the Company.

While the Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis, with the scheduled principal payments of $1,000,000 per quarter on each of the Series A-2 and Series B-2 Notes and $200,000 per quarter on the Series M-2 Notes beginning the second quarter of 2021. It is expected that the Securitization Notes will be repaid prior to the Final Legal Maturity Date, with the anticipated repayment date occurring in January 2023 for the A-2 Notes, October 2023 for the B-2 Notes and April 2026 for the Series M-2 Notes (the “Anticipated Repayment Dates”). If we have not repaid or refinanced the Securitization Notes prior to the applicable Anticipated Repayment Date, additional interest expense will begin to accrue and all additional proceeds will be utilized for additional amortization, as defined in the Indenture.

In connection with the Securitization, FAT Royalty and each of the Franchise Entities (as defined in the Indenture) entered into a Management Agreement with the Company, dated as of the Closing Date (the “Management Agreement”), pursuant to which we agreed to act as manager of FAT Royalty and each of the Franchise Entities. The Management Agreement provides for a management fee payable monthly by FAT Royalty to the Company in the amount of $200,000, subject to three percent (3%) annual increases (the “Management Fee”). The primary responsibilities of the manager are to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Franchise Entities pursuant to the Management Agreement.

The Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the Franchise Entities. The restrictions placed on the FAT Royalty subsidiaries require that the Securitization principal and interest obligations have first priority, after the payment of the Management Fee and certain other FAT Royalty expenses (as defined in the Indenture), and amounts are segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly debt service is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries. As of September 27, 2020, we were in compliance with these covenants.

The Notes have not been and will not be registered under the Securities Act or the securities laws of any jurisdiction.

The Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the Indenture. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, we may voluntarily prepay, in part or in full, the Notes in accordance with the provisions in the Indenture.

Capital Expenditures

As of September 27, 2020, we do not have any material commitments for capital expenditures.

Critical Accounting Policies and Estimates

Franchise Fees: The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires us to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which includes the transfer of the franchise license. The services provided by us are highly interrelated with the franchise license and are considered a single performance obligation. Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement on a straight-line basis. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees.

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers between franchisees. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, at which point the franchise fee revenue is recognized for non-refundable deposits.

Store opening fees – Prior to September 29, 2019, we recognized store opening fees in the amount of $35,000 to $60,000 per store from the up-front fees collected from franchisees upon store opening. The amount of the fee was dependent on brand and location (generally domestic versus international stores). The remaining balance of the up-front fees were then amortized as franchise fees over the life of the franchise agreement. If the fees collected were less than the respective store opening fee amounts, the full up-front fees were recognized at store opening. The store opening fees were based on our out-of-pocket costs for each store opening and are primarily comprised of labor expenses associated with training, store design, and supply chain setup. International fees recognized were higher due to the additional cost of travel.

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

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. The Company recorded impairment charges in the amount of $3,927,000 relating to goodwill and other intangible assets as of September 27, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 27, 2020, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our combined subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended September 27, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eric Rojany, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC708539, and Daniel Alden, et al. v. FAT Brands Inc., et al., Superior Court of California for the County of Los Angeles, Case No. BC716017.

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, the “Original Defendants”) were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the “Rojany Case”), in the Superior Court of the State of California, County of Los Angeles. On July 31, 2018, the Rojany Case was designated as complex, pursuant to Rule 3.400 of the California Rules of Court and assigned the matter to the Complex Litigation Program. On August 2, 2018, the Original Defendants were named defendants in a second putative class action lawsuit, Alden v. FAT Brands, Case No. BC716017 (the “Alden Case”), filed in the same court. On September 17, 2018, the Rojany and Alden Cases were consolidated under the Rojany Case number. On October 10, 2018, plaintiffs Eric Rojany, Daniel Alden, Christopher Hazelton-Harrington and Byron Marin (“Plaintiffs”) filed a First Amended Consolidated Complaint against FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, “Defendants”), thereby removing Marc L. Holtzman, Squire Junger, Silvia Kessel and Jeff Lotman as defendants. On November 13, 2018, Defendants filed a Demurrer to First Amended Consolidated Complaint. On January 25, 2019, the Court sustained Defendants’ Demurrer to First Amended Consolidated Complaint with Leave to Amend in Part. Plaintiffs filed a Second Amended Consolidated Complaint on February 25, 2019. On March 27, 2019, Defendants filed a Demurrer to the Second Amended Consolidated Complaint. On July 31, 2019, the Court sustained Defendants’ Demurrer to the Second Amended Complaint in Part, narrowing the scope of the case. Defendants filed their Answer to the Second Amended Consolidated Complaint on November 12, 2019. Thereafter, plaintiffs Alden, Hazelton-Harrington and Marin, voluntarily dismissed their claims without prejudice, leaving only plaintiff Rojany as the putative class representative plaintiff (“Plaintiff”). On January 29, 2020, Plaintiff filed a Motion for Class Certification. On October 8, 2020, the Court denied Plaintiff’s Motion for Class Certification. Defendants dispute Plaintiff’s allegations and will continue to vigorously defend themselves in this litigation. Defendants estimate that Plaintiff’s individual compensatory rescissory damages do not exceed $5,000 (inclusive of interest, but exclusive of any recoverable costs and fees).

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. On October 23, 2018, Charles Jordan and David Kovacs (collectively, “Lead Plaintiffs”) moved to be appointed lead plaintiffs, and the Court granted Lead Plaintiffs’ motion on November 16, 2018. On January 15, 2019, Lead Plaintiffs filed a First Amended Class Action Complaint against the Original Defendants. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case. Defendants filed a Motion to Dismiss First Amended Class Action Complaint, or, in the Alternative, to Stay the Action In Favor of a Prior Pending Action. On June 14, 2019, the Court denied Defendants’ motion to stay but granted Defendants’ motion to dismiss the First Amended Class Action Complaint, with Leave to Amend. Lead Plaintiffs filed a Second Amended Class Action Complaint on August 5, 2019. On September 9, 2019, Defendants’ filed a Motion to Dismiss the Second Amended Class Action Complaint. On December 17, 2019, the Court granted Defendants’ Motion to Dismiss the Second Amended Class Action Complaint in Part, Without Leave to Amend. The allegations remaining in Vignola are substantively identical to those remaining in the Rojany Case. Defendants filed their Answer to the Second Amended Class Action Complaint on January 14, 2020. On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification. By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. By order entered April 1, 2020, the Court set various deadlines for the case, including a fact discovery cut-off of December 29, 2020, expert discovery cut-off of February 23, 2021 and trial date of March 30, 2021. On July 16, 2020, the parties reached an agreement in principle to settle this case, pursuant to which lead plaintiffs will dismiss their claims against defendants with prejudice in exchange for a payment by or on behalf of defendants of $75,000. On September 25, 2020, the parties executed a Settlement Agreement and Mutual Release memorializing the aforementioned agreement in principle to settle this case. On October 13, 2020, the Court ordered the stipulated dismissal of this action, with prejudice, in its entirety.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On August 4, 2020, the Company issued a total of 35,928 shares of common stock at a value of $3.34 per share to certain of the non-employee members of the board of directors upon the election of each director to receive his cash director fees in the form of common stock of the Company at market value at the time the election is made.

The issuance of these shares to the directors was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The directors acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

2.1	Stock Purchase Agreement, dated August 12, 2020, by and between FAT Brands Inc. and Sundae Group Holdings I, LLC	8-K	2.1	08/17/2020
3.1	Amended and Restated Certificate of Designation of Rights and Preferences of Series B Cumulative Preferred Stock, filed on July 15, 2020	8-K	3.1	07/16/2020
4.1	Series 2020-2 Supplement to Base Indenture, dated September 21, 2020, by and among FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee.	8-K	4.2	09/25/2020
4.2	Supplement Number One to Base Indenture, dated September 21, 2020, by and among FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee.	8-K	4.3	09/25/2020
10.1	Warrant Agency Agreement, dated July 16, 2020, between the Company and VStock Transfer, LLC, to act as the Warrant Agent (including the form of Warrant Certificate)	8-K	10.1	07/16/2020
10.2	Stock Redemption Agreement, dated July 13, 2020, by and between FAT Brands Inc. and Trojan Investments LLC				X
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X (Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

November 12, 2020	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2020	By	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer
(Principal Financial and Accounting Officer)

