Form 10-K
period 2020-12-27
Fat Brands, Inc
filed 2021-03-29
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of voting common stock held by non-affiliated stockholders as of June 28, 2020 was approximately $13,424,000.

As of March 26, 2021, there were 12,029,264 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets and acquires primarily quick-service, fast casual and casual dining restaurant concepts around the world. Organized in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), we completed our initial public offering on October 20, 2017 and issued additional shares of common stock representing 20 percent of our ownership upon completion of the offering. During the fourth quarter of 2020, we completed a transaction in which FCCG merged into a wholly owned subsidiary of ours, and we became the parent company of FCCG.

As a franchisor, we generally do not own or operate restaurant locations, but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. We believe that this “asset light” franchisor model provides the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk, such as long-term real estate commitments or capital investments. Our scalable management platform enables us to add new stores and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant corporate overhead synergies. The acquisition of additional brands and restaurant concepts as well as expansion of our existing brands are key elements of our growth strategy.

As of December 27, 2020, we were the owner and franchisor of the following restaurant brands:

Fatburger. Founded in Los Angeles, California in 1947, Fatburger (The Last Great Hamburger Stand) has, throughout its history, maintained its reputation as an iconic, all-American, Hollywood favorite hamburger restaurant serving a variety of freshly made-to-order, customizable, big, juicy, and tasty Fatburgers, Turkeyburgers, Chicken Sandwiches, Impossible™ Burgers, Veggieburgers, French fries, onion rings, soft-drinks and milkshakes. With a legacy spanning over 70 years, Fatburger’s dedication to superior quality inspires robust loyalty amongst its customer base and has long appealed to American cultural and social leaders. We have counted many celebrities and athletes as past franchisees and customers, and we believe this prestige has been a principal driver of the brand’s strong growth. Fatburger offers a premier dining experience, demonstrating the same dedication to serving gourmet, homemade, custom-built burgers as it has since 1947. As of December 27, 2020, there were 182 franchised and sub-franchised Fatburger locations globally.

Johnny Rockets. Founded in 1986 on iconic Melrose Avenue in Los Angeles, Johnny Rockets is a world-renowned, international restaurant franchise that offers high quality, innovative menu items including Certified Angus Beef® cooked-to-order hamburgers, Boca Burger®, chicken sandwiches, crispy fries and rich, delicious hand-spun shakes and malts. This dynamic lifestyle brand offers friendly service and upbeat music contributing to the chain’s signature atmosphere of relaxed, casual fun. We acquired the Johnny Rockets brand on September 21, 2020 and began consolidating Johnny Rockets’ financial results on that date. As of December 27, 2020, there were 316 franchised and nine corporate-owned Johnny Rockets locations globally. The corporate-owned locations are part of the Company’s refranchising program.

Buffalo’s Cafe. Established in Roswell, Georgia in 1985, Buffalo’s Cafe (Where Everyone is Family) is a family-themed casual dining concept known for its chicken wings and 13 distinctive homemade wing sauces, burgers, wraps, steaks, salads and other classic American cuisine. Featuring a full bar and table service, Buffalo’s Cafe offers a distinctive dining experience affording friends and family the flexibility to share an intimate dinner together or to casually watch sporting events while enjoying extensive menu offerings. Beginning in 2011, Buffalo’s Express was developed and launched as a fast-casual, smaller footprint variant of Buffalo’s Cafe offering a limited version of the full menu with an emphasis on chicken wings, wraps and salads. Current Buffalo’s Express outlets are co-branded with Fatburger locations, providing our franchisees with complementary concepts that share kitchen space and result in a higher average unit volume (compared to stand-alone Fatburger locations). As of December 27, 2020, there were 16 franchised Buffalo’s Cafe and 112 co-branded Fatburger / Buffalo’s Express locations globally.

Ponderosa & Bonanza Steakhouse. Ponderosa Steakhouse, founded in 1965, and Bonanza Steakhouse, founded in 1963 (collectively, “Ponderosa”), offer the quintessential American steakhouse experience, for which there is strong and growing demand in international markets, particularly in Asia and the Middle East. Ponderosa and Bonanza Steakhouses offer guests a high-quality buffet and broad array of great tasting, affordably priced steak, chicken and seafood entrées. Buffets at Ponderosa and Bonanza Steakhouses feature a large variety of all you can eat salads, soups, appetizers, vegetables, breads, hot main courses and desserts. An additional variation of the brand, Bonanza Steak & BBQ, offers a full-service steakhouse with fresh farm-to-table salad bar and a menu showcase of USDA flame-grilled steaks and house-smoked BBQ, with contemporized interpretations of traditional American classics. As of December 27, 2020, there were 70 Ponderosa and Bonanza franchised locations globally.

Hurricane Grill & Wings. Founded in Fort Pierce, Florida in 1995, Hurricane Grill & Wings is a tropical beach themed casual dining restaurant known for its fresh, jumbo, chicken wings, 35 signature sauces, burgers, bowls, tacos, salads and sides. Featuring a full bar and table service, Hurricane Grill & Wings’ laid-back, casual, atmosphere affords family and friends the flexibility to enjoy dining experiences together regardless of the occasion. The acquisition of Hurricane Grill & Wings has been complementary to FAT Brands existing portfolio chicken wing brands, Buffalo’s Cafe and Buffalo’s Express. As of December 27, 2020, there were 48 franchised Hurricane Grill & Wings and one franchised Hurricane BTWs (Hurricane’s fast-casual burgers, tacos & wings concept) locations in the United States.

Yalla Mediterranean. Founded in 2014, Yalla Mediterranean is a Los Angeles-based restaurant chain specializing in authentic, healthful, Mediterranean cuisine with an environmentally conscience and focus on sustainability. The word “yalla” which means “let’s go” is embraced in every aspect of Yalla Mediterranean’s culture and is a key component of our concept. Yalla Mediterranean offers a healthful Mediterranean menu of wraps, plates, and bowls in a fast-casual setting, with cuisine prepared fresh daily using, GMO-free, local ingredients for a menu that includes vegetarian, vegan, gluten-free and dairy-free options accommodating customers with a wide variety of dietary needs and preferences. The brand demonstrates its commitment to the environment by using responsibly sourced proteins and utensils, bowls and serving trays made from compostable materials. Each of Yalla’s three locations in California also feature on-tap selections of craft beers and fine wines. We intend to expand the business through additional franchising.

Elevation Burger. Established in Northern Virginia in 2002, Elevation Burger is a fast-casual burger, fries, and shakes chain that provides its customers with healthier, “elevated” food options. Serving grass-fed beef, organic chicken, and French fries cooked using a proprietary olive oil-based frying method, Elevation maintains environmentally friendly operating practices including responsible sourcing of ingredients, robust recycling programs intended to reduce carbon footprint, and store décor constructed of eco-friendly materials. The acquisition of Elevation Burger in June 2019 aligns with our corporate mission of providing fresh, authentic and tasty products to the customers of our franchisees and complements our existing burger brand, Fatburger. The Company acquired the Elevation Burger brand on June 19, 2019 and began consolidating Elevation Burger’s financial results effective with that date. As of December 27, 2020, there were 43 franchised Elevation Burger locations globally.

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

Our franchisee base consisted of 326 franchisees as of December 27, 2020. Of these franchisees, 87 own multiple restaurant locations. System wide, our franchisees operated 679 restaurants as of December 27, 2020 with store level sales in excess of $312 million in 2020. As of December 27, 2020, we had 34 units under construction and a development pipeline of over 200 new units which remain to be completed.

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

Competitive Strengths

We believe that our competitive strengths include:

●	Management Platform Built for Growth. We have developed a robust and comprehensive management and systems platform designed to support the expansion of our existing brands while enabling the accretive and efficient acquisition and integration of additional restaurant concepts. We dedicate our considerable resources and industry knowledge to promote the success of our franchisees, offering them multiple support services such as public relations, marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support. Furthermore, our platform is scalable and adaptable, allowing us to incorporate new concepts into the FAT Brands family with minimal incremental corporate costs. We intend to grow our existing brands as well as make strategic and opportunistic acquisitions that complement our existing portfolio of concepts providing an entrance into targeted restaurant segments. We believe that our platform is a key differentiator in pursuing this strategy.

●	Asset Light Business Model Driving High Free Cash Flow Conversion. We maintain an “asset light” business model requiring minimal capital expenditures by franchising our restaurant concepts to our owner / operators. The multi-brand franchisor model also enables us to efficiently scale the number of restaurant locations with very limited incremental corporate overhead and minimal exposure to store-level risk, such as long-term real estate commitments and increases in employee wage costs. Our multi-brand approach also gives us the organizational depth to provide a host of services to our franchisees, which we believe enhances their financial and operational performance. As a result, new store growth and accelerating financial performance of the FAT Brands network drive increases in our franchise fee and royalty revenue streams while expanding profit and free cash flow margins.

●	Strong Brands Aligned with FAT Brands Vision. We have an enviable track record of delivering Fresh, Authentic, and Tasty meals across our franchise system. Our Fatburger, Johnny Rockets and Buffalo’s concepts have built distinctive brand identities within their respective segments, providing made-to-order, high-quality food at competitive prices. The Ponderosa and Bonanza brands deliver an authentic American steakhouse experience with which customers identify. Hurricane Grill & Wings offer customers fresh, jumbo chicken wings with an assortment of sauces and rubs in a casual dining atmosphere. Yalla Mediterranean offers a healthful Mediterranean menu of wraps, plates, and bowls in a fast-casual setting. Elevation Burger was the first organic burger chain, serving premium grass-fed beef patties and heart-healthy olive oil fries in a family and eco-friendly environment. Maintaining alignment with the FAT Brands vision across an expanding platform, we believe that our concepts will appeal to a broad base of domestic and global consumers.

6

●

Experienced and Diverse Global Franchisee Network. Our franchise development team has built an attractive pipeline of new potential franchisees, with many experienced restaurant operators and new entrepreneurs eager to join the FAT Brands family.

●	Ability to Cross-Sell Existing Franchisees Concepts from the FAT Brands Portfolio. Our ability to easily and efficiently cross-sell our existing franchisees new brands from our FAT Brands portfolio affords us the ability to grow more quickly and satisfy our existing franchisees’ demands to expand their organizations. By having the ability to offer our franchisees a variety of concepts (i.e., a fast-casual better-burger concept, a fast-casual chicken wing concept, a casual dining concept, a healthful Mediterranean menu concept and steakhouse concepts) from the FAT Brands portfolio, our existing franchisees are able to acquire the rights to, and develop, their respective markets with a well-rounded portfolio of FAT Brands concept offerings affording them the ability to strategically satisfy their respective market demands by developing our various concepts where opportunities are available.

●

Seasoned and Passionate Management Team. Our management team and employees are critical to our success. Our senior leadership team is highly experienced in the restaurant industry, and many have been a part of our team since our acquisition of the Fatburger brand in 2003. In addition, through their holdings, our senior executives own a significant equity interest in the Company, ensuring long-term commitment and alignment with our public shareholders. Our management team is complemented by an accomplished Board of Directors that is highly involved in overseeing our strategic initiatives and implementation.

Growth Strategy

The principal elements of our growth strategy include:

●	Opportunistically Acquire New Brands. Our management platform was developed to cost-effectively and seamlessly scale with new restaurant concept acquisitions. Our recent acquisitions of the Elevation Burger and Johnny Rockets brands are a continuation of this growth strategy. We have identified food categories that appeal to a broad international base of customers, targeting the burgers, chicken, pizza, steak, coffee, sandwich and dessert segments for future growth. We have developed a strong and actionable pipeline of potential acquisition opportunities to achieve our objectives. We seek concepts with established, widely recognized brands; steady cash flows; track records of long-term, good relationships with franchisees; sustainable operating performance; geographic diversification; and growth potential, both geographically and through co-branding initiatives across our portfolio. We approach acquisitions from a value perspective, targeting modest multiples of franchise-level cash flow valuations to ensure that acquisitions are immediately accretive to our earnings prior to anticipated synergies.

●

Optimize Capital Structure to Enable Profitable Growth through Acquisitions. While we believe our existing business can be funded through cash generated from current operations, we intend to finance future acquisitions of restaurant brands through the issuance of debt and equity financing placed with investors and issued directly to sellers of restaurant brands. In fiscal 2020, we launched a whole-business securitization facility and conducted two issuances of notes under the facility, which significantly reduced our net cost of capital. We believe that future issuances of debt under this or a similar facility will enable us to pursue larger and more profitable acquisitions with a reasonable cost of capital.

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

●	Extend Brands into New Segments. We have a strong track record of extending our brands into new segments, and we believe that we have a significant opportunity to capture new markets by strategically adapting our concepts while reinforcing the brand identity. In addition to dramatically expanding the traditional Buffalo’s Cafe customer base through Fatburger / Buffalo’s Express co-branding, we have also begun evaluating opportunities to leverage the Buffalo’s brand by promoting Buffalo’s Express on a stand-alone basis. Furthermore, we have also begun the roll-out of Fat Bars (serving beer, wine, spirits and cocktails), which we are opportunistically introducing to select existing Fatburger locations on a modular basis. Similarly, we plan to create smaller-scale, fast casual Ponderosa and Bonanza concepts, to drive new store growth, particularly internationally.

●	Continue Expanding FAT Brands Internationally. We have a significant global presence, with international franchised stores in 37 countries including 36 states within the United States. We believe that the appeal of our Fresh, Authentic, and Tasty concepts is global, and we are targeting further penetration of Middle Eastern and Asian markets, particularly through leveraging the Fatburger and Elevation brands.

●

Enhance Footprint in Existing Markets through Current Franchisee Networks. We had 326 franchisees who collectively operated 679 restaurants as of December 27, 2020. We anticipate that our new and existing franchisees will open more than 50 new stores annually for at least the next four years. Beyond these existing commitments, we have found that many of our franchisees have grown their businesses over time, increasing the number of stores operated in their organizations and expanding their concept offerings across the FAT Brands portfolio of concepts.

●	Attract New Franchisees in Existing and Unpenetrated Markets. In addition to the large pipeline of new store commitments from current franchisees, we believe the existing markets for our brands are far from saturated and can support a significant increase in units. Furthermore, new franchisee relationships represent the optimal way for our brands to penetrate geographic markets where we do not currently operate. In many cases, prospective franchisees have experience in and knowledge of markets where we are not currently active, facilitating a smoother brand introduction than we or our existing franchisees could achieve independently. We generate franchisee leads through various channels, including franchisee referrals, traditional and non-traditional franchise brokers and broker networks, franchise development advertising, and franchise trade shows and conventions.

●	Explore Strategic Alternatives. We may engage in strategic transactions involving our Company, restaurant brands and franchisees. For example, we may in the future build and develop Company owned restaurants with the intention of selling and refranchising the stores, and build the capacity to offer debt financing to our franchisees to develop additional stores. We may also manage restaurants for our franchisees in exchange for a management fee and manage external restaurant brands that we do not own. In addition, we may at times seek to monetize our investment in restaurant brands that we have acquired and/or developed through a sale or other strategic transaction.

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

Fatburger Franchise Agreements. For Fatburger locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store ($65,000 per store internationally) and a royalty fee of 6% of net sales on a 15-year term. In addition, the franchisee must also pay an advertising fee of 2% of net sales on local marketing and 2% of net sales on international marketing.

Johnny Rockets Franchise Agreements. For Johnny Rockets locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 6% of gross sales on a 15-year term. In addition, the Johnny Rocket’s franchisee agrees to pay an advertising fee of 2% of net sales on local marketing and 2% of net sales to the Johnny Rocket’s advertising fund.

Buffalo’s Franchise Agreements. For Buffalo’s Cafe and Buffalo’s Express locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 6% of gross sales on a 15-year term. In addition, the franchisee agrees to pay an advertising fee of 2% of net sales on local marketing and 2% of net sales to the Buffalo’s Cafe advertising fund.

Ponderosa / Bonanza Franchise Agreements. For Ponderosa and Bonanza locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 5% of net sales on a 15-year term. In addition, the franchisee agrees to pay an advertising fee of 2% of net sales on local marketing and 2% of net sales to a pooled advertising fund.

Hurricane Franchise Agreements. For Hurricane locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 6% of net sales on a 15-year term. In addition, the franchisee must also pay an advertising fee of 2% of net sales on local marketing and 2% of net sales to a pooled advertising fund.

Yalla Mediterranean Franchise Agreements. For franchised Yalla locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 6% of net sales on a 15-year term. In addition, the franchisee must also pay an advertising fee of 2% of net sales on local marketing and 2% of net sales to a pooled advertising fund.

Elevation Burger Franchise Agreements. For franchised Elevation locations, the current franchise agreement provides for an initial franchise fee of $50,000 per store and a royalty fee of 6% of net sales on a 15-year term. In addition, the franchisee must also pay an advertising fee of 2% of net sales on local marketing and 2% of net sales to a pooled advertising fund.

Development Agreements. We use development agreements to facilitate the planned expansion of Fatburger and Buffalo’s restaurants through single and multiple unit development. In addition, through our acquisition of Hurricane, Johnny Rockets and Elevation, we acquired certain development agreements. Each development agreement gives a developer the exclusive right to construct, own and operate stores within a defined area. In exchange, the franchisee agrees to open a minimum number of stores in the area in a prescribed time period. Franchisees that enter into development agreements are required to pay a fee, which is credited against franchise fees due when the store is opened in the future. Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

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

Our team has developed a reliable supply chain and continues to focus on identifying additional back-ups to avoid any possible interruption of service and product globally for our franchisees. We have a regional strategy for ground beef supply to ensure that our franchisees are always serving a proprietary blend of freshly ground and never frozen beef in their stores in the continental United States for Fatburger, while our Elevation Burger franchisees utilize another supplier that provides the organic, grass-fed beef associated with that brand. Internationally, we utilize the same strategy market-by-market in each country in which our franchisees operate. Domestically, our franchisees utilize the same, Southern California based, beef supplier for all of the U.S. Fatburger locations. Similarly, our franchisees utilize the same, South East United States based, beef supplier for Buffalo’s Cafe. Ponderosa and Bonanza Steakhouses franchisees utilize contracted beef suppliers as do those of our Hurricane brand. Internationally, we have a select group of beef suppliers providing product to our franchisees market-by-market for each brand. We utilize the same procurement strategies on behalf of our franchisees for the poultry, produce, and Mediterranean offerings.

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

Employees

As of December 27, 2020, our company, including our subsidiaries, employed approximately 179 people, including approximately 116 people who are employed in restaurants which are being marketed to potential franchisees for resale as part of our refranchising program. We believe that we have good relations with our employees.

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

Risks Related to COVID-19, Health Epidemics and Food Safety

The novel coronavirus (COVID-19) outbreak has disrupted and is expected to continue to disrupt our business, which could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees have closed, or temporarily closed, some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. In addition, the COVID-19 pandemic may make it more difficult for our franchisees to staff restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants for a prolonged period of time.

Our franchisees have temporarily shifted to a “to-go” only operating model at the majority of our Fatburger, Johnny Rockets, Hurricane Grill & Wings, Buffalo’s Café, and Elevation Burger restaurants in the United States, suspending sit-down dining and serving our guests through take-out, drive-thru and delivery. In addition, most of our Ponderosa, Bonanza, and Yalla stores have implemented temporary closures or modified hours. COVID-19 and the economic downturn caused by the pandemic may also materially adversely affect our ability to implement our growth plans, including closures of existing stores if our franchisees cannot continue operating, delays in opening new stores, and delays or inability to finance acquisitions of additional brands and restaurant concepts.

Furthermore, the fear of contracting viruses could cause employees or guests to avoid gathering in public places, which has had, and could further have, longer-term adverse effects on our restaurant guest traffic or the ability to adequately staff restaurants. We could also be adversely affected if government authorities impose longer-term restrictions on public gatherings such as reductions in restaurant capacity, operations of restaurants or mandatory closures. Even if such measures are not implemented and the COVID-19 virus does not continue to spread significantly, the perceived risk of infection or health risk may adversely affect our business, liquidity, financial condition and results of operations.

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

Foodborne illnesses, such as E. coli, hepatitis A, trichinosis and salmonella, occur or may occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking one of our franchisee’s restaurants, or linking our competitors or our industry generally, to instances of foodborne illness or food safety issues could adversely affect our brands and reputations as well as our revenues and profits, and possibly lead to product liability claims, litigation and damages. If a customer of one of our franchisees’ restaurants becomes ill as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues. In addition, instances or allegations of foodborne illness or food safety issues, real or perceived, involving our franchised restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our franchisees’ restaurants, could result in negative publicity that could adversely affect our revenues or the sales of our franchisees. Additionally, allegations of foodborne illness or food safety issues could result in litigation involving us and our franchisees. The occurrence of foodborne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower revenues and margins for us and our franchisees.

Risks Related to Our Franchised Business Model

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

Our success is dependent in part upon our ability to maintain and enhance the value of our brands, consumers’ connection to our brands and positive relationships with our franchisees. We may, from time to time, be faced with negative publicity relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our franchisees or their suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether or not the Company is held to be responsible. The negative impact of adverse publicity relating to one franchised restaurant may extend far beyond that restaurant or franchisee involved to affect some or all of our other franchised restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can manage and control a franchisee’s operations and messaging, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own or franchised operations. Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims would have a material adverse effect on our business, financial condition and results of operations. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

Our brands’ value may be limited or diluted through franchisee and third-party activity.

Although we monitor and regulate franchisee activities under the terms of our franchise agreements, franchisees or other third parties may refer to or make statements about our brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brands. Franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in consumer confusion or dilution of our brands’ value. Any reduction of our brands’ goodwill, consumer confusion, or reputational dilution is likely to impact sales, and could materially and adversely impact our business and results of operations.

Risks Relating to Our Business and Operations

We have significant outstanding indebtedness under our whole-business securitization facility, which requires that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our debt and exposes us to the risk of default and lender remedies.

The principal balance of the indebtedness under our whole-business securitization facility issued by our special purpose subsidiary, FAT Brands Royalty I, LLC (“FAT Royalty”), was $80.0 million as of December 27, 2020. We and FAT Royalty may incur additional indebtedness for various purposes, including to fund future acquisitions and operational needs. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us and FAT Royalty to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the Indenture. If certain covenants are not met, the indebtedness may become partially or fully due and payable on an accelerated schedule.  Our ability to meet the payment obligations under our debt depends on our ability to generate significant cash flow in the future. We cannot assure you that our business will generate cash flow from operations, or that other capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our loan agreements and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets (if any) or seek to raise additional capital. If we are unable to implement one or more of these options, we may not be able to meet these payment obligations, and the imposition of lender remedies could materially and adversely affect our business, financial condition and liquidity.

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

We regard our Fatburger®, Johnny Rockets®, Buffalo’s Cafe®, Ponderosa®, Bonanza®, Hurricane®, and Yalla Mediterranean® service marks, and other service marks and trademarks related to our franchise restaurant businesses, as having critical importance to our future operations and marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our franchised restaurants and services from infringement. We have registered certain trademarks and service marks in the U.S. and foreign jurisdictions. However, from time to time we become aware of names and marks identical or confusingly similar to our service marks being used by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which our franchisees have, or intend to open or franchise, a restaurant. There can be no assurance that these protections will be adequate and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources. We may also face claims of infringement that could interfere with the use of the proprietary knowhow, concepts, recipes, or trade secrets used in our business. Defending against such claims may be costly, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

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

The food products sold by our franchisees and raw materials used in their restaurants are sourced from a variety of domestic and international suppliers. We, along with our franchisees, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food items, raw materials and other supplies to our franchisees’ restaurants could adversely affect the availability, quality and cost of items we use and the operations of our franchisees’ restaurants. Such shortages or disruptions could be caused by inclement weather, natural disasters, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, the price of gasoline, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our franchisees.

A shortage or interruption in the availability of certain food products, raw materials or supplies could increase costs and limit the availability of products critical to our franchisees’ restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales and therefore a reduction in royalty fees to us. In addition, failure by a key supplier or distributor to our franchisees to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any disruption could have an adverse effect on our franchisees and therefore our business. See “Business—Supply Chain.”

Our business may be adversely impacted by changes in consumer discretionary spending, general economic conditions, or consumer behavior.

Purchases at our franchisees’ restaurants are generally discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers of our franchisees’ restaurants, which may be affected by general economic conditions globally or in one or more of the markets we serve. Some of the factors that impact discretionary consumer spending include unemployment rates, fluctuations in the level of disposable income, the price of gasoline, stock market performance, changes in the level of consumer confidence, and long-term changes in consumer behavior related to social distancing behaviors resulting from COVID-19 or other widespread health events. These and other macroeconomic factors could have an adverse effect on sales at our franchisees’ restaurants, which could lead to an adverse effect on our profitability or development plans and harm our financial condition and operating results.

Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchised restaurants.

We currently have franchised restaurants in 37 countries including 36 states within the United States, and we plan to continue to grow internationally. Expansion in international markets may be affected by local economic and market as well as geopolitical conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include:

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

Risks Related to Government Regulation and Litigation

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

Our subsidiary Fog Cutter Acquisition, LLC is a party to environmental litigation which could result in significant legal expenses whether or not it is resolved favorably.

As described in this Annual Report under “Item 3. Legal Proceedings”, our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), is a party to litigation entitled Stratford Holding LLC v. Foot Locker Retail Inc. for alleged environmental contamination stemming from dry cleaning operations on a property which was included in a lease portfolio managed by a former subsidiary of Fog Cutter. The property owners seek damages in the range of $12 million to $22 million in the aggregate from all defendants. The Company is unable to predict the ultimate outcome of this matter, and reserves have been recorded on the balance sheet relating to this litigation. There can be no assurance that Fog Cutter Acquisition, LLC will be successful in defending against this action, and an unfavorable outcome in excess of the reserves could have a material adverse effect on our financial condition and results of operations.

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

In addition, if any governmental authority were to adopt and implement a broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under laws such as the National Labor Relations Act in a manner that is applied generally to franchise relationships (which broader standards in the past have been adopted by U.S. governmental agencies such as the National Labor Relations Board), this could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees. Further, a California law enacted in 2019 adopted an employment classification test to be used when determining employee or independent contractor status which establishes a high threshold to obtain independent contractor status. These laws and any similar laws enacted at the federal, state or local level, could increase our and our franchisees’ labor costs and decrease profitability or could cause employees of our franchisees to be deemed to be our employees.

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

Risks Related to Our Common Stock and Organizational Structure

We are controlled by Fog Cutter Holdings LLC, whose interests may differ from those of our public stockholders.

Fog Cutter Holdings LLC controls approximately 58.4% of the voting power of our Common Stock and has significant influence over our corporate management and affairs and is able to control virtually all matters requiring stockholder approval. It is possible that the interests of Fog Cutter Holdings LLC may, in some circumstances, conflict with our interests and the interests of our other stockholders.

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

We may continue to issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Common Stock, which could depress the price of our Common Stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. We may authorize or issue shares of preferred stock with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. To date we have authorized and outstanding shares of Series A Preferred Stock and Series B Preferred Stock, which have liquidation and dividend rights superior to the rights of our Common Stock. The potential issuance of preferred stock may also delay or prevent a change in control of us, discourage bids for our Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Common Stock.

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

While we have paid cash and stock dividends to holders of our Common Stock during fiscal 2018, 2019 and 2020, our board of directors may, in its sole discretion, decrease the amount or frequency of cash or stock dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our operating subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay cash dividends to our stockholders. Our ability to pay cash dividends will be subject to our consolidated operating results, cash requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to our stockholders, our compliance with covenants and financial ratios related to existing or future indebtedness, and our other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, comprising 6,137 square feet of space, pursuant to a lease that expires on September 29, 2025, as well as an additional 2,915 square feet of space pursuant to a lease amendment that expires on February 29, 2024.

Our administrative and culinary operations for Bonanza and Ponderosa are located in Plano, Texas, where we currently lease and occupy 1,775 square feet of space pursuant to a lease that expires on March 31, 2021.

As part of the Yalla transaction in December 2018, the Company assumed control of seven restaurant properties subject to leases in California being operated as Yalla Mediterranean restaurants, but did not guarantee the leases of the Yalla restaurants. As of December 27, 2020, all of these locations had either been sold to franchisees or closed.

When we acquired Johnny Rockets, we assumed control of nine restaurant locations which are now being marketed as part of our refranchising efforts. Each location is subject to a real estate lease.

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

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, the “Original Defendants”) were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the “Rojany Case”), in the Superior Court of the State of California, County of Los Angeles. Since the time that the case was initially filed, plaintiffs Alden, Hazelton-Harrington and Marin, voluntarily dismissed their claims without prejudice, leaving only plaintiff Rojany as the putative class representative plaintiff (“Plaintiff”). On January 29, 2020, Plaintiff filed a Motion for Class Certification. On October 8, 2020, the Court denied Plaintiff’s Motion for Class Certification. On January 6, 2021, the parties executed a Settlement Agreement and Mutual Release pursuant to which plaintiff agreed to dismiss his individual claims against defendants with prejudice in exchange for a payment by or on behalf of defendants of $50,000. On January 27, 2021, plaintiff filed a request for dismissal of this action, with prejudice, in its entirety.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case. On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification. By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. On September 25, 2020, the parties executed a Settlement Agreement and Mutual Release pursuant to which lead plaintiffs agreed to dismiss their individual claims against defendants with prejudice in exchange for a payment by or on behalf of defendants of $75,000. On October 13, 2020, the Court ordered the stipulated dismissal of this action, with prejudice, in its entirety.

Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-00772-HE)

In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12 million to $22 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery, and the matter is scheduled for trial for November 2021. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.

SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606)

SBN FCCG LLC (“SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (“FCCG”) in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $651,290, which included $225,030 in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $651,290 judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $656,543. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $668,954. In May 2019, the parties agreed to settle the matter for $580,000, which required the immediate payment of $100,000, and the balance to be paid in August 2019. FCCG wired $100,000 to SBN in May 2019, but has not yet paid the remaining balance of $480,000. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 27, 2020, the Company had accrued an aggregate of $5.68 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001 per share (the “Common Stock”), is traded on the NASDAQ Capital Market under the ticker symbol “FAT”.

As of March 13, 2021, there were 49 shareholders of record for our Common Stock. The number of record holders does not include persons who held shares of our Common Stock in nominee or “street name” accounts through brokers.

Dividends

In connection with the acquisition of FCCG by the Company, in December 2020 we declared a special stock dividend (the “Special Dividend”) payable only to holders of our Common Stock, other than FCCG, on the record date, consisting of 0.2319998077 shares of our 8.25% Series B Cumulative Preferred Stock (liquidation preference $25.00 per share) (the “Series B Preferred Stock”) for each outstanding share of Common Stock held by such stockholders. The value of any fractional shares of Series B Preferred Stock was paid in cash and amounted to approximately $29,000. The Special Dividend was paid on December 23, 2020 and resulted in the issuance of 520,145 additional shares of Series B Preferred Stock with a market value on the payment date of approximately $8,885,000.

On February 7, 2019, we declared a stock dividend equal to 2.13% on our common stock, representing the number of shares equal to $0.12 per share of common stock based on the closing price as of February 6, 2019. The stock dividend was paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019. We issued 245,376 shares of common stock at a per share price of $5.64 in satisfaction of the stock dividend. No fractional shares were issued, instead we paid stockholders cash-in-lieu of shares. (See Note 17 in the accompanying audited consolidated financial statements). Unless otherwise noted, the common stock share and share price information presented in this Form 10-K for periods prior to February 28, 2019 have been adjusted retrospectively to reflect the impact of the stock dividend.

The declaration and payment of future dividends will be at the sole discretion of the board of directors. In determining the amount of any future dividends, the board of directors will take into account: (i) our consolidated financial results, available cash, future cash requirements and capital requirements, (ii) any contractual, legal, tax or regulatory restrictions on the payment of dividends to stockholders, (iii) general economic and business conditions, and (iv) any other factors that the board of directors may deem relevant. The ability to pay dividends may also be restricted by the terms of our credit agreements and indentures, and any future debt or preferred equity securities of the Company or its subsidiaries.

Equity Compensation Plan Information

The Company’s 2017 Omnibus Equity Incentive Plan (the “Plan”) is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The purpose of the Plan is to help attract, motivate and retain qualified personnel and thereby enhance stockholder value. The Plan provides a maximum of 1,021,250 shares available for grant. Unexercised options which lapse or are forfeited become available again for grant.

As of December 27, 2020, under the Plan, we have granted options to purchase 502,922 shares of common stock to employees, 367,632 shares of common stock to non-employee directors, and 45,954 shares of common stock to non-employee consultants. As of December 27, 2020, options granted to employees to purchase 122,541 shares of common stock and options granted to non-employee directors to purchase 137,862 shares of common had been cancelled. Each grant is subject to a three-year vesting requirement, with one-third of the options vesting each year.

The information presented in the table below is as of December 27, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	656,105	$8.21	365,145
Equity compensation plans not approved by security holders	-	-	-
Total	656,105	$8.21	365,145

Issuer Purchases of Equity Securities

We do not have a program in place to repurchase our own Common Stock or preferred stock and as of December 27, 2020, we have not repurchased any of these securities.

On July 30, 2020, we entered into an agreement (the “Lender Warrant Purchase Agreement”) to reacquire for $249,500, warrants that had been issued on July 3, 2018 and which granted the right to purchase 509,604 shares of our common stock at an exercise price of $7.20 per share (the “Lender Warrant”). The Lender Warrant was issued as part of the former $16 million credit facility with FB Lending, LLC, which was repaid on January 29, 2019. The Lender Warrant was valued at $592,000 at the date of grant and may have been exercised at any time beginning on the issue date and ending on July 3, 2023.

On August 11, 2020, we purchased a portion of the outstanding Placement Agent Warrants for $12,626. The reacquired Placement Agent Warrants were issued on July 3, 2018 and granted the right to purchase 25,787 shares of our common stock at an exercise price of $7.20 per share. As of September 27, 2020, there were remaining outstanding Placement Agent Warrants granting rights to purchase 40,904 shares of our common stock at an exercise price of $7.20 per share.

Between August 19, 2020 and December 7, 2020, we engaged in several open market purchases of the 2020 Series B Offering Warrants. For payment of total consideration of $488,027, we acquired warrants which had been issued on July 16, 2020 and which granted the right to purchase a total of 284,290 shares of our common stock at an exercise price of $5.00 per share. As a result of these transactions, the remaining outstanding 2020 Series B Offering Warrants grant rights to purchase 1,899,910 shares of our common stock, beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company and FCCG.

Recent Sales of Unregistered Securities

Other than sales of unregistered securities that were disclosed on reports that we filed with the SEC, we have not issued any additional securities in transactions that were not registered under the Securities Act during the year ended December 27, 2020.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees have temporarily closed some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption, and also the longer-term effects on our business and economic growth and consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time. As additional information becomes available regarding the potential impact and the duration of the negative financial effects of the current pandemic, the Company may determine that additional impairment adjustment to the recorded value of trademarks, goodwill and other intangible assets may be necessary.

Executive Overview

Business overview

FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual and casual dining concepts restaurant concepts around the world. Organized in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), we completed our initial public offering on October 20, 2017 and issued additional shares of common stock representing 20 percent of our ownership upon completion of the offering. During the fourth quarter of 2020, we completed a transaction in which FCCG merged into a wholly owned subsidiary of ours, and we became the parent company of FCCG.

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

As of December 27, 2020, the Company owns nine restaurant brands: Fatburger, Johnny Rockets, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, Elevation Burger and Yalla Mediterranean, that have over 700 locations, including units under construction.

Operating segments

With minor exceptions, our operations are comprised exclusively of franchising a growing portfolio of restaurant brands. Our growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. While each of our brands could be considered an individual business segment, the nature of our business is consistent across our portfolio. Consequently, while our management assesses the progress of our operations by brand, these operations may be aggregated into one reportable segment in the Company’s financial statements.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, management has determined that the Company has one reportable segment.

Results of Operations

We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2020 and 2019 fiscal years were each 52-week years.

Results of Operations of FAT Brands Inc.

The following table summarize key components of our consolidated results of operations for the fiscal years ended December 27, 2020 and December 29, 2019. Certain account balances from the prior period have been reclassified to conform to current period presentation.

(In thousands)

For the Fiscal Years Ended

	December 27, 2020	December 29, 2019

Consolidated statement of operations data:

Revenues
Royalties	$13,420	$14,895
Franchise fees	1,130	3,433
Advertising fees	3,527	4,111
Other income	41	66
Total revenues	18,118	22,505

Costs and expenses
General and administrative expenses	14,876	12,257
Impairment of goodwill and other intangible assets	9,295	-
Advertising expenses	5,218	4,111
Refranchising loss	3,827	219
Total costs and expenses	33,216	16,587

(Loss) income from operations	(15,098)	5,918

Other expense, net	(3,451)	(6,426)

Loss before income tax expense (benefit)	(18,549)	(508)

Income tax expense (benefit)	(3,689)	510

Net loss	$(14,860)	$(1,018)

Net Loss - Net loss for the fiscal year ended December 27, 2020 totaled $14,860,000 consisting of revenues of $18,118,000 less costs and expenses of $33,216,000 and other expense of $3,451,000, plus income tax benefit of $3,689,000. Net loss for the fiscal year ended December 29, 2019 totaled $1,018,000 consisting of revenues of $22,505,000 less costs and expenses of $16,587,000, other expense of $6,426,000 and provision for income tax of $510,000.

Revenues - Revenues consist of royalties, franchise fees, advertising fees and other income. We earned revenues of $18,118,000 for the fiscal year ended December 27, 2020 compared to $22,505,000 for the fiscal year ended December 29, 2019. The decrease of $4,387,000 (19%) was primarily the result of the negative effects of the COVID-19 pandemic on royalties and advertising fees from reduced restaurant sales.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, impairment of goodwill and other intangible assets, advertising expense and refranchising losses. Our costs and expenses increased from $16,587,000 in the 2019 fiscal year to $33,216,000 in the comparable period of 2020.

For the fiscal year ended December 27, 2020, our general and administrative expenses increased $2,619,000 over the previous year. The increase was primarily the result of an increase in COVID driven bad debt expense of $904,000; increased occupancy costs of $337,000 relating to new office space; an increase in legal fees of $738,000 relating primarily to various litigation matters; an increase in amortization of intangible assets of $385,000 arising from a full year of amortization for Elevation Burger and the addition of Johnny Rockets in 2020; and an increase in public company expenses of $494,000 relating to various capital transactions in 2020.

Our refranchising efforts were significantly negatively impacted by the COVID pandemic. During the fiscal year ended December 27, 2020, our refranchising efforts resulted in a net loss of $3,827,000. The refranchising loss consisted of losses on the sale or closure of certain restaurant locations in the amount of $1,463,000, plus restaurant operating expenses, net of food sales, of $2,364,000. During the fiscal year ended December 29, 2019, our refranchising efforts resulted in a net loss of $219,000. The refranchising loss consisted of gains on the sale of six restaurant locations to new franchisees in the amount of $1,795,000, less restaurant operating expenses, net of food sales, of $2,014,000.

We review our goodwill and other intangible assets regularly throughout the year. In large part as a result of impacts from COVID-19, this analysis resulted in recognition of impairment charges of these assets in the amount of $9,295,000 for the year ended December 27, 2020. There were no impairment charges during the 2019 fiscal year.

Advertising expenses totaled $5,218,000 during the fiscal year ended December 27, 2020, compared with $4,111,000 during the prior year period, representing an increase of $1,107,000 (27%). These expenses generally vary in relation to the advertising revenue recognized. However, the increase in 2020 is largely the result of expensing advertising expenditures in excess of the advertising fees collected from franchisees.

Other Expense, net – Other expense for the fiscal year ended December 27, 2020 totaled $3,451,000 and consisted primarily of net interest expense of $4,919,000 and costs associated with the acquisition and analysis of additional franchise brands. These costs were partially offset by gains relating to a derivative liability in the amount of $887,000 and a gain on the revaluation of the contingent portion of consideration for a previous acquisition. Other expense for the fiscal year ended December 29, 2019 totaled $6,426,000 and consisted primarily of net interest expense of $6,530,000.

Provision for income taxes – We recorded an income tax benefit of $3,689,000 for the year ended December 27, 2020, compared to a provision for income taxes of $510,000 for the fiscal year ended December 29, 2019. These tax results were based on a net losses before taxes of $18,549,000 for 2020 and $508,000 for 2019.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the fiscal year ended December 27, 2020 consisted of cash provided by borrowings and the issuance of preferred stock.

We are involved in a world-wide expansion of franchise locations, which will require significant liquidity, primarily from our franchisees. If real estate locations of sufficient quality cannot be located and either leased or purchased, the timing of restaurant openings may be delayed. Additionally, if we or our franchisees cannot obtain capital sufficient to fund this expansion, the extent of or timing of restaurant openings may be reduced or delayed.

We also plan to acquire additional restaurant concepts. These acquisitions typically require capital investments in excess of our normal cash on hand. We would expect that future acquisitions will necessitate financing with additional debt or equity transactions. If we are unable to obtain acceptable financing, our ability to acquire additional restaurant concepts likely would be negatively impacted.

As of December 27, 2020, we had cash and restricted cash totaling $7,211,000.

On March 6, 2020, we completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto (collectively, the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,389,000, which consisted of the combined face amount of $40,000,000, net of discounts and debt offering costs. A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding balance under the Lion Loan and Security Agreement and to pay the Securitization debt offering costs.

On September 21, 2020, the FAT Royalty completed the sale of an additional $40 million of Series 2020-2 Fixed Rate Asset-Backed Notes (the “Series M-2 Notes”), increasing FAT Royalty’s Securitization Notes to $80 million. Net proceeds from the issuance of the Series M-2 Notes were $35,371,000, which consist of the face amount of $40,000,000, net of discounts of $3,200,000 and debt offering costs of $1,429,000. Approximately $24,730,000 of the proceeds from the Series M-2 Notes were used to acquire Johnny Rockets. The remaining proceeds from the Securitizations are being used for working capital.

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

On July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell in a public offering (the “Offering”) 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants (the “2020 Series B Warrants”) to purchase common stock at $5.00 per share. The Offering closed on July 16, 2020 with net proceeds to the Company of $8,122,000, which was net of $878,000 in underwriting and offering costs.

Comparison of Cash Flows

Our cash and restricted cash balance was $7,211,000 as of December 27, 2020, compared to $25,000 as of December 29, 2019.

The following table summarize key components of our audited consolidated cash flows for the fiscal years ended December 27, 2020 and December 29, 2019:

(In thousands)

For the Fiscal Years Ended

	December 27, 2020	December 29, 2019

Net cash (used in) provided by operating activities	$(11,484)	$1,594
Net cash used in investing activities	(36,575)	(9,013)
Net cash provided by financing activities	55,245	6,791
Increase (decrease) in cash flows	$7,186	$(628)

Operating Activities

Net cash from operating activities decreased $13,078,000 in 2020 compared to 2019. There were variations in the components of the cash from operations between the two periods. Our net loss in 2020 was $14,860,000, compared to a net loss in 2019 of $1,018,000. The net positive adjustments to reconcile these net losses to net cash provided by (or used in) operations were $3,376,000 in 2020 compared to $2,612,000 in 2019. The primary components of the adjustments to reconcile the net loss to net cash from operations for each year were as follows:

For the fiscal year ended December 27, 2020:

●	A positive adjustment to reconcile cash due to an increase in impairment expenses of $9,295,000
●	A positive adjustment to reconcile cash due to accretion expense related to each of the following: (i) the term loan, (ii) the preferred shares, and (iii) the acquisition purchase price payables totaling $1,516,000
●	A positive adjustment to due to an increase in accrued advertising of $1,398,000
●	A negative adjustment to reconcile cash due to an increase in accrued interest receivable from an affiliate of $3,631,000
●	A negative adjustment to reconcile cash due to a decrease in accounts payable and accrued expenses of $1,687,000
●	A negative adjustment to reconcile cash due to an increase in deferred income tax assets of $4,077,000

For the fiscal year ended December 29, 2019:

●	A positive adjustment to reconcile cash due to an increase in accounts payable and accrued expenses of $3,771,000
●	A positive adjustment to reconcile cash due to accretion expense related to each of the following: (i) the term loan, (ii) the preferred shares, and (iii) the acquisition purchase price payables totaling $2,505,000
●	A positive adjustment to reconcile cash due to an increase in dividends payable on preferred stock of $1,431,000
●	A negative adjustment to reconcile cash due to a decrease in deferred income of $2,364,000
●	A negative adjustment to reconcile cash due to the recorded gain on sale of refranchised restaurants in 2019 in the amount of $1,795,000
●	A negative adjustment to reconcile cash due to a decrease in accrued interest payable of $982,000

Investing Activities

Net cash used in investing activities increased by $27,562,000 in 2020 compared to 2019 primarily due to the acquisition of Johnny Rockets in 2020 for $23,918,000 (net of cash acquired) and by an increase in advances to affiliates of $4,383,000 over the 2019 levels.

Financing Activities

Net cash from financing activities increased by $48,454,000 in 2020 compared to 2019. Proceeds from borrowings were $51,272,000 higher in 2020 than in 2019 due to our $80,000,000 whole business securitization. We also issued preferred stock in 2020, resulting in net cash proceeds of $8,122,000. Our repayments of borrowings were $7,569,000 higher in 2020 than in 2019.

Dividends

In connection with the acquisition of FCCG by the Company, in December 2020, we declared a special stock dividend (the “Special Dividend”) payable only to holders of our Common Stock, other than FCCG, on the record date, consisting of 0.2319998077 shares of our 8.25% Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) for each outstanding share of Common Stock held by such stockholders. The value of fractional shares of Series B Preferred Stock was paid in cash and amounted to approximately $29,000. The Special Dividend was paid on December 23, 2020 and resulted in the issuance of 520,145 additional shares of Series B Preferred Stock with a market value on the payment date of approximately $8,885,000.

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

The Securitization Notes issued in March 2020 consist of the following (the “Series A and B Notes”):

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series A and B Notes were $37,389,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,365,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Series A and B Notes.

A portion of the proceeds from the Series A and B Notes were used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “Lion”) and to pay Securitization debt offering costs. The remaining proceeds from the Securitization were available for working capital.

On September 21, 2020, FAT Royalty completed the sale of an additional $40 million of Series 2020-2 Fixed Rate Asset-Backed Notes (the “Series M-2 Notes”), increasing our Securitization Notes to $80 million.

The Series M-2 Notes consist of the following:

Note	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

M-2	Subordinated	$40,000,000	9.75%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series M-2 Notes were $35,371,000, which consists of the face amount of $40,000,000, net of discounts of $3,200,000 and debt offering costs of $1,429,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Series A and B Notes. We used approximately $24,730,000 to acquire Johnny Rockets and the balance of the proceeds were available as working capital.

The Series M-2 Notes are subordinate to the Series A-2 Notes and Series B-2 Notes. All Securitization Notes issued under the Base Indenture are secured by an interest in substantially all of the assets of FAT Royalty, including the Johnny Rockets companies, contributed to FAT Royalty and are obligations only of FAT Royalty under the Base Indenture and not obligations of the Company.

While the Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis, with the scheduled principal payments of $1,000,000 per quarter on each of the Series A-2 and Series B-2 Notes and $200,000 per quarter on the Series M-2 Notes beginning the second quarter of 2021. It is expected that the Securitization Notes will be repaid prior to the Final Legal Maturity Date, with the anticipated repayment date occurring in January 2023 for the A-2 Notes, October 2023 for the B-2 Notes and April 2026 for the Series M-2 Notes (the “Anticipated Repayment Dates”). If FAT Royalty has not repaid or refinanced the Securitization Notes prior to the applicable Anticipated Repayment Date, additional interest expense will begin to accrue and all additional proceeds will be utilized for additional amortization, as defined in the Indenture.

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

The Securitization Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the Franchise Entities. The restrictions placed on the FAT Royalty subsidiaries require that the Securitization principal and interest obligations have first priority, after the payment of the Management Fee and certain other FAT Royalty expenses (as defined in the Indenture), and amounts are segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly debt service is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Securitization Notes have not been and will not be registered under the Securities Act or the securities laws of any jurisdiction.

The Securitization Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the Indenture. In the event that certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, FAT Royalty may voluntarily prepay, in part or in full, the Notes in accordance with the provisions in the Indenture. As of December 27, 2020, FAT Royalty was in compliance with these covenants.

During the twelve months following the date of the issuance of this Annual Report on Form 10-K, the Company anticipates that it may refinance the Securitization Notes and Series M-2 Notes at an amount greater than the outstanding principal indebtedness and borrowing rates that are lower than its existing rates, which could provide additional liquidity to the Company. In addition, the Company has seen significant improvement in its operating performance subsequent to December 27, 2020, as COVID-19 vaccinations have become more prevalent in the United States and federal, state and local restrictions have eased in many of the markets where our franchisees operate. Lastly, the Company may negotiate extended payment terms of certain short-term liabilities. Despite the Company’s belief that it may (i) have the ability to refinance its Securitization Notes and Series M-2 Notes, (ii) continue to see operating performance improvements, and (iii) have the ability to negotiate extended payment terms of short-term liabilities, the Company cannot make any reasonable assurances about its ability to refinance or renegotiate its obligations nor can it estimate any future effects of the COVID-19 pandemic on its business, results of operations, and financial position. The accompanying financial statements do not include the effects of these uncertainties.

Capital Expenditures

As of December 27, 2020, we do not have any material commitments for capital expenditures.

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

The franchise fee may be adjusted at management’s discretion or in a situation involving store transfers between franchisees. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, at which point the franchise fee revenue is recognized in the amount of the non-refundable deposits.

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

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise, as was done in 2020. The Company recorded impairment charges in the amount of $9,295,000 relating to goodwill and other intangible assets during the year ended December 27, 2020.

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

The FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes: This standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance in certain areas, including the recognition of franchise taxes, recognition of deferred taxes for tax goodwill, allocation of taxes to members of a consolidated group, computation of annual effective tax rates related to enacted changes in tax laws, and minor improvements related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The Company adopted this ASU on December 30, 2019. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 27, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 27, 2020 and have identified the following material weaknesses in the Company’s internal control over financial reporting:

Segregation of duties: We are classified as a smaller reporting company and an emerging growth company. As such, we have a small accounting staff that reviews and processes all transactions within our accounting systems. Each member of the staff has access rights to the accounting system that extend beyond his / her specific job function. Accordingly, we are not able to segregate duties to the extent we could if we had more people to establish a preventative control. While we have taken steps to mitigate this risk through detective controls, these steps have not been adequately documented to deem the material weakness to be fully remediated.

Financial Close Process: As outlined above, we are a smaller reporting company and emerging growth company that has experienced rapid growth over the past two years. Combined with a small accounting staff, we have not effectively implemented or documented our financial close process in order to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements without error. While management regularly reviews the many accounting transaction cycles on an aggregated basis to ensure reasonableness, detailed review controls have not been adequately implemented and documented to establish an effective detective control to deem the material weakness to be fully remediated.

Recognizing our deficiencies and our lack of adequate documentation regarding the effectiveness around our mitigating controls, we will continue to review our compensating controls and implement additional procedures in our efforts to remediate the above-mentioned weaknesses. In addition, we intend to promptly hire and retain additional financial accounting staff and third party consultants to help remedy the weaknesses outlined above.

Because we are an Emerging Growth Company, we are not required to include an attestation report by our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting in this annual report as of December 27, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 27, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 29, 2021, the Board of Directors approved an amendment and restatement of the Company’s Bylaws to remove an incorrect reference in Section 2.03(A)(1) of the Bylaws and make other conforming changes. The Amended and Restated Bylaws are filed herewith as Exhibit 3.2.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below is a list of the names and ages, as of February 28, 2021, of our directors and executive officers, and a description of the business experience of each of them.

Name	Age	Position
Edward H. Rensi	76	Chairman of the Board of Directors
Squire Junger	70	Director
James Neuhauser	62	Director
Andrew A. Wiederhorn	55	President and Chief Executive Officer, Director
Rebecca D. Hershinger	47	Chief Financial Officer
Thayer D. Wiederhorn	32	Chief Marketing Officer
Taylor A. Wiederhorn	32	Chief Development Officer
Gregg Nettleton	65	President and Chief Operating Officer, Casual Dining Division
Jake Berchtold	39	Chief Operating Officer, Fast Casual Division
Allen Z. Sussman	56	Executive Vice President and General Counsel
Donald J. Berchtold	75	Executive Vice President and Chief Concept Officer
Ron Roe	43	Senior Vice President of Finance

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

Rebecca D. Hershinger has served as our Chief Financial Officer and Corporate Secretary since August 16, 2018. Ms. Hershinger previously served as the Chief Financial Officer of Genius Brands International, Inc., a publicly traded global children’s media company that creates and licenses animated entertainment content, from April 2016 to April 2018. She also served as the Chief Financial Officer of Genius from October 2014 through June 2015 after consulting with the company beginning in March 2014. In 2012, she founded CFO Advisory Services Inc., an accounting and business advisory services firm, headquartered in Park City, UT. From 2008 through 2012, Ms. Hershinger was Chief Financial Officer and Vice President, Finance & Corporate Development for SpectrumDNA, Inc., a publicly traded, but currently inactive, social media marketing and application development company that had been located in Park City, UT. Ms. Hershinger was an independent financial consultant in San Francisco between 2007 and 2008. Ms. Hershinger was employed by Metro-Goldwyn-Mayer, Inc. in Los Angeles, California from 1999 to 2005, holding various positions ultimately rising to the level of Vice President, Finance & Corporate Development. Between 1995 and 1998, Ms. Hershinger worked as an analyst for JP Morgan Chase & Co. in Los Angeles and New York. Ms. Hershinger received her Bachelor of Science in Business Administration from Georgetown University, McDonough School of Business, in Washington, D.C., and a Masters in Business Administration from The Wharton School, University of Pennsylvania. She also completed studies at the International Finance & Comparative Business Policy Program at Oxford University, Oxford England.

Gregg Nettleton has served as the President and Chief Operating Officer, Casual Dining Division since October 2017. Prior to joining our company, Mr. Nettleton served as President and Chief Executive Officer of GBS Enterprises, an international management consulting firm, since 2011. From 2004 to 2006, Mr. Nettleton served as a consultant and Board member for Black Angus Steakhouses, LLC. From 2002 to 2004, he served as Chief Marketing officer of International House of Pancakes Inc. and received the award for “Turnaround Chain of the Year” in 2003, and from 2000 to 2001, he served as Interim Chief Marketing Officer of Applebee’s International, Inc. Mr. Nettleton received his B.S. in Management Science from the State University of New York at Geneseo in Geneseo, New York and his M.B.A. in Marketing and Sales from Nova University in Ft. Lauderdale, Florida.

Jacob A. Berchtold has served as Chief Operating Officer of the Fast Casual Division of FAT Brands Inc. since February 2020. Previously, he served as Director of Operations – Fast Casual Division following his relocating from Dubai, UAE in July 2019, where he held the position of Director of Operations MENA. From September 2012 through July 2019, Mr. Berchtold oversaw all aspects of international operations His scope of work included operations, training, new store development and supply chain logistics across developing markets in Europe, the Middle East, North Africa and Asia. From September 2008 through September 2012, Mr. Berchtold was Operations Manager for Vetra Investments UAE, a franchisee of Fatburger/Buffalo’s Express. Vetra Investments developed and operated multiple restaurant brands throughout the UAE, Jordan and Lebanon. From September 2006 through September 2008, Mr. Berchtold was Operations Manager for Fatburger China, overseeing company owned locations in Hong Kong and Macau as well as franchise support across China and southeast Asia. Mr. Berchtold first joined Fatburger in June 2005 as a restaurant Manager and member of the Domestic New Store Opening Team. He attended Arizona State University.

Thayer Wiederhorn has served as the of FAT Brands Inc. since March 2017 where he oversees global branding and marketing for over 700 franchise-owned restaurants. Mr. Wiederhorn served as Vice President - Marketing of Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc. From June 2012 through March 2017 and as Director of Marketing of Fatburger North America Inc. from July 2011 through June 2012. Additionally, he served as Marketing Coordinator from April 2011 through June 2011 and Brand Development Agent from October 2010 through April 2011. Mr. Wiederhorn started his career working in Fatburger restaurants and food-trucks. Mr. Wiederhorn received his B.S. degree in Business Administration, with an emphasis in Finance Business Economics, from the University of Southern California.

Taylor Wiederhorn has served as the Chief Development Officer of FAT Brands Inc. since October 2017. Previously, Mr. Wiederhorn served as Vice President - Franchise Marketing and Development for Fatburger North America from September 2011 until October 2017. Mr. Wiederhorn graduated from the USC Marshall School of Business with a Bachelors’ degree in Business Administration with a concentration in corporate Finance.

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

Allen Z. Sussman has agreed to serve as our General Counsel and Executive Vice President for Corporate Development, commencing March 23, 2021. Prior to such date, Mr. Sussman was a partner at the law firm of Loeb & Loeb LLP in Los Angeles, California, specializing in corporate and securities law, and served as our primary outside corporate and securities counsel. Prior to private practice, in the early 1990s Mr. Sussman served as an attorney with the Division of Enforcement of the U.S. Securities and Exchange Commission in Washington, DC. Mr. Sussman holds a B.S. degree in Industrial and Labor Relations from Cornell University and a J.D. degree from Boston University School of Law.

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

Family Relationships

The following family members of Andrew Wiederhorn and Donald Berchtold are employed by the Company in the capacities indicated below:

●	Thayer Wiederhorn, son of Andrew Wiederhorn, serves as Chief Marketing Officer of the Company. During fiscal 2020, Thayer Wiederhorn received total cash compensation from the Company of approximately $300,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase 10,212 shares of the Company’s common stock granted in previous years. Andrew Wiederhorn does not have a material interest in Thayer Wiederhorn’s employment, nor do they share a household.

●	Taylor Wiederhorn, son of Andrew Wiederhorn, serves as Chief Development Officer of the Company. During fiscal 2020, Taylor Wiederhorn received total cash compensation from the Company of approximately $300,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase 10,212 shares of the Company’s common stock granted in previous years. Andrew Wiederhorn does not have a material interest in Taylor Wiederhorn’s employment, nor do they share a household.

●	Mason Wiederhorn, son of Andrew Wiederhorn, serves as Creative Director of the Company. During fiscal 2020, Mason Wiederhorn received total cash compensation from the Company of approximately $250,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase 10,212 shares of the Company’s common stock granted in previous years. Andrew Wiederhorn does not have a material interest in Mason Wiederhorn’s employment, nor do they share a household.

●	Jacob Berchtold, son of Donald Berchtold, serves as COO, Fast Casual Division, of the Company. During fiscal 2020, Jacob Berchtold received total cash compensation from the Company of approximately $250,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase 10,212 shares of the Company’s common stock granted in previous years. Donald Berchtold does not have a material interest in Jacob Berchtold’s employment, nor do they share a household. Donald Berchtold is the former father-in-law of Andrew Wiederhorn.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 27, 2020, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5, except that (i) Squire Junger filed three late Form 4s, two with one transaction and one with two transactions; (i) Silvia Kessel filed one late Form 4s, with one transaction (iii) James Neuhauser filed three late Form 4s, two with one transaction and one with two transactions; and (iv) Andy Wiederhorn filed two late Form 4 with one with two transactions and one with four transactions.

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

Board Committees

During 2020, our Board of Directors held four regular meetings and 32 special meetings. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors on which he serves.

The following table sets forth the three standing committees of our Board and the members of each committee as of December 27, 2020 and the number of meetings held by our Board of Directors and the committees during 2020:

Director	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Edward H. Rensi	Chair	X	Chair	Chair
James Neuhauser	X	Chair	X	X
Squire Junger	X	X	X	X
Andrew A. Wiederhorn	X	-	-	-

Meetings in 2020:	36	6	1	1

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

Our Board of Directors has determined that each member of the Audit Committee meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules. In addition, our Board of Directors has determined that each of Mr. Neuhauser and Mr. Junger qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

The Board of Directors adopted a charter for the Audit Committee on October 19, 2017. A copy of the Audit Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Audit Committee reviews and reassesses the adequacy of the charter on an annual basis.

Compensation Committee

The Compensation Committee is responsible for assisting our Board of Directors in discharging its responsibilities relating to the compensation of our Chief Executive Officer, other executive officers and outside directors, as well as administering stock incentive plans. During the fiscal year ended December 27, 2020, there were no employee directors on the Compensation Committee and no Compensation Committee interlocks.

The Compensation Committee is responsible for the following, among other matters, as required from time to time:

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

The Nominating and Corporate Governance Committee is responsible for the following, among other matters, as required from time to time:

●	identify qualified individuals to serve as members of the Company’s board of directors;
●	review the qualifications and performance of incumbent directors;
●	review and consider candidates who may be suggested by any director or executive officer or by any stockholder of the Company; and
●	review considerations relating to board composition, including size of the board, term, and the criteria for membership on the board.

The Board of Directors has adopted a charter for the Nominating and Corporate Governance Committee on October 19, 2017. A copy of the Compensation Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Nominating and Corporate Governance Committee reviews and reassesses the adequacy of the charter on an annual basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the years ended December 27, 2020 and December 29, 2019 awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our two other most highly compensated executive officers. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Option Awards (2)	Total
Andrew A. Wiederhorn,	2020	$400,000	$-	$5,548	$405,548
Chief Executive Officer	2019	$400,000	$-	$13,863	$413,863

Rebecca D. Hershinger,	2020	$300,000	$-	$5,457	$305,457
Chief Financial Officer	2019	$256,731	$21,635	$12,230	$290,596

Donald J. Berchtold,	2020	$400,000	$-	$5,548	$405,548
EVP – Chief Concept Officer	2019	$400,000	$-	$13,863	$413,863

Gregg Nettleton,	2020	$350,000	$-	$5,548	$355,548
President and COO, Casual Dining Division	2019	$300,000	$-	$13,863	$313,863

Explanatory Notes:

(1) Reflects the dollar amount recognized for financial statement reporting purposes for salary paid or accrued on behalf of the named executives for the fiscal years ended December 27, 2020 and December 29, 2019.

(2) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 27, 2020 and December 29, 2019, in accordance with ASC 718 of awards pursuant to the Stock Option Plan. Assumptions used in the calculation of this amount for fiscal year ended December 27, 2020 are included in footnote 15 to the Company’s audited consolidated financial statements for the fiscal year ended December 27, 2020, included in Part IV of this Annual Report on Form 10-K.

Executive Employment Agreements

There are no written employment agreements between the Company and any of its employees.

OUTSTANDING EQUITY AWARDS AT FISCAL 2020 YEAR END

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 27, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date
Andrew A.	15,318	-	-	$11.75	10/19/2027
Wiederhorn, Chief Executive Officer	10,212	5,106	-	$5.28	12/10/2028
Rebecca D.	17,021	8,511	-	$7.83	7/30/2028
Hershinger, Chief Financial Officer	10,212	5,106	-	$5.28	12/10/2028
Donald J.	15,318	-	-	$11.75	10/19/2027
Berchtold, EVP – Chief Concept Officer	10,212	5,106	-	$5.28	12/10/2028
Gregg Nettleton,	15,318	-	-	$11.75	10/19/2027
President and COO, Casual Dining Division	10,212	5,106	-	$5.28	12/10/2028

Explanatory Notes: None

Option Exercises and Stock Vested

None of the named executives acquired shares of the Company’s stock through exercise of options during the year ended December 27, 2020.

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

Effective with our initial public offering on October 20, 2017, we paid each non-employee director serving on our Board of Directors $40,000 in annual cash compensation, plus an annual equity award of stock options to acquire 15,000 shares of common stock, subject to adjustments for stock splits. To the extent that any non-employee director serves on one or more committees of our Board of Directors, we paid an additional $20,000 in cash compensation annually. Beginning in August 2020, the amount of annual cash compensation payable to non-employee directors was increased retroactively to January 1, 2020, to $80,000 and an additional $40,000 in annual cash compensation for service on committees, plus an annual equity award of stock options to acquire 30,636 shares of common stock. The stock options issued to directors are awarded under our 2017 Omnibus Equity Incentive Plan. The non-employee director compensation policy may be amended, modified or terminated at any time by our Board of Directors or Compensation Committee.

At various times upon the quarterly payment dates of the cash component of director compensation, the Board has allowed each independent director to elect to receive his or her cash compensation in the form of common stock of the Company at market value at the time the election is made. Under such arrangement, during fiscal 2020 and 2019, the independent directors elected to acquire an aggregate of 65,965 shares of common stock in 2020 at a weighted average price per share of $3.640, and an aggregate of 68,334 shares of common stock in 2019 at a weighted average price per share of $5.27.

The terms of the equity award described above are set forth in the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands and its subsidiaries. The Plan provides for a maximum of 1,021,250 shares available for grant, as adjusted for the impact of the February 28, 2019 stock dividend. The Plan is administered by the Compensation Committee of the Board of Directors.

The non-employee director compensation policy (including the compensation described above) may be amended, modified or terminated by our Board of Directors at any time in its sole discretion.

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors during 2020 and 2019:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)

Edward H. Rensi (2)	2020	$120,000	$—	$15,185	$135,185
	2019	$60,000	$—	$14,827	$74,827

Marc L. Holtzman (2)	2020	$15,000	$—	$4,116	$19,116
	2019	$60,000	$—	$14,827	$74,827

Squire Junger (2)	2020	$120,000	$—	$15,185	$135,185
	2019	$60,000	$—	$14,827	$74,827

Silvia Kessel (2)	2020	$15,000	$—	$3,293	$18,293
	2019	$60,000	$—	$14,827	$74,827

Jeff Lotman (2)	2020	$—	$—	$988	$988
	2019	$60,000	$—	$14,827	$74,827

James Neuhauser (2)	2020	$120,000	$—	$15,185	$135,185
	2019	$60,000	$—	$14,827	$74,827

Explanatory Notes:

(1)	Reflects the dollar amount of awards pursuant to the Plan recognized for financial statement reporting purposes for the fiscal years ended December 29, 2019 and December 30, 2018. Assumptions used in the calculation of this amount for fiscal year ended December 29, 2019 are included in footnote 15 to the Company’s audited consolidated financial statements, included in Part IV of the Company’s Annual Report on Form 10-K. During 2020, directors Rensi, Neuhauser and Junger were each granted options to purchase 30,636 shares of common stock with an aggregate grant date fair value of $51,000. During 2019, directors Rensi, Neuhauser, Junger, Kessel, Holtzman and Lotman were each granted options to purchase 15,318 shares of common stock with an aggregate grant date fair value of $6,000.

(2)	Mr. Rensi has served on the Board since its formation and became the Chairman of the Board on October 20, 2017. Mr. Neuhauser has served on the Board since its formation. Mr. Junger has served on the Board since October 20, 2017. Mr. Holtzman served on the Board from October 20, 2017 until May 25, 2020, at which point 30,636 of his unvested stock options expired. Ms. Kessel served on the Board from October 20, 2017 until May 7, 2020, at which point 30,636 of her unvested stock options expired. Mr. Lotman served on the Board from October 20, 2017 until February 4, 2020, at which point 30,636 of his unvested stock options expired.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth information, as of March 12, 2021, with respect to the beneficial ownership of our common stock and our non-voting 8.25% Series B Cumulative Preferred Stock by:

●	each person known by us to beneficially own more than 5% of our Common Stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting power (if applicable) or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power (if applicable) or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of the effective date of the disclosure, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of all listed stockholders is c/o FAT Brands Inc., 9720 Wilshire Blvd., Suite 500, Beverly Hills, California 90212. Each of the stockholders listed below has sole voting power (if applicable) and sole investment power with respect to the shares beneficially owned by such stockholder unless noted otherwise, subject to community property laws where applicable.

As of February 28, 2021, there were 12,029,264 shares of our common stock issued and outstanding.

	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Name of beneficial owner	Number		Percentage	Number		Percentage
Greater than 5% Stockholders
Fog Cutter Holdings LLC	7,033,297	(1)	58.4%	74,449		6.3%
ADW Capital Partner, L.P.	739,323	(2)	6.1%	-		-
Gregory Fortunoff and certain persons	721,815	(3)	6.0%	1,113		*
Named Executive Officers and Directors
Andrew A. Wiederhorn	7,202,159	(4)	59.1%	105,429	(11)	8.9%
Rebecca D. Hershinger	27,232	(5)	*	-		-
Donald J. Berchtold	228,621	(6)	1.9%	-		-
Gregg Nettleton	25,620	(6)	*	-		-
Squire Junger	161,972	(7)	1.3%	23,333		2.0%
James Neuhauser	138,673	(8)	1.1%	24,685		2.1%
Edward Rensi	64,178	(9)	*	7,781		*
All directors and executive officers as a group (seven persons)	7,468,577	(10)	63.2%	161,228		13.6%

(1)	Includes warrants to purchase 19,148 shares of the Company’s common stock.
(2)	Based on a Schedule 13G filed on February 16, 2021 by and on behalf of each of ADW Capital Partners, L.P., ADW Capital Management, LLC and Adam D. Wyden, with an address at 1261 99th St., Bay Harbor Islands, FL 33154. ADW Capital Management, LLC is the general partner and investment manager of, and may be deemed to beneficially own securities owned by, ADW Capital Partners, L.P. Mr. Wyden is the sole manager of, and may be deemed to beneficially own securities owned by, ADW Capital Management, LLC.
(3)	Based on a Schedule 13D/A filed jointly on August 28, 2020 by Gregory Fortunoff, Scott Fortunoff, Laurie Fortunoff, Jill Gerstenblatt and Darren Gerstenblatt, with an address at 49 West 37th Street, New York, NY 10018. Each such person expressly disclaims beneficial ownership for all purposes of the shares of Common Stock and/or Series B Preferred Stock beneficially owned by each other person.
(4)

Includes shares of Common Stock and warrants held by Fog Cutter Holdings LLC. Mr. Wiederhorn shares voting and dispositive power over such shares and warrants, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. Mr. Wiederhorn also beneficially holds directly 168,862 shares of Common Stock, comprised of 23,332 shares of Common Stock, options to purchase an additional 25,530 shares of Common Stock that have vested or will vest within 60 days of the effective date of the disclosure, and warrants that are exercisable for an additional 120,000 shares of Common Stock, including warrants for 100,000 shares owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(5)	Includes options to purchase 27,232 shares of the Company’s common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 13,617 shares of the Company’s common stock.
(6)	Includes options to purchase 25,530 shares of the Company’s common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 5,106 shares of the Company’s common stock.
(7)	Includes options to purchase 30,636 shares of the Company’s common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 45,954 shares of the Company’s common stock. Includes warrants to purchase 25,000 shares of the Company’s common stock.
(8)	Includes options to purchase 30,636 shares of the Company’s common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 45,954 shares of the Company’s common stock. Includes warrants to purchase 20,000 shares of the Company’s common stock
(9)	Includes options to purchase 30,636 shares of the Company’s common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 45,954 shares of the Company’s common stock.
(10)

Includes options to purchase 195,730 shares of the Company’s common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 166,797 shares of the Company’s common stock. Includes warrants to purchase 165,000 shares of the Company’s common stock, 100,000 of which are owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(11)	Includes 20,000 shares of the Company’s Series B Preferred Stock owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein.

* Represents beneficial ownership of less than 1% of the class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reportable Related Person Transactions

Since December 29, 2019, the Company has engaged in certain transactions with Fog Cutter Capital Group Inc., which, prior to December 24, 2020, was the 81.5% parent of the Company. Descriptions of such transactions are included under Notes 3, 9, 12, 13, 14, 17 and 21 to the audited consolidated financial statements of the Company included under Item 15 of this Form 10-K, which information is incorporated herein by this reference. Other than such transactions, since December 29, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Baker Tilly US, LLP, Los Angeles, California, currently serves as our independent registered public accounting firm. Squar Milner LLP, Los Angeles, California, served as our independent registered public accounting firm for the fiscal year ending December 29, 2019. The aggregate accounting fees for the years ended December 27, 2020 and December 29, 2019 are as follows (dollars in thousands):

	December 27, 2020	December 29, 2019
Audit fees	$329	$244
Audit related fees	$45	$55
Other fees	$-	$39

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that Baker Tilly US, LLP is independent. In addition, the Audit Committee pre-approves all work and fees that are performed by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Exhibits – See Exhibit Index immediately following the signature pages.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FAT Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FAT Brands Inc. and its subsidiaries (the Company) as of December 27, 2020 and December 29, 2019, the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations of $15,098,000 during the year ended December 27, 2020 and as of that date, the Company has a net working capital deficiency and the Company’s total liabilities exceeded its total assets by $41,883,000. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 due to the adoption of Accounting Standards Codification 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 29, 2021

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 27, 2020	December 29, 2019

Assets
Current assets
Cash	$3,944	$25
Restricted cash	2,867	-
Accounts receivable, net of allowance for doubtful accounts of $739 and $595, as of December 27, 2020 and December 29, 2019, respectively	4,208	4,144
Trade and other notes receivable, net of allowance for doubtful accounts of $103 and $37 as of December 27, 2020 and December 29, 2019, respectively	208	262
Assets classified as held for sale	10,831	5,128
Other current assets	2,365	929
Total current assets	24,423	10,488

Noncurrent restricted cash	400	-
Notes receivable – noncurrent, net of allowance for doubtful accounts of $271 and $112, as of December 27, 2020 and December 29, 2019, respectively	1,622	1,802
Due from affiliates	-	25,967
Deferred income tax asset, net	30,551	2,032
Operating lease right of use assets	4,469	860
Goodwill	10,909	10,912
Other intangible assets, net	47,711	29,734
Other assets	1,059	755
Total assets	$121,144	$82,550

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	$8,625	$7,183
Accrued expenses and other liabilities	19,833	6,013
Deferred income, current portion	1,887	895
Accrued advertising	2,160	762
Accrued interest payable	1,847	1,268
Dividend payable on preferred shares (includes amounts due to related parties of $0 and $149 as of December 27, 2020 and December 29, 2019, respectively);	893	1,422
Liabilities related to assets classified as held for sale	9,892	3,325
Current portion of operating lease liability	748	241
Current portion of preferred shares, net	7,961	-
Current portion of long-term debt	19,314	24,502
Other	17
Total current liabilities	73,177	45,611

Deferred income – noncurrent	9,099	5,247
Acquisition purchase price payable	2,806	4,504
Preferred shares, net	-	15,327
Deferred dividend payable on preferred shares (includes amounts due to related parties of $0 and $99 as of December 27, 2020 and December 29, 2019, respectively)	-	628
Operating lease liability, net of current portion	4,011	639
Long-term debt, net of current portion	73,852	5,216
Other liabilities	82	-
Total liabilities	163,027	77,172

Commitments and contingencies (Note 18)

Stockholders’ (deficit) equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; 1,183,272 and 0 shares issued and outstanding at December 27, 2020 and December 29, 2019, respectively; liquidation preference $25 per share	21,788	-
Common stock, $.0001 par value; 25,000,000 shares authorized; 11,926,264 and 11,860,299 shares issued and outstanding at December 27, 2020 and December 29, 2019, respectively	(42,775)	11,414
Accumulated deficit	(20,896)	(6,036)
Total stockholders’ (deficit) equity	(41,883)	5,378
Total liabilities and stockholders’ (deficit) equity	$121,144	$82,550

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

For the Fiscal Years Ended December 27, 2020 and December 29, 2019

	2020	2019

Revenue
Royalties	$13,420	$14,895
Franchise fees	1,130	3,433
Advertising fees	3,527	4,111
Other income	41	66
Total revenue	18,118	22,505

Costs and expenses
General and administrative expense	14,876	12,257
Impairment of goodwill and other intangible assets	9,295	-
Refranchising loss	3,827	219
Advertising fees	5,218	4,111
Total costs and expenses	33,216	16,587

(Loss) income from operations	(15,098)	5,918

Other expense
Interest expense, net of interest income of $3,631 and $2,128 due from affiliates during the fiscal years ended December 27, 2020 and December 29, 2019, respectively	(3,375)	(4,757)
Interest expense related to preferred shares	(1,544)	(1,773)
Change in fair value of derivative liability	887	-
Gain on contingent consideration payable adjustment	1,680	-
Loss on extinguishment of debt	(88)
Other income (expense), net	(1,011)	104
Total other expense, net	(3,451)	(6,426)

Loss before income tax expense (benefit)	(18,549)	(508)

Income tax expense (benefit)	(3,689)	510

Net loss	$(14,860)	$(1,018)

Basic and diluted loss per common share	$(1.25)	$(0.09)
Basic and diluted weighted average shares outstanding	11,897,952	11,823,455

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(dollars in thousands, except share data)

For the Fiscal Year Ended December 27, 2020

	Common Stock				Preferred Stock
			Additional	Total			Additional	Total
		Par	paid-in	Common		Par	paid-in	Preferred	Accumulated
	Shares	value	capital	Stock	Shares	value	capital	Stock	deficit	Total

Balance at December 29, 2019	11,860,299	$1	$11,413	$11,414	-	$-	$-	$-	$(6,036)	$5,378
Net loss	-	-	-	-	-	-	-	-	(14,860)	(14,860)
Issuance of common stock in lieu of cash director fees payable	65,965	-	240	240	-	-	-	-	-	240
Issuance of Series B preferred stock		-	-	-	360,000	-	6,134	6,134	-	6,134
Exchange of original Series B preferred stock for newly issued Series B preferred stock	-	-	-	-	60,677	-	1,224	1,224	-	1,224
Exchange of Series A preferred stock for newly issued Series B preferred stock	-	-	-	-	74,449	-	1,861	1,861	-	1,861
Exchange of Series A-1 preferred stock for newly issued Series B preferred stock	-	-	-	-	168,001	-	4,200	4,200	-	4,200
Series B preferred stock issued in Special Dividend			(8,914)	(8,914)	520,145	-	8,885	8,885		(29)
Share-based compensation	-	-	99	99	-	-	-	-	-	99
Extinguishment of derivative liability	-	-	(887)	(887)	-	-	-	-	-	(887)
Grant of warrants to purchase stock	-	-	2,259	2,259	-	-	-	-	-	2,259
Repurchase of warrants	-	-	(742)	(742)	-	-	-	-	-	(742)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	(516)	(516)	-	(516)
Inclusion of accumulated deficit of FCCG entities acquired in the Merger			(46,153)	(46,153)					-	(46,153)
Correction of recorded conversion rights associated with Series A-1 preferred shares	-	-	(91)	(91)	-	-	-	-	-	(91)

Balance at December 27, 2020	11,926,264	$1	$(42,776)	$(42,775)	1,183,272	$-	$21,788	$21,788	$(20,896)	$(41,883)

For the Fiscal Year Ended December 29, 2019

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	Deficit	Total

Balance at December 30, 2018	11,546,589	$1	$10,756	$10,757	$(5,018)	$5,739
Net loss					(1,018)	(1,018)
Common stock dividend	245,376	-	-	-	-	-
Cash paid in lieu of fractional shares	-	-	(2)	(2)	-	(2)
Issuance of warrants to purchase common stock	-	-	21	21	-	21
Issuance of warrants to placement agents	-	-	16	16	-	16
Issuance of common stock in lieu of director fees payable	68,334	-	360	360	-	360
Share-based compensation	-	-	262	262	-	262
Balance at December 29, 2019	11,860,299	$1	$11,413	$11,414	$(6,036)	$5,378

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

For the Fiscal Years Ended December 27, 2020 and December 29, 2019

	2020	2019
Cash flows from operating activities
Net loss	$(14,860)	$(1,018)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Deferred income taxes	(4,077)	204
Depreciation and amortization	1,172	785
Impairment of goodwill and other intangible assets	9,295
Share-based compensation	99	262
Loss on extinguishment of debt	88	-
Change in fair value of derivative liability	(887)	-
Gain on contingent consideration payable adjustment	(1,680)	-
Change in operating right of use assets	1,255	683
Net loss (gain) on disposition of refranchising restaurants	55	(1,795)
Accretion of loan fees and interest	973	1,883
Accretion of preferred shares	62	65
Accretion of purchase price liability	481	557
Provision for bad debts	981	77
Change in:
Accounts receivable	554	(723)
Trade and other notes receivable	-	83
Accrued interest receivable from affiliate	(3,631)	(1,528)
Prepaid expenses	(992)	118
Other	7	(118)
Accounts payable	(9)	3,128
Accrued expense	(1,678)	643
Accrued advertising	1,398	203
Accrued interest payable	585	(982)
Dividend payable on preferred shares	(531)	1,431
Deferred income	(144)	(2,364)
Total adjustments	3,376	2,612
Net cash (used in) provided by operating activities	(11,484)	1,594

Cash flows from investing activities
Change in due from affiliates	(13,359)	(8,976)
Acquisition of subsidiary, net of cash acquired	(23,918)	(2,332)
Proceeds from sale of refranchised restaurants	1,093	2,340
Purchases of property and equipment	(460)	(45)
Other	69	-
Net cash used in investing activities	(36,575)	(9,013)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	74,294	23,022
Repayments of borrowings	(24,295)	(16,726)
Proceeds from preferred stock offering and associated warrants, net of issuance costs	8,122	1,107
Change in operating lease liabilities	(816)	(530)
Payments made on acquisition purchase price liability	(500)	-
Redemption of preferred stock	(500)	-
Repurchase of warrants	(742)	-
Dividends paid in cash	(318)	(2)
Other	-	(80)
Net cash provided by financing activities	55,245	6,791

Net increase (decrease) in cash, cash equivalents and restricted cash	7,186	(628)
Cash, cash equivalents and restricted cash at beginning of year	25	653
Cash, cash equivalents and restricted cash at end of year	$7,211	$25

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,403	$5,989
Cash paid for income taxes	$167	$244

Supplemental disclosure of non-cash financing and investing activities:
Director fees converted to common stock	$240	$360
Income taxes (receivable) payable included in amounts due from affiliates	$(158)	$51

The accompanying notes are an integral part of these audited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND RELATIONSHIPS

Organization and Nature of Business

FAT Brands Inc. (the “Company”) is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual and casual dining restaurant concepts around the world. Organized in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), we completed our initial public offering on October 20, 2017 and issued additional shares of common stock representing 20 percent of our ownership upon completion of the offering. During the fourth quarter of 2020, we completed a transaction in which FCCG merged into a wholly owned subsidiary of ours, and we became the parent company of FCCG.

The Company is a multi-brand franchisor specializing in fast casual and casual dining restaurant concepts around the world. As of December 29, 2019, the Company owns and franchises nine restaurant brands through various wholly owned subsidiaries: Fatburger, Johnny Rockets, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger. Combined, these brands have over 700 locations, including units under construction, and more than 200 under development.

Each franchising subsidiary licenses the right to use its brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to provide training, some supervision and assistance, and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees have temporarily closed some retail locations, modified store operating hours, adopted a “to-go” only operating model, or a combination of these actions. These actions have reduced consumer traffic, all resulting in a negative impact to franchisee and Company revenues. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption. We may experience longer-term effects on our business and economic growth and changes in consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time.

Going Concern

The Company recognized a loss from operations of $15,098,000 during the fiscal year ended December 27, 2020 and income from operations of $5,918,000 for the fiscal year ended December 29, 2019. The Company recognized net losses of $14,860,000 and $1,018,000 during the fiscal years ended December 27, 2020 and December 29, 2019, respectively. In addition, net cash used in operations totaled $11,484,000 for the fiscal year ended December 27, 2020 compared to net cash provided by operations for the fiscal year ended December 29, 2019 of $1,594,000. As of December 27, 2020, the Company’s total liabilities exceeded total assets by $41,883,000 compared to its total assets exceeding total liabilities by $5,378,000 as of December 29, 2019. The reduction in earnings for 2020 is primarily due to reductions in revenues and the impairment of goodwill and other intangible assets due to the effects of COVID-19, coupled with higher general and administrative costs. The changes in the Company’s financial position as of December 29, 2019 compared to December 27, 2020 reflect these operating effects of COVID-19 as well as the assumption of certain liabilities related to the Merger as of December 24, 2020.

The combination of these factors raises substantial doubt about the Company’s ability to continue as a going concern as assessed under the framework of FASB’s Accounting Standard Codification (“ASC”) 205. The ASC 205 assessment framework is a two-step process in which an entity assesses whether substantial doubt about its ability to meet its obligations during the subsequent 12 months from the assessment date is raised, and if substantial doubt is raised, whether management’s plans will be effectively implemented to alleviate the factors that raise the substantial doubt. Management believes that while substantial doubt is raised based on certain factors which existed during the fiscal year ended December 27, 2020, including but not limited to the COVID-19 pandemic, its plans may be effectively implemented such that the substantial doubt may be alleviated. As such, the Company’s consolidated financial statements for the year ended December 27, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Cash and cash equivalents, including restricted cash, projected cash flow from operations, and future refinancing of its debt obligations are expected to be sufficient to meet the Company’s working capital requirements for the next 12 months.

During the year ended December 27, 2020, the Company completed the following transactions which added to its liquidity position:

●	On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued new notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto (collectively, the “Indenture”). Net proceeds from the issuance of the Securitization Notes were $37,389,000, which consisted of the combined face amount of $40,000,000, net of discounts and debt offering costs (See Note 10). A portion of the proceeds from the Securitization was used to repay the remaining $26,771,000 in outstanding debt balance under the Lion Loan and Security Agreement and to pay the Securitization debt offering costs with the remaining proceeds being used for working capital.
●	On July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell in a public offering (the “Offering”) 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants (the “2020 Series B Warrants”) to purchase common stock at $5.00 per share. The Offering closed on July 16, 2020 with net proceeds to the Company of $8,122,000, which was net of $878,000 in underwriting and offering costs.
●	On September 21, 2020, FAT Royalty completed the sale of an additional $40 million of Series 2020-2 Fixed Rate Asset-Backed Notes (the “Series M-2 Notes”), increasing the Company’s Securitization Notes to $80 million. Net proceeds from the issuance of the Series M-2 Notes were $35,371,000, which consist of the face amount of $40,000,000, net of discounts of $3,200,000 and debt offering costs of $1,429,000. Approximately $24,730,000 of the proceeds from the Series M-2 Notes were used to acquire Johnny Rockets, with the remaining proceeds from the Securitizations are being used for working capital.

During the twelve months following the date of the issuance of this Annual Report on Form 10-K, the Company anticipates that it may refinance the Securitization Notes and Series M-2 Notes at an amount greater than the outstanding principal indebtedness and borrowing rates that are lower than its existing rates which could provide additional liquidity to the Company. In addition, the Company has seen significant improvement in its operating performance subsequent to December 27, 2020, as COVID-19 vaccinations have become more prevalent in the United States and federal, state and local restrictions have eased in many of the markets where its franchisees operate. Lastly, the Company may negotiate extended payment terms of certain short-term liabilities. Despite the Company’s belief that it may (i) have the ability to refinance its Securitization Notes and Series M-2 Notes, (ii) continue to see operating performance improvements, and (iii) have the ability to negotiate extended payment terms of short-term liabilities, the Company cannot make any reasonable assurances about its ability to refinance or renegotiate its obligations nor can it estimate any future effects of the COVID-19 pandemic on its business, results of operations, and financial position. The accompanying financial statements do not include the effects of these uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Both fiscal 2020 and 2019 were 52-week years.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The operations of Elevation Burger have been included since its acquisition on June 19, 2019 and Johnny Rockets has been included since its acquisition on September 21, 2020. Intercompany accounts have been eliminated in consolidation.

Use of estimates in the preparation of the consolidated financial statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the determination of fair values of intangibles for which there is no active market, the allocation of basis between assets acquired, sold or retained, valuation allowances for notes receivable and accounts receivable, and the realization of deferred tax assets. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial statement reclassification – Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

Credit and Depository Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management reviews each of its franchisee’s financial condition prior to entry into a franchise or other agreement, as well as periodically through the term of the agreement, and believes that it has adequately provided for any exposure to potential credit losses. As of December 27, 2020, accounts receivable, net of allowance for doubtful accounts, totaled $4,208,000, with no franchisee representing more than 10% of that amount. As of December 29, 2019, the Company had two franchisees each representing 20% of accounts receivable, net of allowance for doubtful accounts.

The Company maintains cash deposits in national financial institutions. From time to time the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 27, 2020, the Company had uninsured deposits in the amount of $6,047,299. As of December 29, 2019, the Company had no accounts with uninsured balances.

Restricted Cash – The Company has restricted cash consisting of funds required to be held in trust in connection with the Company’s Securitization. The current portion of restricted cash as of December 27, 2020 consisted of $2,867,000. Non-current restricted cash of $400,000 as of December 27, 2020 represents interest reserves required to be set aside for the duration of the securitized debt. There were no restricted cash balances as of December 29, 2019.

Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 27, 2020, and December 29, 2019, accounts receivable was stated net of an allowance for doubtful accounts of $739,000 and $595,000, respectively.

Trade notes receivable – Trade notes receivable are created when an agreement is reached to settle a delinquent franchisee receivable account and the entire balance is not immediately paid. Generally, trade notes receivable include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and generally carry an interest rate of 6% to 7.5%. Reserve amounts on the notes are established based on the likelihood of collection. As of December 27, 2020, there were no trade notes receivable recorded on the financial statements.

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

Other than a derivative liability that existed during part of 2020 and the contingent consideration payable liabilities, the Company does not have a material amount of financial assets or liabilities that are required to be measured at fair value on a recurring basis under U.S. GAAP (See Note 12). None of the Company’s non-financial assets or non-financial liabilities are required to be measured at fair value on a recurring basis.

Income taxes – Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG would, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company would pay FCCG the amount that its tax liability would have been had it filed a separate return. As such, prior to the Merger, the Company accounted for income taxes as if it filed separately from FCCG. The Tax Sharing Agreement was cancelled following the Merger.

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

Earnings per share – The Company reports basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of the inclusion of all potentially dilutive securities would be anti-dilutive. As of December 27, 2020, and December 29, 2019, there were no potentially dilutive securities considered in the calculation of diluted loss per common share due to losses for each period.

The Company declared a stock dividend on February 7, 2019 and issued 245,376 shares of common stock in satisfaction of the stock dividend (See Note 17). Unless otherwise noted, earnings per share and other share-based information for 2019 have been adjusted retrospectively to reflect the impact of that stock dividend.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 3. MERGERS AND ACQUISITIONS

Merger with Fog Cutter Capital Group Inc.

On December 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FCCG, Fog Cutter Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and Fog Cutter Holdings, LLC, a Delaware limited liability company (“Holdings”).

Pursuant to the Merger Agreement, FCCG agreed to merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”). Upon closing of the Merger, the former stockholders of FCCG became direct stockholders of the Company holding, in the aggregate, 9,679,288 shares of the Company’s common stock (the same number of shares of common stock held by FCCG immediately prior to the Merger) and will receive certain limited registration rights with respect to the shares received in the Merger. As a result of the Merger, FCCG’s wholly owned subsidiaries, Homestyle Dining, LLC, Fog Cap Development LLC, Fog Cap Acceptance Inc. and BC Canyon LLC, became indirect wholly owned subsidiaries of the Company (the “Merged Entities”).

Under the Merger Agreement, Holdings has agreed to indemnify the Company for breaches of FCCG’s representations and warranties, covenants and certain other matters specified in the Merger Agreement, subject to certain exceptions and qualifications. Holdings has also agreed to hold a minimum fair market value of shares of Common Stock of the Company to ensure that it has assets available to satisfy such indemnification obligations if necessary.

In connection with the Merger, the Company declared a special stock dividend (the “Special Dividend”) payable only to holders of our Common Stock, other than FCCG, on the record date consisting of 0.2319998077 shares of the Company’s 8.25% Series B Cumulative Preferred Stock (liquidation preference $25.00 per share) (the “Series B Preferred Stock”) for each outstanding share of Common Stock held by such stockholders, with the value of any fractional shares of Series B Preferred Stock to be paid in cash. FCCG did not receive any portion of the Special Dividend, which had a record date of December 21, 2020 and payment date of December 23, 2020. The Special Dividend was expressly conditioned upon the satisfaction or valid waiver of the conditions to closing of the Merger set forth in the Merger Agreement. The Special Dividend was intended to reflect consideration for the potential financial impact of the Merger on the common stockholders other than FCCG, including the assumption of certain debts and obligations of FCCG by the Company by virtue of the Merger.

The Company undertook the Merger primarily to simplify its corporate structure and eliminate limitations that restrict the Company’s ability to issue additional Common Stock for acquisitions and capital raising. FCCG holds a substantial amount of net operating loss carryforwards (“NOLs”), which could only be made available to the Company as long as FCCG owned at least 80% of FAT Brands. With the Merger, the NOLs will be held directly by the Company, which will then have greater flexibility in managing its capital structure. In addition, after the Merger the Company will no longer be required to compensate FCCG for utilizing its NOLs under the existing Tax Sharing Agreement between the Company and FCCG.

The Board of Directors of the Company established a Special Committee of the Board (the “Special Committee”) comprised solely of independent directors to review and evaluate the transaction with FCCG, the terms of the transaction and other alternatives available to the Company. The Special Committee was advised by independent legal counsel and by independent financial advisors. These financial advisors advised the Special Committee that the Special Dividend to be received by the holders of Common Stock, other than FCCG, in connection with the Merger is fair to such stockholders from a financial point of view, based upon and subject to the assumptions and limitations set forth in such financial advisor’s written fairness opinion to the Special Committee.

The Merger is treated under ASC 805-50-30-6 which indicates that when there is a transfer of assets or exchange of shares between entities under common control, the receiving entity shall recognize those assets and liabilities at their net carrying amounts at the date of transfer. As such, on the date of the Merger, all of the transferred assets and assumed liabilities of FCCG and the Merged Entities are recorded on the Company’s books at their book value. The financial statements are presented on a prospective basis from the date of transfer as there has not been a change in the reporting entity.

The Merger resulted in the following assets and liabilities being included in the consolidated financial statements of the Company as of the Merger date. Due to the previous relationship between the parties, these amounts were carried over at FCCG’s book value (in thousands):

Prepaid assets	$33
Deferred tax assets	21,605
Other assets	100
Accounts payable	(926)
Accrued expense	(6,846)
Current portion of debt	(12,486)
Litigation reserve	(3,980)
Due to affiliates	(43,653)
Total net identifiable liabilities (net deficit)	$(46,153)

A net loss of $67,000 attributed to FCCG from the date of the Merger is included in the accompanying consolidated statements of operations for the fiscal year ended December 27, 2020. There were no revenues attributed to FCCG during the ownership period.

Proforma Information

The table below presents the proforma revenue and net loss of the Company for the fiscal years ended December 27, 2020 and December 29, 2019, assuming the Merger had occurred on December 31, 2018 (the beginning of the Company’s 2019 fiscal year), pursuant to ASC 805-10-50 (in thousands). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the Merger occurred on that date, nor does it purport to predict the results of operations for future periods.

	Fiscal Year Ended
	December 27, 2020	December 29, 2019

Revenues	$18,118	$22,505
Net loss	$(14,626)	$(7,872)

The proforma information above reflects the combination of the Company’s results as disclosed in the accompanying consolidated statements of operations for the fiscal years ended December 27, 2020 and December 29, 2019, together with the audited results of FCCG for the fiscal year ended December 29, 2019 and the unaudited results of FCCG for the portion of fiscal 2020 prior to the Merger, with the following adjustments:

●	Certain inactive subsidiaries of FCCG were not included in the Merger (the “Excluded Entities”). Proforma adjustments have been made to eliminate the operating results of the Excluded Entities so that the information above reflects only the entities included in the Merger.
●	FCCG historically made loan advances to Andrew A. Wiederhorn, its CEO and significant stockholder (the “Stockholder Loan”). Prior to the Merger, the Stockholder Loan was cancelled, and the balance recorded as a loss on forgiveness of loan to stockholder. Had the Merger been completed as of the assumed proforma date of December 31, 2018 (the beginning of the Company’s 2019 fiscal year), the Stockholder Loan would have been cancelled prior to that date and there would have been no further advances made. As a result, the proforma information above eliminates the loss on forgiveness of loan to stockholder and the related interest income recorded by FCCG in its historical financial statements.
●	A proforma adjustment has been made during the 2020 fiscal year to eliminate intercompany dividend income earned by FCCG on preferred stock issued by FAT.

Acquisition of Johnny Rockets

On September 21, 2020, the Company completed the acquisition of Johnny Rockets Holding Co., a Delaware corporation (“Johnny Rockets”) for a cash purchase price of approximately $24.7 million. The transaction was funded with proceeds from an increase in the Company’s securitization facility (See Note 11). Fees and expenses related to the Johnny Rockets acquisition totaled approximately $604,000, consisting primarily of professional fees, all of which are classified as other expenses in the accompanying consolidated statement of operations. These fees and expenses were funded through cash on hand and proceeds from borrowings.

Immediately following the closing of the acquisition of Johnny Rockets, the Company contributed the franchising subsidiaries of Johnny Rockets to FAT Royalty I, LLC pursuant to a Contribution Agreement. (See Note 11).

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of Johnny Rockets was estimated at $24,730,000. This preliminary assessment of fair value of the net assets and liabilities as well as the final purchase price were estimated at closing and are subject to change. The preliminary allocation of the consideration to the preliminary valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$812
Accounts receivable	1,452
Assets held for sale	10,765
Goodwill	1,461
Other intangible assets	26,900
Deferred tax assets	2,836
Other assets	438
Accounts payable	(1,113)
Accrued expenses	(3,740)
Deferred franchise fees	(4,988)
Operating lease liability	(10,028)
Other liabilities	(65)
Total net identifiable assets	$24,730

Revenues of $2,393,000 and net income of $202,000 attributed to Johnny Rockets from the date of acquisition are included in the accompanying consolidated statements of operations for the fiscal year ended December 27, 2020.

Proforma Information

The table below presents the proforma revenue and net (loss) income of the Company for the fiscal years ended December 27, 2020 and December 29, 2019, assuming the acquisition of Johnny Rockets had occurred on December 31, 2018 (the beginning of the Company’s 2019 fiscal year), pursuant to ASC 805-10-50 (in thousands). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of Johnny Rockets occurred on this date nor does it purport to predict the results of operations for future periods.

	Fiscal Year Ended
	December 27, 2020	December 29, 2019

Revenues	$23,863	$38,216
Net (loss) income	$(15,260)	$4,971

The proforma information above reflects the combination of the Company’s results as disclosed in the accompanying consolidated statements of operations for the fiscal years ended December 27, 2020 and December 29, 2019, together with the audited results of Johnny Rockets for the fiscal year ended December 29, 2019 and the unaudited results of Johnny Rockets for the portion of fiscal 2020 prior to the acquisition, with the following adjustments:

●	Revenue – The unaudited proforma revenues and net (loss) income present franchise fee revenue and advertising revenue in accordance with ASC 606 in a manner consistent with the Company’s application thereof. As a non-public company, Johnny Rockets had not yet been required to adopt ASC 606.
●	Overhead allocations from the former parent company have been adjusted to the estimated amount the Company would have allocated for the years ended December 27, 2020 and December 29, 2019.
●	Former parent company management fees have been eliminated from the proforma.
●	Amortization of intangible assets has been adjusted to reflect the preliminary fair value at the assumed acquisition date.
●	Depreciation on assets treated as held for sale by the Company has been eliminated.
●	The proforma adjustments also include advertising expenses in accordance with ASC 606.
●	The proforma interest expense has been adjusted to exclude actual Johnny Rockets interest expense incurred prior to the acquisition. All interest-bearing liabilities were paid off at closing.
●	The proforma interest expense has been adjusted to include proforma interest expense that would have been incurred relating to the acquisition financing obtained by the Company.
●	Non-recurring, non-operating gains and losses have been eliminated from the proforma statements.

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

The purchase price consists of $50,000 in cash, a contingent warrant to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), and the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7,509,816, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Warrant is only exercisable in the event that the Company merges with FCCG. The Seller Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the purchase, the Company also loaned $2,300,000 in cash to the Seller under a subordinated promissory note (the “Elevation Buyer Note”) bearing interest at 6.0% per year and maturing in August 2026. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. In addition, the Seller will be entitled to receive earn-out payments of up to $2,500,000 if Elevation Burger realizes royalty fee revenue in excess of certain amounts. As of the date of the acquisition, the fair market value of this contingent consideration totaled $531,000. As of December 27, 2020, and December 29, 2019, the contingent purchase price payable totaled $728,000 and $633,000, respectively, which includes the accretion of interest expense at an effective interest rate of 18%.

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

During the first quarter of 2019, the Company met all of the criteria requiring that certain assets used in the operation of certain restaurants be classified as held for sale. As a result, the following assets have been classified as held for sale on the accompanying audited consolidated balance sheet as of December 27, 2020 and December 29, 2019 (in thousands):

	December 27, 2020	December 29, 2019

Property, plant and equipment	$1,352	$1,912
Operating lease right of use assets	9,479	3,216
Total	$10,831	$5,128

Operating lease liabilities related to the assets classified as held for sale in the amount of $9,892,000 and $3,325,000, have been classified as current liabilities on the accompanying audited consolidated balance sheet as of December 27, 2020 and December 29, 2019, respectively.

During the year ended December 27, 2020, operating restaurants incurred restaurant costs and expenses, net of revenue of $2,364,000. In addition, the sale or closure of restaurants resulted in losses of $1,463,000 during the fiscal year ended December 27, 2020. During the year ended December 29, 2019, operating restaurants incurred restaurant costs and expenses, net of revenue of $2,014,000. In addition, the sale and refranchising of restaurants resulted in the gains of $1,795,000 during the fiscal year ended December 29, 2019.

The following table highlights the results of the Company’s refranchising program during 2020 and 2019 (in thousands):

	Fiscal year ended December 27, 2020	Fiscal year ended December 29, 2019
Restaurant costs and expenses, net of revenue	$(2,364)	$(2,014)
(Loss) gains on store sales or closures	(1,463)	1,795
Refranchising loss	$(3,827)	$(219)

Note 5. NOTES RECEIVABLE

Notes receivable consist of trade notes receivable and the Elevation Buyer Note.

Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of December 27, 2020, all trade notes receivable were fully reserved. As of December 29, 2019, trade notes receivable totaled $250,000, which was net of reserves of $123,000.

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger (See Note 3). The Company loaned $2,300,000 in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1,903,000, which was net of a discount of $397,000. As of December 27, 2020 and December 29, 2019, the balance of the Elevation Note was $1,830,000 and $1,814,000, respectively, which were net of discounts of $267,000 and $352,000, respectively. During the fiscal year ended December 27, 2020 and December 29, 2019, the Company recognized $211,000 and $114,000 in interest income on the Elevation Buyer Note, respectively.

Note 6. GOODWILL

Goodwill consists of the following (in thousands):

	December 27, 2020	December 29, 2019
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Ponderosa	-	1,462
Yalla	261	263
Elevation Burger	521	521
Johnny Rockets	1,461	-
Total goodwill	$10,909	$10,912

The COVID related downturn in operations prompted the Company to review the carrying value of its goodwill regularly throughout the year. These analyses resulted in the recognition of impairment of these assets in the amount of $1,464,000 for the year ended December 27, 2020. There were no impairment charges during the 2019 fiscal year.

Note 7. OTHER INTANGIBLE ASSETS

Other intangible assets consist of trademarks and franchise agreements that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company or by FCCG prior to FCCG’s contribution of the brands to the Company at the time of the initial public offering (in thousands):

	December 27, 2020	December 29, 2019
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa	300	7,230
Yalla	776	1,530
Elevation Burger	4,690	4,690
Johnny Rockets	20,300	-
Total trademarks	35,068	22,452

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(804)	(482)
Ponderosa – cost	1,477	1,640
Ponderosa – accumulated amortization	(337)	(243)
Elevation Burger – cost	2,450	2,450
Elevation Burger – accumulated amortization	(761)	(263)
Johnny Rockets – cost	6,600	-
Johnny Rockets – accumulated amortization	(162)	-
Total franchise agreements	12,643	7,282
Total Other Intangible Assets	$47,711	$29,734

The COVID related downturn in operations prompted the Company to review its intangible assets regularly throughout the year. These analyses resulted in the recognition of impairment of trademarks in the amount of $7,684,000 and impairment of franchise agreements in the amount of $147,000 for the year ended December 27, 2020. There were no impairment charges during the 2019 fiscal year.

The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2021	$1,526
2022	1,526
2023	1,526
2024	1,220
2025	1,027
Thereafter	5,818
Total	$12,643

Note 8. DEFERRED INCOME

Deferred income is as follows (in thousands):

	December 27, 2020	December 29, 2019

Deferred franchise fees	$10,003	$5,417
Deferred royalties	291	422
Deferred vendor incentives	692	303
Total	$10,986	$6,142

Note 9. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG would, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. Under the Tax Sharing Agreement, the Company would pay FCCG the amount that its current tax liability would have been had it filed a separate return. An inter-company receivable due from FCCG and its affiliates was applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement. The Tax Sharing Agreement was terminated following the Merger with FCCG during the fourth quarter of 2020.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 27, 2020	December 29, 2019
Deferred tax assets (liabilities)
Net federal and state operating loss carryforwards	$24,463	$830
Deferred revenue	2,681	1,353
Intangibles	(5,820)	(614)
Deferred state income tax	(240)	(27)
Reserves and accruals	2,185	208
Interest expense carryforward	4,858	-
Tax credits	466	244
Share-based compensation	228	192
Interest expense	1,631	-
Fixed assets	504	(137)
Operating lease right of use assets	(1,271)	(960)
Operating lease liabilities	1,269	991
Valuation allowance	(513)	(49)
Other	110	1
Total	$30,551	$2,032

The increase in the total deferred tax assets during 2020 was primarily the result of the Merger with FCCG and the acquisition of Johnny Rockets. The merger with FCCG resulted in an initial increase of deferred tax assets of $21,605,000, which consisted primarily of net operating loss carryforwards. The consolidation of Johnny Rockets initially increased deferred tax assets by $2,836,000, which was primarily comprised of net operating loss carryforwards, net of deferred tax liabilities related to goodwill and other intangible assets.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. As of December 27, 2020 and December 29, 2019, the Company recorded a valuation allowance against its deferred tax assets in the amount of $513,000 and $49,000, respectively, as it determined that these amounts would not likely be realized.

The Company had federal net operating loss carryforwards (“NOLs”) of approximately $98.1 million and $2.8 million as of December 27, 2020 and December 29, 2019, respectively. The Company’s State NOLs were approximately $58.7 million and $3.7 million as of December 27, 2020 and December 29, 2019, respectively. The NOLs began to expire in 2021. The Company also had certain federal tax credits totaling approximately $466,000 and $244,000 as of December 27, 2020 and December 29, 2019, respectively. The credits will begin to expire in 2028.

Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and certain other deductions and credits which are available to the Company. The portion of the NOLs and other tax benefits accumulated by Johnny Rockets prior to the Acquisition are subject to this annual limitation.

Components of the income tax (benefit) expense are as follows (in thousands):

	Fiscal Year Ended December 27, 2020	Fiscal Year Ended December 29, 2019
Current
Federal	$(118)	$29
State	40	34
Foreign	466	244
	388	307
Deferred
Federal	(3,199)	291
State	(878)	(88)
	(4,077)	203
Total income tax (benefit) expense	$(3,689)	$510

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	December 27, 2020	December 29, 2019

Tax benefit at statutory rate	$(3,895)	$(107)
State and local income taxes	(661)	(43)
Foreign taxes	466	244
Tax credits	(222)	(24)
Dividends on preferred stock	138	372
Meals and entertainment	(16)	42
Goodwill impairment	417	-
Other	84	26
Total income tax (benefit) expense	$(3,689)	$510

As of December 27, 2020, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 27, 2020.

NOTE 10. LEASES

As of December 27, 2020, the Company has recorded fifteen operating leases for corporate offices and for certain restaurant properties that are in the process of being refranchised. The leases have remaining terms ranging from 3 months to 18 years. The Company recognized lease expense of $1,950,000 and $1,441,000 for the fiscal years ended December 27, 2020 and December 29, 2019, respectively. The weighted average remaining lease term of the operating leases as of December 27, 2020 was 7.6 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases are as follows (in thousands):

	December 27, 2020	December 29, 2019

Right of use assets	$13,948	$4,076
Lease liabilities	$14,651	$4,206

The operating lease right of use assets and operating lease liabilities include obligations relating to the optional term extensions available on the five restaurant leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 9.4% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.

The contractual future maturities of the Company’s operating lease liabilities as of December 27, 2020, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2021	$3,009
2022	3,182
2023	3,275
2024	3,137
2025	2,791
Thereafter	4,854
Total lease payments	20,248
Less imputed interest	5,597
Total	$14,651

Supplemental cash flow information for the fiscal year ended December 27, 2020 related to leases is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$1,202
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$14,500

Note 11. DEBT

Securitization

On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”), in which FAT Royalty issued notes (the “Securitization Notes”) pursuant to an indenture and the supplement thereto, each dated March 6, 2020 (collectively, the “Indenture”).

The Securitization Notes issued in March 2020 consist of the following (the “Series A and B Notes”):

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series A and B Notes were $37,389,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,365,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Series A and B Notes.

A portion of the proceeds from the Series A and B Notes were used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “Lion”) and to pay Securitization debt offering costs. The remaining proceeds from the Securitization were available for working capital.

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

Net proceeds from the issuance of the Series M-2 Notes were $35,371,000, which consists of the face amount of $40,000,000, net of discounts of $3,200,000 and debt offering costs of $1,429,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Series M-2 Notes.

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

While the Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis, with the scheduled principal payments of $1,000,000 per quarter on each of the Series A-2 and Series B-2 Notes and $200,000 per quarter on the Series M-2 Notes beginning the second quarter of 2021. The Company anticipates that the Securitization Notes will be repaid prior to the Final Legal Maturity Date, with the anticipated repayment date occurring in January 2023 for the A-2 Notes, October 2023 for the B-2 Notes and April 2026 for the Series M-2 Notes (the “Anticipated Repayment Dates”). If FAT Royalty has not repaid or refinanced the Securitization Notes prior to the applicable Anticipated Repayment Date as defined in the Indenture, additional interest expense will begin to accrue and all additional proceeds will be utilized for additional principal amortization, as defined in the Indenture.

If FAT Royalty has not repaid or refinanced the Class A-2 Notes prior to January 2023, additional interest will accrue thereon in an amount equal to the greater of (i) 5.00% per annum and (ii) a per annum interest rate equal to the amount, if any, by which the sum of the following exceeds the original interest rate on the Class A-2 Notes: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the Class A-2 anticipated repayment date of the United States Treasury security having a term closest to 5 years plus (y) 5.0%, plus (z) 5.77%.

If FAT Royalty has not repaid or refinanced the Class B-2 Notes prior to October 2023, additional interest will accrue thereon in an amount equal to the greater of (i) 5.00% per annum and (ii) a per annum interest rate equal to the amount, if any, by which the sum of the following exceeds the original interest rate on the Class B-2 Notes: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the Class B-2 anticipated repayment date of the United States Treasury security having a term closest to 5 years plus (y) 5.0%, plus (z) 8.27%.

If FAT Royalty has not repaid or refinanced the Class M-2 Notes prior to April 2026, additional interest will accrue thereon in an amount equal to the greater of (i) 5.00% per annum and (ii) a per annum interest rate equal to the amount, if any, by which the sum of the following exceeds the original interest rate on the Class M-2 Notes: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the Class M-2 anticipated repayment date of the United States Treasury security having a term closest to 5 years plus (y) 5.0%, plus (z) 9.48%.

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

The Securitization Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the Franchise Entities. The restrictions placed on the Company’s subsidiaries require that FAT Royalty’s principal and interest obligations have first priority, after the payment of the Management Fee and certain other FAT Royalty expenses (as defined in the Indenture), and amounts are segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly debt service is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The Securitization Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any jurisdiction.

The Securitization Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the Indenture. If certain covenants are not met, the Notes may become partially or fully due and payable on an accelerated schedule. In addition, FAT Royalty may voluntarily prepay, in part or in full, the Notes in accordance with the provisions in the Indenture. As of December 27, 2020, FAT Royalty was in compliance with these covenants.

As of December 27, 2020, the recorded balance of the Securitization Notes was $73,369,000, which is net of debt offering costs of $3,374,000 and original issue discount of $3,257,000. The Company recognized interest expense on the Securitization Notes of $4,205,000 for the fiscal year ended December 27, 2020, which includes $385,000 for amortization of debt offering costs and $188,000 for amortization of the original issue discount. The average effective interest rate of the Securitization Notes, including such amortizations, was 10.3% for the fiscal year ended December 27, 2020.

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

On March 6, 2020, the Company repaid the Lion Loan and Security Agreement in full by making a total payment of approximately $26,771,000. This consisted of $24,000,000 in principle, approximately $2,120,000 in accrued interest and $651,000 in penalties and fees. As a result of the repayment, the Lion Warrant was cancelled in its entirety.

The Company recognized interest expense on the Loan and Security Agreement of $1,783,000 for the year ended December 27, 2020, which includes $212,000 for amortization of all unaccreted debt offering costs at the time of the repayment and $650,000 in penalties and fees. The Company recognized interest expense on the Loan and Security Agreement of $4,881,000 for the fiscal year ended December 29, 2019, which includes $227,000 for amortization of debt offering costs and a $500,000 loan extension fee.

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

As of December 27, 2020, the carrying value of the Elevation Note was $5,919,000 which is net of the loan discount of $872,000 and debt offering costs of $56,000. The Company recognized interest expense relating to the Elevation Note during the fiscal year ended December 27, 2020 in the amount of $689,000, which included amortization of the loan discount of $277,000 and amortization of $10,000 in debt offering costs. The Company recognized interest expense relating to the Elevation Note during the year ended December 29, 2019 in the amount of $383,000, which included amortization of the loan discount of $146,000 and amortization of $5,000 in debt offering costs. The effective interest rate for the Elevation Note during the year ended December 27, 2020 was 11.7%.

The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all indebtedness of the Company arising under any agreement or instrument to which Company or any of its Affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment.

Paycheck Protection Program Loans

During the fiscal year ended December 27, 2020, the Company received loan proceeds in the amount of approximately $1,532,000 under the Paycheck Protection Program (the “PPP Loans”) and Economic Injury Disaster Loan Program (the “EIDL Loans”). The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

At inception, the PPP Loans and EIDL Loans related to FAT Brands Inc. as well as five restaurant locations that were part of the Company’s refranchising program. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, there can be no assurance that the Company will be eligible for forgiveness of the loans, in whole or in part. Any unforgiven portion of the PPP Loans is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of December 27, 2020, the balance remaining on the PPP Loans and EIDL Loans was $1,183,000 related to FAT Brands Inc. as the five restaurant locations were closed or refranchised during the second and third quarters of 2020 (Note 4). The Company is currently in the process of applying for forgiveness of the PPP Loans and the EIDL Loans.

Assumed Debt from Merger

The following debt of FCCG was assumed by Fog Cutter Acquisition LLC, a subsidiary of the Company, as part of the Merger (in thousands):

December 27, 2020
Note payable to a private lender. The note bears interest at a fixed rate of 12% and is unsecured. Interest is due monthly in arrears. The note matures on May 21, 2021.	$1,977

Note payable to a private lender. The note bears interest at a fixed rate of 12% and is unsecured. Interest is due monthly in arrears. The note matures on May 21, 2021.	2,871

Note payable to a private lender. The note bears interest at a fixed rate of 15%. The note matures May 21, 2021.	17

Note payable to a private lender. The note bears interest at a fixed rate of 12%. Interest is due monthly in arrears. The note matures May 21, 2021.	762

Consideration payable to former FCCG shareholders issued in redemption of fractional shares of FCCG’s stock. The consideration is unsecured and non-interest bearing and is due and payable on May 21, 2021.	6,864

Total	$12,491

Note 12. PREFERRED STOCK

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

The Offering closed on July 16, 2020 with net proceeds to the Company of $8,122,000, which was net of $878,000 in underwriting and offering costs.

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

If the Company fails to pay dividends on the Series B Preferred Stock in full for any twelve accumulated, accrued and unpaid dividend periods, the dividend rate shall increase to 10% until the Company has paid all accumulated accrued and unpaid dividends on the Series B Preferred Stock in full and has paid accrued dividends during the two most recently completed dividend periods in full, at which time the 8.25% dividend rate shall be reinstated.

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

The Company entered into an agreement to exchange all of the outstanding shares of Series A-1 Fixed Rate Cumulative Preferred Stock for 168,001 shares of Series B Preferred Stock valued at $4,200,000, pursuant to a Settlement, Redemption and Release Agreement with the holders of such shares. At the time of the exchange, the adjusted basis of the Series A Preferred on the Company’s books was $4,421,000, net of unamortized debt discounts and debt offering costs, and the Company recognized a gain on the exchange in the amount of $221,000.

In connection with the acquisition of FCCG by the Company, in December 2020 the Company declared a special stock dividend (the “Special Dividend”) payable only to holders of our Common Stock , other than FCCG, on the record date, consisting of 0.2319998077 shares of Series B Cumulative Preferred Stock for each outstanding share of Common Stock held by such stockholders. The value of fractional shares of Series B Preferred Stock was paid in cash dividends totaling approximately $29,000. The Special Dividend was paid on December 23, 2020 and resulted in the issuance of 520,145 additional shares of Series B Preferred Stock with a market value on the payment date of approximately $8,885,000.

As of December 27, 2020, the Series B Preferred Stock consisted of 1,183,272 shares outstanding with a balance of $21,788,000. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $517,000 during the fiscal year ended December 27, 2020.

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

The Company classifies the Series A Preferred Stock as debt.

As of December 27, 2020, there were 80,000 shares of Series A Preferred Stock outstanding, with a balance of $7,961,000 which is net of debt offering costs of $5,000.

The Company recognized interest expense on the Series A Preferred Stock of $1,367,000 for the fiscal year ended December 27, 2020, which includes accretion expense of $42,000 as well as $6,000 for the amortization of debt offering costs. For the 2019 fiscal year, the Company recognized interest expense on the Series A Preferred Stock of $1,415,000, which includes accretion expense of $22,000 and $3,000 for the amortization of debt offering costs. The year-to-date effective interest rate for the Series A Preferred Stock for 2020 was 15.0%.

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

On July 13, 2020, the Company entered into a Settlement, Redemption and Release Agreement (the “Series A-1 Agreement”) with the holders of the Series A-1 Preferred Stock, to exchange all outstanding shares of Series A-1 Preferred Stock for shares of newly issued Series B Preferred. The Series A-1 Agreement also included a negotiated $300,000 reduction in the redemption value of the Series A-1 Preferred Stock. The Company recognized a $221,000 gain as a result of the reduction during the year ended December 27, 2020.

Prior to the exchange, the Company recognized interest expense on the Series A-1 Preferred Stock of $87,000 for the year ended December 27, 2020, which included a net reduction in the debt discount of $15,000, as well as $3,000 in amortization of debt offering costs. The Company recognized interest expense on the Series A-1 Preferred Stock of $309,000 for the fiscal year ended December 29, 2019, which included recognized accretion expense of $32,000 and $7,000 for the amortization of debt offering costs.

Note 13. Related Party Transactions

Due from Affiliates

On April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement with FCCG (“Intercompany Agreement”). The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11,906,000. Subsequent to the issuance of the Original Note, the Company and certain of its direct or indirect subsidiaries made additional intercompany advances. Pursuant to the Intercompany Agreement, the revolving credit facility was subject to an interest at a rate of 10% per annum, had a five-year term with no prepayment penalties, and had a maximum capacity of $35,000,000. All additional borrowings under the Intercompany Agreement were subject to the approval of the Board of Directors, in advance, on a quarterly basis and were subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21,067,000 including the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income, and other adjustments through December 29, 2019. Effective with the Merger with FCCG, the Intercompany Agreement was terminated and intercompany balances are eliminated in consolidation.

Effective July 5, 2018, the Company made a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4.0 million (the “Preferred Interest”). FCCG owns all of the common interests in HSD. The holder of the Preferred Interest was entitled to a 15% priority return on the outstanding balance of the investment (the “Preferred Return”). Any available cash flows from HSD on a quarterly basis were to be distributed to pay the accrued Preferred Return and repay the Preferred Interest until fully retired. On or before the five-year anniversary of the investment, the Preferred Interest were to be fully repaid, together with all previously accrued but unpaid Preferred Return. FCCG unconditionally guaranteed repayment of the Preferred Interest in the event HSD failed to do so. Effective with the Merger with FCCG, the Preferred Interest was terminated and intercompany balances are eliminated in consolidation.

During the year ended December 27, 2020, the Company recorded a receivable from FCCG in the amount of $158,000 under the Tax Sharing Agreement, which was added to the intercompany receivable. During the fiscal year ended December 29, 2019, the Company recorded a payable to FCCG in the amount of $51,000 under the Tax Sharing Agreement, which was offset against the intercompany receivable. The Tax Sharing Agreement was terminated following the Merger. (See Note 9).

Note 14. SHAREHOLDERS’ EQUITY

As of December 27, 2020 and December 29, 2019, the total number of authorized shares of common stock was 25,000,000, and there were 11,926,264 and 11,860,299 shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the fiscal year ended December 27, 2020:

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for fiscal year ended December 27, 2020 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 29, 2019	722,481	$8.45	7.5
Grants	91,908	$5.90	9.8
Forfeited	(158,284)	$7.98	7.7
Expired	-	$-	-
Stock options outstanding at December 27, 2020	656,105	$8.21	7.8
Stock options exercisable at December 27, 2020	453,566	$9.34	7.3

The range of assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	0% - 10.43%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.32% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $99,000 and $262,000 during the fiscal years ended December 27, 2020 and December 29, 2019, respectively. As of December 27, 2020, there remains $152,000 of share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

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

On August 11, 2020, the Company purchased a portion of the outstanding Placement Agent Warrants for $12,626. The reacquired Placement Agent Warrants were issued on July 3, 2018 and granted the right to purchase 25,787 shares of the Company’s common stock at an exercise price of $7.20 per share. As of December 27, 2020, there were remaining outstanding Placement Agent Warrants granting rights to purchase 40,904 shares of the Company’s common stock at an exercise price of $7.20 per share.

Between August 19, 2020 and December 7, 2020, the Company engaged in several open market purchases of the 2020 Series B Offering Warrants. For payment of total consideration of $479,789, the Company acquired warrants which had been issued on July 16, 2020 and which granted the right to purchase a total of 284,290 shares of the Company’s common stock at an exercise price of $5.00 per share. As a result of these transactions, the remaining outstanding 2020 Series B Offering Warrants grant rights to purchase 1,899,910 shares of the Company’s common stock, beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company and FCCG.

Warrant Exchange

In connection with the July 13, 2020 Offering of 8.25% Series B Cumulative Preferred Stock, the Company entered into agreements with certain holders of the Original Series B Preferred to exchange the 34,224 outstanding Series B Warrants for 285,200 new Series B Offering Warrants valued at $292,000, pursuant to Warrant Exchange Agreements, in consideration of their consent to amend and restate the terms of the Series B Cumulative Preferred Stock. As a result of the warrant exchange the Company recognized a loss of $271,000. (See Note 12)

The original Series B Warrants had been issued between October 3, 2019 and December 29, 2019, in connection with the sale of Original Series B Preferred and granted the right to purchase 34,284 shares of the Company’s common stock at an exercise price of $8.50 per share, exercisable for a period of five years from October 3, 2019.

Outstanding Warrants

As of December 27, 2020, the Company had the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 81,700 shares of the Company’s common stock granted to the selling agent in the Company’s Initial Public Offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $14.69 per share, and the Common Stock Warrants were valued at $124,000 at the date of grant. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 102,125 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 12). The Subscription Warrants were valued at $87,000 at the date of grant. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,530 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Note 12). The Exchange Warrants were valued at $25,000 at the date of grant. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 57,439 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane. The Hurricane Warrants were valued at $58,000 at the date of grant. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 40,904 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 11). The remaining Placement Agent Warrants had been valued at $48,000 at the date of grant. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 19, 2019, in connection with the acquisition of Elevation Burger (See Note 3), to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), exercisable for a period of five years, but only in the event of a merger of the Company and FCCG, commencing on the second business day following the potential merger and ending on the five year anniversary thereafter. The Elevation Warrants were not valued at the date of grant due to the contingency relating to their exercise.

●	Warrants issued between October 3, 2019 and December 29, 2019, in connection with the sale of Series B Units, to purchase 60 shares of the Company’s common stock at an exercise price of $8.50 per share (the “Series B Warrants”), exercisable for a period of five years from October 3, 2019. These warrants have not yet been presented by the holders for exchange with 2020 Series B Offering Warrants (See Note 12).

●	Warrants issued on July 16, 2020, in connection with Series B Preferred Stock Offering (See Note 12), to purchase 1,899,910 shares of the Company’s common stock at an exercise price of $5.00 per share (the “2020 Series B Offering Warrants”), exercisable beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company (or any of its subsidiaries) and FCCG, and will expire on July 16, 2025. The Series B Offering Warrants were valued at $1,926,000 at the date of grant.

●	Warrants issued on July 16, 2020, to purchase 2020 Series B Offering Warrants, which would grant the holder the right to purchase 18,990 shares of the Company’s common stock at an exercise price of $5.00 per share (the “2020 Series B Offering Warrants”), exercisable beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company (or any of its subsidiaries) and its parent company, FCCG, and will expire on July 16, 2025. The exercise price to purchase the 2020 Series B Offering Warrant is $0.01 per underlying share of common stock. These warrants were valued at $64,000 at the date of grant.

The Company’s warrant activity for the fiscal year ended December 27, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 29, 2019	2,091,652	$3.57	3.4
Grants	2,203,190	$4.96	4.5
Forfeited	(2,021,309)	$2.71	3.6
Warrants outstanding at December 27, 2020	2,273,533	$5.68	4.3
Warrants exercisable at December 27, 2020	2,273,533	$5.68	4.3

The range of assumptions used to establish the value of the warrants using the Black-Scholes valuation model are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	3.80 - 5.00

In addition to the warrants to purchase common stock described above, the Company has also granted the following warrants on other securities to the underwriters in connection with the Series B Preferred Stock Offering (See Note 12):

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

Note 17. DIVIDENDS ON COMMON STOCK

In connection with the acquisition of FCCG by the Company, in December 2020, the Company declared a special stock dividend (the “Special Dividend”) payable only to holders of our Common Stock, other than FCCG, on the record date, consisting of 0.2319998077 shares of the Company’s Series B Preferred Stock for each outstanding share of Common Stock held by such stockholders. The value of fractional shares of Series B Preferred Stock was paid in cash and totaled approximately $29,000. The Special Dividend was paid on December 23, 2020 and resulted in the issuance of 520,145 additional shares of Series B Preferred Stock with a market value on the payment date of approximately $8,885,000.

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

On June 7, 2018, FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, James Neuhauser, Edward H. Rensi, Marc L. Holtzman, Squire Junger, Silvia Kessel, Jeff Lotman, Fog Cutter Capital Group Inc., and Tripoint Global Equities, LLC (collectively, the “Original Defendants”) were named as defendants in a putative securities class action lawsuit entitled Rojany v. FAT Brands, Inc., Case No. BC708539 (the “Rojany Case”), in the Superior Court of the State of California, County of Los Angeles. Since the time that the case was initially filed, plaintiffs Alden, Hazelton-Harrington and Marin, voluntarily dismissed their claims without prejudice, leaving only plaintiff Rojany as the putative class representative plaintiff (“Plaintiff”). On January 29, 2020, Plaintiff filed a Motion for Class Certification. On October 8, 2020, the Court denied Plaintiff’s Motion for Class Certification. On January 6, 2021, the parties executed a Settlement Agreement and Mutual Release pursuant to which plaintiff agreed to dismiss his individual claims against defendants with prejudice in exchange for a payment by or on behalf of defendants of $50,000. On January 27, 2021, plaintiff filed a request for dismissal of this action, with prejudice, in its entirety.

Adam Vignola, et al. v. FAT Brands Inc., et al., United States District Court for the Central District of California, Case No. 2:18-cv-07469.

On August 24, 2018, the Original Defendants were named as defendants in a putative securities class action lawsuit entitled Vignola v. FAT Brands, Inc., Case No. 2:18-cv-07469-PSG-PLA, in the United States District Court for the Central District of California. The allegations and claims for relief asserted in Vignola are substantively identical to those asserted in the Rojany Case. On December 17, 2019, the Court granted Defendants’ Motion to Dismiss the Second Amended Class Action Complaint in Part, Without Leave to Amend. On December 27, 2019, Lead Plaintiffs filed a Motion for Class Certification. By order entered March 16, 2020, the Court denied Lead Plaintiffs’ Motion for Class Certification. On September 25, 2020, the parties executed a Settlement Agreement and Mutual Release pursuant to which lead plaintiffs agreed to dismiss their individual claims against defendants with prejudice in exchange for a payment by or on behalf of defendants of $75,000. On October 13, 2020, the Court ordered the stipulated dismissal of this action, with prejudice, in its entirety.

Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-00772-HE)

In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12 million to $22 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery, and the matter is scheduled for trial for November 2021. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.

SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606)

SBN FCCG LLC (“SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (“FCCG”) in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $651,290, which included $225,030 in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $651,290 judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $656,543. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $668,954. In May 2019, the parties agreed to settle the matter for $580,000, which required the immediate payment of $100,000, and the balance to be paid in August 2019. FCCG wired $100,000 to SBN in May 2019, but has not yet paid the remaining balance of $480,000. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 27, 2020, the Company had accrued an aggregate of $5.68 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.

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

When the Company acquired Johnny Rockets, it assumed control of nine restaurant locations which are now being marketed as part of our refranchising efforts. Each location is subject to a real estate lease.

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs. Additional information related to the Company’s operating leases are disclosed in Note 10.

Note 19. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Fiscal Year Ended December 27, 2020	Fiscal Year Ended December 29, 2019
United States	$14,146	$18,624
Other countries	3,972	3,881
Total revenues	$18,118	$22,505

Revenues are shown based on the geographic location of our licensee restaurants. All our assets are located in the United States.

During the fiscal years ended December 27, 2020 and December 29, 2019, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 20. OPERATING SEGMENTS

With minor exceptions, the Company’s operations are comprised exclusively of franchising a growing portfolio of restaurant brands. The Company’s growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. While each brand could be considered an individual business segment, the nature of the Company’s business is consistent across our portfolio. Consequently, while management assesses the progress of its operations by brand, these operations may be aggregated into one reportable segment in the Company’s financial statements.

As part of its ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations. During the refranchising period, the Company may operate the restaurants.

The chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial performance and allocates resources at an overall level on a recurring basis. Therefore, management has determined that the Company has one reportable segment.

NOTE 21. SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 27, 2020 through the date of issuance of these audited consolidated financial statements. During this period, the Company did not have any significant subsequent events.

FAT BRANDS INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2020

	Dollars in thousands
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Recoveries	Balance at End of Period
Allowance for:
Trade notes and accounts receivable	$744	$981	$(612)	$1,113

ITEM 16. FORM 10-K SUMMARY

Not applicable.

57

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

DATE	NAME AND TITLE

March 29, 2021	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer and Director (Principal Executive Officer)

March 29, 2021	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

March 29, 2021	/s/ Edward Rensi
Edward Rensi, Chairman of the Board

March 29, 2021	/s/ Squire Junger
Squire Junger, Director

March 29, 2021	/s/ James Neuhauser
James Neuhauser, Director

58

EXHIBIT INDEX

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, effective October 19, 2017.	10-Q	3.1	12/04/2017
3.2	Amended and Restated Bylaws of the Company, effective as of March 29, 2021				X
3.3	Certificate of Designation of Rights and Preferences of Series A Fixed Rate Cumulative Preferred Stock	8-K	3.1	06/13/2018
3.4	Certificate of Designation of Rights and Preferences of Series A-1 Fixed Rate Cumulative Preferred Stock	8-K	3.1	07/10/2018
3.5	Certificate of Amendment of Certificate of Designation of Series A Fixed Rate Cumulative Preferred Stock	8-K	3.1	02/28/2019
3.6	Certificate of Amendment of Certificate of Designation of Series A-1 Fixed Rate Cumulative Preferred Stock	8-K	3.2	02/28/2019
3.7	Amended and Restated Certificate of Designation of Rights and Preferences of Series B Cumulative Preferred Stock, filed on July 15, 2020	8-K	3.1	07/16/2020
4.1	Warrant to Purchase Common Stock, dated October 20, 2017, issued to Tripoint Global Equities, LLC.	10-Q	4.1	12/04/2017
4.2	Warrant to Purchase Common Stock, dated June 7, 2018, issued to Trojan Investments, LLC	10-Q	4.1	08/15/2018
4.3	Warrant to Purchase Common Stock, dated June 27, 2018, issued to Fog Cutter Capital Group, Inc.	10-Q	4.2	08/15/2018
4.4	Form of Warrants to Purchase Common Stock, dated July 3, 2018, issued to sellers of Hurricane AMT, LLC	8-K	4.1	07/10/2018
4.5	Warrant to Purchase Common Stock, dated July 3, 2018, issued to FB Lending, LLC	8-K	4.2	07/10/2018
4.6	Warrant Agency Agreement, dated October 3, 2019 (including form of Warrant Certificate)	8-K	10.2	10/09/2019
4.7	Warrant Agency Agreement, dated July 16, 2020, between the Company and VStock Transfer, LLC, to act as the Warrant Agent (including the form of Warrant Certificate)	8-K	10.1	07/16/2020
4.8	Base Indenture, dated March 6, 2020, by and between FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary.	8-K	4.1	03/12/2020
4.9	Series 2020-1 Supplement to Base Indenture, dated March 6, 2020, by and between FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee.	8-K	4.2	03/12/2020
4.10	Series 2020-2 Supplement to Base Indenture, dated September 21, 2020, by and between FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee	8-K	4.2	09/25/2020
4.11	Supplement Number One to Base Indenture, dated September 21, 2020, by and among FAT Brands Royalty I, LLC, and UMB Bank, N.A., as trustee	8-K	4.3	09/25/2020
4.12	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X

59

10.1	Form of Indemnification Agreement, dated October 20, 2017, between the Company and each director and executive officer.	1-A	6.3	09/06/2017
10.2*	2017 Omnibus Equity Incentive Plan	1-A	6.1	09/27/2017
10.3	Management Agreement, dated March 6, 2020, by and among FAT Brands Inc., FAT Brands Royalty I, LLC, each of the Franchise Entities, and the Trustee.	8-K	10.2	03/12/2020
10.4	Intercompany Revolving Credit Agreement, dated April 24, 2020, by and between FAT Brands Inc. and Fog Cutter Capital Group, Inc.	10-K	10.11	04/28/2020
10.5	Amended and Restated Office Lease, dated November 18, 2019, by and among Duesenberg Investment Company, LLC, Fatburger North America, Inc., Fog Cutter Capital Group Inc., and Fatburger Corporation	10-K	10.12	04/28/2020
10.6	Stock Redemption Agreement, dated July 13, 2020, by and between FAT Brands Inc. and Trojan Investments LLC	10-Q	10.2	11/12/2020
21.1	Significant Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document	X
(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document	X
(Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
(Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
(Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
(Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(Furnished)

•	Indicates management contract or compensatory plan or arrangement.

60