Form 10-Q
period 2021-03-28
Fat Brands, Inc
filed 2021-05-12
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2021

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

As of May 7, 2021, there were 12,229,479 shares of common stock outstanding.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

March 28, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 28, 2021	December 27, 2020
		(Audited)
Assets
Current assets
Cash	$1,163	$3,944
Restricted cash	3,352	2,867
Accounts receivable, net of allowance for doubtful accounts of $762 and $739, as of March 28, 2021 and December 27, 2020, respectively	4,467	4,208
Trade and other notes receivable, net of allowance for doubtful accounts of $103 as of March 28, 2021 and December 27, 2020	210	208
Assets classified as held for sale	10,570	10,831
Other current assets	1,968	2,365
Total current assets	21,730	24,423

Noncurrent restricted cash	400	400
Notes receivable – noncurrent, net of allowance for doubtful accounts of $271, as of March 28, 2021 and December 27, 2020	1,640	1,622
Deferred income tax asset, net	31,546	30,551
Operating lease right of use assets	4,125	4,469
Goodwill	9,706	10,909
Other intangible assets, net	47,331	47,711
Other assets	1,615	1,059
Total assets	$118,093	$121,144

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$8,684	$8,625
Accrued expenses and other liabilities	19,912	19,833
Deferred income, current portion	1,782	1,887
Accrued advertising	1,978	2,160
Accrued interest payable	1,876	1,847
Dividend payable on preferred shares	1,143	893
Liabilities related to assets classified as held for sale	9,656	9,892
Current portion of operating lease liability	777	748
Current portion of preferred shares, net	7,970	7,961
Current portion of long-term debt	22,104	19,314
Other	17	17
Total current liabilities	75,899	73,177

Deferred income – noncurrent	9,537	9,099
Acquisition purchase price payable	2,829	2,806
Operating lease liability, net of current portion	3,864	4,011
Long-term debt, net of current portion	71,464	73,852
Other liabilities	76	82
Total liabilities	163,669	163,027

Commitments and contingencies (Note 18)

Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; 1,183,272 shares issued and outstanding at March 28, 2021 and December 27, 2020; liquidation preference $25 per share	21,267	21,788
Common stock, $.0001 par value; 25,000,000 shares authorized; 12,029,264 and 11,926,264 shares issued and outstanding at March 28, 2021 and December 27, 2020, respectively	(43,515)	(42,775)
Accumulated deficit	(23,328)	(20,896)
Total stockholders’ deficit	(45,576)	(41,883)
Total liabilities and stockholders’ deficit	$118,093	$121,144

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

For the Thirteen Weeks Ended March 28, 2021 and March 29, 2020

	2021	2020

Revenue
Royalties	$4,898	$3,309
Franchise fees	540	175
Advertising fees	1,188	931
Other operating income	23	8
Total revenue	6,649	4,423

Costs and expenses
General and administrative expense	4,926	3,531
Refranchising loss	427	539
Advertising fees	1,192	931
Total costs and expenses	6,545	5,001

Income (loss) from operations	104	(578)

Other expense, net
Interest expense, net of interest income of $0 and $718 due from affiliates during the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively	(2,460)	(1,622)
Interest expense related to preferred shares	(288)	(452)
Other income (expense), net	83	(16)
Total other expense, net	(2,665)	(2,090)

Loss before income tax benefit	(2,561)	(2,668)

Income tax benefit	(129)	(298)

Net loss	$(2,432)	$(2,370)

Basic and diluted loss per common share	$(0.20)	$(0.20)
Basic and diluted weighted average shares outstanding	11,970,505	11,868,842

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands, except share data)

For the Thirteen Weeks Ended March 28, 2021

	Common Stock				Preferred Stock
			Additional	Total			Additional	Total
		Par	paid-in	Common		Par	paid-in	Preferred	Accumulated
	Shares	value	capital	Stock	Shares	value	capital	Stock	deficit	Total

Balance at December 27, 2020	11,926,264	$1	$(42,776)	$(42,775)	1,183,272	$-	$21,788	$21,788	$(20,896)	$(41,883)
Net loss	-	-	-	-	-	-	-	-	(2,432)	(2,432)
Issuance of common stock through exercise of warrants	103,000	-	426	426	-	-	89	89	-	515
Share-based compensation	-	-	37	37	-	-	-	-	-	37
Measurement period adjustment in accordance with ASU 2015-16	-	-	(1,203)	(1,203)	-	-	-	-	-	(1,203)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	(610)	(610)	-	(610)

Balance at March 28, 2021	12,029,264	$1	$(43,516)	$(43,515)	1,183,272	$-	$21,267	$21,267	$23,328	$(45,576)

For the Thirteen Weeks Ended March 29, 2020

	Common Stock
			Additional
		Par	paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at December 29, 2019	11,860,299	$1	$11,413	$11,414	$(6,036)	$5,378
Net loss	-	-	-	-	(2,370)	(2,370)
Issuance of common stock in lieu of director fees payable	16,360	-	75	75	-	75
Share-based compensation	-	-	15	15	-	15
Correction of recorded conversion rights associated with Series A-1 preferred shares	-	-	(90)	(90)	-	(90)

Balance at March 29, 2020	11,876,659	$1	$11,413	$11,414	$(8,406)	$3,008

The accompanying notes are an integral part of these consolidated financial statements.

FAT BRANDS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

For the Thirteen Weeks Ended March 28, 2021 and March 29, 2020

	2021	2020
Cash flows from operating activities
Net loss	$(2,432)	$(2,370)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	(995)	(318)
Depreciation and amortization	398	232
Share-based compensation	37	15
Change in operating right of use assets	605	183
Accretion of loan fees and interest	364	241
Accretion of preferred shares	10	7
Accretion of purchase price liability	24	130
Provision for bad debts	-	162
Change in:
Accounts receivable	(258)	44
Accrued interest receivable from affiliate	-	(718)
Prepaid expenses	397	(33)
Deferred income	332	339
Accounts payable	59	(71)
Accrued expense	83	(599)
Accrued advertising	(187)	(8)
Accrued interest payable	47	(973)
Dividend payable on preferred shares	278	444
Other	(8)	(78)
Total adjustments	1,186	(1,001)
Net cash used in operating activities	(1,246)	(3,371)

Cash flows from investing activities
Change in due from affiliates	-	(5,091)
Payments received on loans receivable	-	46
Proceeds from sale of refranchised restaurants	-	1,650
Purchases of property and equipment	(573)	(18)
Net cash used in investing activities	(573)	(3,413)

Cash flows from financing activities
Proceeds from borrowings and associated warrants, net of issuance costs	-	37,271
Repayments of borrowings	-	(24,149)
Change in operating lease liabilities	(353)	(149)
Payments made on acquisition purchase price liability	-	(500)
Exercise of warrants	515	-
Dividends paid in cash	(639)	-
Net cash (used in) provided by financing activities	(477)	12,473

Net (decrease) increase in cash and restricted cash	(2,296)	5,689
Cash and restricted cash at beginning of the period	7,211	25
Cash and restricted cash at end of the period	$4,915	$5,714

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,969	$1,571
Cash paid for income taxes	$211	$13

Supplemental disclosure of non-cash financing and investing activities:
Director fees converted to common stock	$-	$75
Income taxes (receivable) payable included in amounts due from affiliates	$-	$(121)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND RELATIONSHIPS

Organization and Nature of Business

FAT Brands Inc. (the “Company or FAT”) is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual and casual dining restaurant concepts around the world. Organized in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), the Company completed an initial public offering on October 20, 2017 and issued additional shares of common stock representing 20 percent of its ownership. During the fourth quarter of 2020, the Company completed a transaction in which FCCG merged into a wholly owned subsidiary of FAT (the “Merger”), and FAT became the indirect parent company of FCCG.

As of March 28, 2021, the Company owns and franchises nine restaurant brands through various wholly owned subsidiaries: Fatburger, Johnny Rockets, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger. Combined, these brands have approximately 700 locations, including units under construction, and more than 200 under development.

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

With minor exceptions, the Company’s operations are comprised exclusively of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training, and corporate accounting services. As part of its ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations. During the refranchising period, the Company may operate the restaurants and classifies the operational activities as refranchising gains or losses and the assets and associated liabilities as held-for sale.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees temporarily closed some retail locations, modified store operating hours, adopted a “to-go” only operating model, or a combination of these actions. These actions reduced consumer traffic, all resulting in a negative impact to franchisee and Company revenues. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is still a great deal of uncertainty around the severity and duration of the disruption. We may experience longer-term effects on our business and economic growth and changes in consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time.

Liquidity

The Company recognized income from operations of $104,000 during the thirteen weeks ended March 28, 2021 compared to a loss from operations of $578,000 for the thirteen weeks ended March 29, 2020. The Company recognized a net loss of $2,432,000 during the thirteen weeks ended March 28, 2021 compared to a net loss of $2,370,000 during the thirteen weeks ended March 29, 2020. Net cash used in operations totaled $1,246,000 for the thirteen weeks ended March 28, 2021 compared to $3,371,000 for thirteen weeks ended March 29, 2020. As of March 28, 2021, the Company’s total liabilities exceeded total assets by $45,576,000 compared to $41,883,000 as of December 27, 2020. The change in the Company’s financial position reflects operating improvements as the effects of COVID-19 began to stabilize offset by the assumption of certain liabilities related to the Merger in December 2020.

In the Company’s 2020 Annual Report on Form 10-K (“2020 Form 10-K”), the Company disclosed that the combination of the operating performance during the twelve months ended December 27, 2020 and the Company’s financial position as of December 27, 2020 raised substantial doubt about the Company’s ability to continue as a going concern as assessed under the framework of FASB’s Accounting Standard Codification (“ASC”) 205 for the twelve months following the date of the issuance of the 2020 Form 10-K.

Subsequent to the reporting period ended March 28, 2021, on April 26, 2021, the Company completed the issuance and sale in a private offering (the “Offering”) of three tranches of fixed rate secured notes (see Note 21). Proceeds of the Offering were used to repay in full its 2020 Securitization Notes as well as fees and expenses related to the Offering, resulting in net proceeds to the Company of approximately $57 million (see Note 11). The Offering alleviated the substantial doubt about the Company’s ability to continue as a going concern that was disclosed in the 2020 Form 10-K.

The Company utilized a portion of the net proceeds from the Offering to repay a portion of indebtedness assumed as a result of the Merger (see Notes 11 and 21).

In addition to the liquidity provided by the successful completion of the Offering, the Company has experienced significant improvement in its operating performance subsequent to December 27, 2020, as COVID-19 vaccinations have become more prevalent in the United States and federal, state and local restrictions have eased in many of the markets where its franchisees operate. As a result, the Company believes that its liquidity position will be sufficient for the twelve months of operations following the issuance of this Form 10-Q.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. The first reporting period for each of fiscal years 2020 and 2021 were 13 weeks.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The operations of Johnny Rockets have been included since its acquisition on September 21, 2020 and the operations of FCCG have been included since the merger on December 24, 2020. Intercompany accounts have been eliminated in consolidation.

Use of estimates in the preparation of the consolidated financial statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the determination of fair values of intangibles for which there is no active market, the allocation of basis between assets acquired, sold or retained, valuation allowances for notes and accounts receivable, and deferred tax assets. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial statement reclassification – Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications including measurement period adjustments to the preliminary purchase price allocations relating to the acquisition of Johnny Rockets and the Merger in accordance with ASU 2015-16. During the first quarter of 2021, adjustments were made to provisional amounts reclassifying $1,203,000 between goodwill and additional paid in capital on the consolidated balance sheet. These adjustments did not impact the Company’s consolidated statement of operations during the current period or during prior periods.

Credit and Depository Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management reviews each of its franchisee’s financial condition prior to entry into a franchise or other agreement, as well as periodically through the term of the agreement, and believes that it has adequately provided for exposures to potential credit losses. As of March 28, 2021 and December 27, 2020, accounts receivable, net of allowance for doubtful accounts, totaled $4,466,000 and $4,208,000, with no franchisee representing more than 10% of that amount at either date.

The Company maintains cash deposits in national financial institutions. From time to time the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of March 28, 2021 and December 27, 2020, the Company had uninsured deposits in the amount of $3,931,238 and $6,047,299, respectively.

Restricted Cash – The Company has restricted cash consisting of funds required to be held in trust in connection with the Company’s securitized debt. The current portion of restricted cash as of March 28, 2021 and December 27, 2020 consisted of $3,353,000 and $2,867,000, respectively. Non-current restricted cash of $400,000 as of March 28, 2021 and December 27, 2020, represents interest reserves required to be set aside for the duration of the securitized debt.

Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 28, 2021 and December 27, 2020, accounts receivable was stated net of an allowance for doubtful accounts of $762,000 and $739,000, respectively.

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

Other than a derivative liability that existed during part of 2020 and the contingent consideration payable liabilities incurred in connection with the acquisition of certain of our brands, the Company does not have a material amount of financial assets or liabilities that are required to be measured at fair value on a recurring basis under U.S. GAAP (See Note 12). None of the Company’s non-financial assets or non-financial liabilities are required to be measured at fair value on a recurring basis.

Income taxes – Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG would, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. The Company would pay FCCG the amount that its tax liability would have been had it filed a separate return. As such, prior to the Merger, the Company accounted for income taxes as if it filed separately from FCCG. The Tax Sharing Agreement was cancelled in connection with the Merger.

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

Earnings per share – The Company reports basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of the inclusion of all potentially dilutive securities would be anti-dilutive. As of March 28, 2021 and March 29, 2020, there were no potentially dilutive securities considered in the calculation of diluted loss per common share due to losses for each period.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, and later amended the ASU in 2019, as described below. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

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

In connection with the Merger, the Company declared a special stock dividend (the “Special Dividend”) payable on the record date only to holders of our Common Stock, other than FCCG, consisting of 0.2319998077 shares of the Company’s 8.25% Series B Cumulative Preferred Stock (liquidation preference $25.00 per share) (the “Series B Preferred Stock”) for each outstanding share of Common Stock held by such stockholders, with the value of any fractional shares of Series B Preferred Stock being paid in cash. FCCG did not receive any portion of the Special Dividend, which had a record date of December 21, 2020 and payment date of December 23, 2020. The Special Dividend was expressly conditioned upon the satisfaction or valid waiver of the conditions to closing of the Merger set forth in the Merger Agreement. The Special Dividend was intended to reflect consideration for the potential financial impact of the Merger on the common stockholders other than FCCG, including the assumption of certain debts and obligations of FCCG by the Company by virtue of the Merger.

The Company undertook the Merger primarily to simplify its corporate structure and eliminate limitations that restrict the Company’s ability to issue additional Common Stock for acquisitions and capital raising. FCCG holds a substantial amount of net operating loss carryforwards (“NOLs”), which could only be made available to the Company as long as FCCG owned at least 80% of FAT Brands. With the Merger, the NOLs will be held directly by the Company, which will then have greater flexibility in managing its capital structure. In addition, after the Merger the Company will no longer be required to compensate FCCG for utilizing its NOLs under the Tax Sharing Agreement previously in effect between the Company and FCCG.

The Merger is treated under ASC 805-50-30-6 which indicates that when there is a transfer of assets or exchange of shares between entities under common control, the receiving entity shall recognize those assets and liabilities at their net carrying amounts at the date of transfer. As such, on the date of the Merger, all of the transferred assets and assumed liabilities of FCCG and the Merged Entities are recorded on the Company’s books at FCCG’s book value. The consolidation of the operations of FCCG and the Merged Entities with the Company is presented on a prospective basis from the date of transfer as there has not been a change in the reporting entity.

The Merger resulted in the following assets and liabilities being included in the consolidated financial statements of the Company as of the Merger date (in thousands):

Prepaid assets	$33
Deferred tax assets	20,402
Other assets	100
Accounts payable	(926)
Accrued expense	(6,846)
Current portion of debt	(12,486)
Litigation reserve	(3,980)
Due to affiliates	(43,653)
Total net identifiable liabilities (net deficit)	$(47,356)

A net loss of $432,000 attributed to the Merged Entities is included in the accompanying consolidated statements of operations for the thirteen weeks ended March 28, 2021. There were no revenues attributed to the Merged Entities during the period.

Proforma Information

The table below presents the proforma revenue and net loss of the Company for the thirteen weeks ended March 29, 2020, assuming the Merger had occurred on December 30, 2019 (the beginning of the Company’s 2020 fiscal year), pursuant to ASC 805-10-50 (in thousands). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the Merger occurred on that date, nor does it purport to predict the results of operations for future periods.

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
	(Actual)	(Proforma)

Revenues	$6,649	$4,423
Net loss	$(2,432)	$(4,612)

The proforma information above reflects the combination of the Company’s results as disclosed in the accompanying consolidated statements of operations for the thirteen weeks ended March 29, 2020, together with the results of the Merged Entities for the thirteen weeks ended March 29, 2020, with the following adjustment:

●	FCCG historically made loan advances to Andrew A. Wiederhorn, its CEO and significant stockholder (the “Stockholder Loan”). Prior to the Merger, the Stockholder Loan was cancelled, and the balance recorded as a loss by FCCG on forgiveness of loan to stockholder. Had the Merger been completed as of the assumed proforma date of December 31, 2018 (the beginning of the Company’s 2019 fiscal year), the Stockholder Loan would have been cancelled prior to that date and there would have been no further advances made. As a result, the proforma information above eliminates the loss by FCCG on forgiveness of loan to stockholder and the related interest income recorded by FCCG in its historical financial statements.

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

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of Johnny Rockets was estimated at $24,730,000. This preliminary assessment of fair value of the net assets and liabilities as well as the final purchase price were estimated at closing and are subject to change. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and certain other deductions and credits which are available to the Company (the “Section 382 and 383 Limitations”). The portion of the NOLs and other tax benefits accumulated by Johnny Rockets prior to the Acquisition are subject to these Section 382 and 382 Limitations. Analysis of these Section 382 and 383 Limitations are ongoing. The preliminary allocation of the consideration to the preliminary valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$812
Accounts receivable	1,452
Assets held for sale	10,765
Goodwill	258
Other intangible assets	26,900
Deferred tax assets	4,039
Other assets	438
Accounts payable	(1,113)
Accrued expenses	(3,740)
Deferred franchise fees	(4,988)
Operating lease liability	(10,028)
Other liabilities	(65)
Total net identifiable assets	$24,730

Revenues of $2,257,000 and net loss of $26,000 attributed to Johnny Rockets are included in the accompanying consolidated statements of operations for the thirteen weeks ended March 28, 2021. The net loss attributed to Johnny Rockets includes allocations of corporate overhead in accordance with the Company’s allocation methodology.

The values of goodwill and other intangible assets were initially considered as of the acquisition date. Descriptions of the Company’s subsequent assessments of impairment of the goodwill and other intangible assets acquired in this acquisition related to COVID-19 are in Note 6.

Proforma Information

The table below presents the proforma revenue and net (loss) income of the Company for the thirteen weeks ended March 29, 2020, assuming the acquisition of Johnny Rockets had occurred on December 30, 2019 (the beginning of the Company’s 2020 fiscal year), pursuant to ASC 805-10-50 (in thousands). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of Johnny Rockets occurred on this date nor does it purport to predict the results of operations for future periods.

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
	(Actual)	(Proforma)

Revenues	$6,649	$7,674
Net (loss) income	$(2,432)	$(2,357)

The proforma information above reflects the combination of the Company’s unaudited results as disclosed in the accompanying consolidated statements of operations for the thirteen weeks March 29, 2020, together with the unaudited results of Johnny Rockets for the thirteen weeks ended March 29, 2020, with the following adjustments:

●	Revenue – The unaudited proforma revenues and net (loss) income present franchise fee revenue and advertising revenue in accordance with ASC 606 in a manner consistent with the Company’s application thereof. As a non-public company, Johnny Rockets had not yet been required to adopt ASC 606.
●	Overhead allocations from the former parent company have been adjusted to the estimated amount the Company would have allocated for the thirteen weeks ended March 29, 2020.
●	Former parent company management fees have been eliminated from the proforma.

●	Amortization of intangible assets has been adjusted to reflect the preliminary fair value at the assumed acquisition date.
●	Depreciation on assets treated as held for sale by the Company has been eliminated.
●	The proforma adjustments also include advertising expenses in accordance with ASC 606.
●	The proforma interest expense has been adjusted to exclude actual Johnny Rockets interest expense incurred prior to the acquisition. All interest-bearing liabilities were paid off at closing.
●	The proforma interest expense has been adjusted to include proforma interest expense that would have been incurred relating to the acquisition financing obtained by the Company.
●	Non-recurring gains and losses have been eliminated from the proforma statements.

nOTE 4. REFRANCHISING

As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.

The Company meets all of the criteria requiring that acquired assets used in the operation of certain restaurants be classified as held for sale. As a result, the following assets have been classified as held for sale on the accompanying consolidated balance sheets as of March 28, 2021 and December 27, 2020 (in thousands):

	March 28, 2021	December 27, 2020
	(Unaudited)	(Audited)

Property, plant and equipment	$1,355	$1,352
Operating lease right of use assets	9,215	9,479
Total	$10,570	$10,831

Operating lease liabilities related to the assets classified as held for sale in the amount of $9,656,000 and $9,892,000, have been classified as current liabilities on the accompanying consolidated balance sheet as of March 28, 2021 and December 27, 2020, respectively.

Restaurant operating costs, net of food sales, totaled $427,000 and $539,000 for the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively.

Note 5. NOTES RECEIVABLE

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger in 2019. The Company loaned $2,300,000 in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances (See Note 11). As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1,903,000, which was net of a discount of $397,000. As of March 28, 2021 and December 27, 2020, the balance of the Elevation Note was $1,850,000 and $1,830,000, respectively, which was net of discounts of $247,000 and $267,000, respectively. During the thirteen weeks ended March 28, 2021 and March 29, 2020, the Company recognized $52,000 and $53,000 in interest income on the Elevation Buyer Note, respectively.

Note 6. GOODWILL

Goodwill consists of the following (in thousands):

	March 28, 2021	December 27, 2020
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Yalla	261	261
Elevation Burger	521	521
Johnny Rockets	258	1,461
Total goodwill	$9,706	$10,909

The Company reviewed the carrying value of its goodwill as of December 27, 2020 and recognized impairment charges as deemed necessary at that time. A subsequent review of the carrying value as of March 28, 2021 did not result in additional impairment charges for the thirteen weeks ended as of that date. There were also no impairment charges during the thirteen weeks ended March 29, 2020.

Note 7. OTHER INTANGIBLE ASSETS

Other intangible assets consist of trademarks and franchise agreements that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company or by FCCG prior to FCCG’s contribution of the brands to the Company at the time of the initial public offering (in thousands):

	March 28, 2021	December 27, 2020
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa	300	300
Yalla	776	776
Elevation Burger	4,690	4,690
Johnny Rockets	20,300	20,300
Total trademarks	35,068	35,068

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(884)	(804)
Ponderosa – cost	1,477	1,477
Ponderosa – accumulated amortization	(362)	(337)
Elevation Burger – cost	2,450	2,450
Elevation Burger – accumulated amortization	(886)	(761)
Johnny Rockets – cost	6,600	6,600
Johnny Rockets – accumulated amortization	(312)	(162)
Total franchise agreements	12,263	12,643
Total Other Intangible Assets	$47,331	$47,711

The Company reviewed the carrying value of its other intangible assets as of December 27, 2020 and recognized impairment charges as deemed necessary at that time. A subsequent review of the carrying value as of March 28, 2021 did not result in additional impairment charges for the thirteen weeks ended as of that date. There were also no impairment charges during the thirteen weeks ended March 29, 2020.

The expected future amortization of the Company’s franchise agreements is as follows (in thousands):

Fiscal year:
2021	$1,141
2022	1,522
2023	1,522
2024	1,217
2025	1,023
Thereafter	5,838
Total	$12,263

Note 8. DEFERRED INCOME

Deferred income is as follows (in thousands):

	March 28, 2021	December 27, 2020

Deferred franchise fees	$10,742	$10,003
Deferred royalties	262	291
Deferred vendor incentives	315	692
Total	$11,319	$10,986

Note 9. Income Taxes

Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provided that FCCG would, to the extent permitted by applicable law, file consolidated federal, California and Oregon (and possibly other jurisdictions where revenue is generated, at FCCG’s election) income tax returns with the Company and its subsidiaries. Under the Tax Sharing Agreement, the Company would pay FCCG the amount that its current tax liability would have been had it filed a separate return. An inter-company receivable due from FCCG and its affiliates was applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement. The Tax Sharing Agreement was terminated in connection with the Merger during the fourth quarter of 2020.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. As of March 28, 2021 and December 27, 2020, the Company recorded a valuation allowance against its deferred tax assets in the amount of $678,000 and $513,000, respectively, as it determined that these amounts would not likely be realized.

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020

Tax benefit at statutory rate	$(538)	$(590)
State and local income taxes	(5)	(38)
Foreign taxes	826	121
Tax credits	(826)	(121)
Dividends on preferred stock	237	280
Valuation allowance	165	-
Other	12	50
Total income tax (benefit) expense	$(129)	$(298)

As of March 28, 2021, the Company’s and its subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and generally, for the prior four years for state tax agencies, based on the filing date for each return. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of March 28, 2021.

NOTE 10. LEASES

As of March 28, 2021, the Company has thirteen operating leases for corporate offices and for certain restaurant properties that are in the process of being refranchised. The leases have remaining terms ranging from 2.6 to 17.8 years. The Company recognized lease expense of $810,000 and $347,000 for the thirteen months ended March 28, 2021 and March 29, 2020, respectively. The weighted average remaining lease term of the operating leases as of March 28, 2021 was 7.4 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases are as follows (in thousands):

	March 28, 2021	December 27, 2020

Right of use assets	$13,340	$13,948
Lease liabilities	$14,297	$14,651

The weighted average discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 9.4% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.

The contractual future maturities of the Company’s operating lease liabilities as of March 28, 2021, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2021	$2,321
2022	3,182
2023	3,275
2024	3,137
2025	2,791
Thereafter	4,855
Total lease payments	19,561
Less imputed interest	5,264
Total	$14,297

Supplemental cash flow information for the thirteen weeks ended March 28, 2021 related to leases is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$810

Note 11. DEBT

Securitization

On March 6, 2020, the Company completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”), in which FAT Royalty issued $20 million of Series 2020-1 Fixed Rates Senior Secured Notes, Class A-2 and $20 million of Series 2020-1 Fixed Rate Senior Subordinated Notes, Class B-2 (collectively the “Series A-2 and B-2 Notes”) pursuant to an indenture and the supplement thereto, each dated March 6, 2020 (collectively, the “Indenture”).

The Series A-2 and B-2 Notes have the following terms:

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

Series A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
Series B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series A-2 and B-2 Notes were $37,389,000, which consisted of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,365,000. The discount and offering costs are accreted as additional interest expense over the expected term of the Series A-2 and B-2 Notes.

On September 21, 2020, FAT Royalty completed the sale of an additional $40 million of Series 2020-2 Fixed Rate Asset-Backed Notes (the “Series M-2 Notes”), pursuant to the Indenture as amended by the Series 2020-2 Supplement.

The Series M-2 Notes consist of the following:

Note	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

M-2	Subordinated	$40,000,000	9.75%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series M-2 Notes were $35,371,000, which consists of the face amount of $40,000,000, net of discounts of $3,200,000 and debt offering costs of $1,429,000. The discount and offering costs are accreted as additional interest expense over the expected term of the Series M-2 Notes.

The Series M-2 Notes are subordinate to the Series A-2 and B-2 Notes. The Series A-2 and B-2 Notes and the Series M-2 Notes (collectively, the “2020 Securitization Notes”) issued under the Indenture, as amended, are secured by an interest in substantially all of the assets of FAT Royalty, including the Johnny Rockets companies, that have been contributed to FAT Royalty and are obligations only of FAT Royalty under the Indenture and not obligations of the Company.

While the 2020 Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis, with the scheduled principal payments of $1,000,000 per quarter on each of the Series A-2 and Series B-2 Notes and $200,000 per quarter on the Series M-2 Notes beginning the second quarter of 2021.

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

The 2020 Securitization Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the Franchise Entities. The restrictions placed on the Company’s subsidiaries require that FAT Royalty’s principal and interest obligations have first priority, after the payment of the Management Fee and certain other FAT Royalty expenses (as defined in the Indenture), and amounts are segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly debt service is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The 2020 Securitization Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any jurisdiction.

The 2020 Securitization Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the Indenture. If certain covenants are not met, the 2020 Securitization Notes may become partially or fully due and payable on an accelerated schedule. In addition, FAT Royalty may voluntarily prepay, in part or in full, the 2020 Securitization Notes in accordance with the provisions in the Indenture. As of March 28, 2021, FAT Royalty was in compliance with these covenants.

As of March 28, 2021, the recorded balance of the 2020 Securitization Notes was $73,682,000, which is net of debt offering costs of $3,216,000 and original issue discount of $3,102,000. As of December 27, 2020, the recorded balance of the 2020 Securitization Notes was $73,369,000, which was net of debt offering costs of $3,374,000 and original issue discount of $3,257,000. The Company recognized interest expense on the 2020 Securitization Notes of $2,063,000 for the thirteen weeks ended March 28, 2021, which includes $158,000 for amortization of debt offering costs and $155,000 for amortization of the original issue discount. The average effective interest rate of the 2020 Securitization Notes, including the amortization of debt offering costs and original issue discount, was 11.2% for the thirteen weeks ended March 28, 2021.

The 2020 Securitization Notes were repaid in full in April 2021 (see Note 21).

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

As of March 28, 2021, the carrying value of the Elevation Note was $5,987,000 which is net of the loan discount of $807,000 and debt offering costs of $53,000. As of December 27, 2020, the carrying value of the Elevation Note was $5,919,000 which is net of the loan discount of $872,000 and debt offering costs of $56,000. The Company recognized interest expense relating to the Elevation Note during the thirteen months ended March 28, 2021 in the amount of $171,000, which included amortization of the loan discount of $65,000 and amortization of $3,000 in debt offering costs. The Company recognized interest expense relating to the Elevation Note during the thirteen weeks ended March 29, 2020 in the amount of $189,000, which included amortization of the loan discount of $71,000 and amortization of $3,000 in debt offering costs. The effective interest rate for the Elevation Note during the thirteen weeks ended March 28, 2021 was 11.5%.

The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all indebtedness of the Company arising under any agreement or instrument to which Company or any of its Affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment.

Paycheck Protection Program Loans

During 2020, the Company received loan proceeds in the amount of approximately $1,532,000 under the Paycheck Protection Program (the “PPP Loans”) and Economic Injury Disaster Loan Program (the “EIDL Loans”). The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

At inception, the PPP Loans and EIDL Loans related to FAT Brands Inc. as well as five restaurant locations that were part of the Company’s refranchising program. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, there can be no assurance that the Company will be eligible for forgiveness of the loans, in whole or in part. Any unforgiven portion of the PPP Loans is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of March 28, 2021 and December 27, 2020, the balance remaining on the PPP Loans and EIDL Loans was $1,186,000 and $1,183,000 related to FAT Brands Inc., as the five restaurant locations were closed or refranchised during the second and third quarters of 2020.

Subsequent to March 28, 2021, the PPP Loans and EIDL Loans were forgiven (see Note 21).

Assumed Debt from Merger

The following debt of FCCG (the “FCCG Debt”) was assumed by Fog Cutter Acquisition LLC, a subsidiary of the Company, as part of the Merger (in thousands):

March 28, 2021
Note payable to a private lender. The note bears interest at a fixed rate of 12% and is unsecured. Interest is due monthly in arrears. The note matures on May 21, 2021.	$1,978

Note payable to a private lender. The note bears interest at a fixed rate of 12% and is unsecured. Interest is due monthly in arrears. The note matures on May 21, 2021.	2,871

Note payable to a private lender. The note bears interest at a fixed rate of 15%. The note matures May 21, 2021.	17

Note payable to a private lender. The note bears interest at a fixed rate of 12%. Interest is due monthly in arrears. The note matures May 21, 2021.	779

Consideration payable to former FCCG shareholders issued in redemption of fractional shares of FCCG’s stock. The consideration is unsecured and non-interest bearing and is due and payable on May 21, 2021.	6,864

Total	$12,509

Subsequent to March 28, 2021, the FCCG Debt was repaid in full (see Note 21).

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

Concurrent with the Offering, the holders of the outstanding 57,140 shares of Original Series B Preferred became subject to the new terms of the Certificate of Designation. As a result, the recorded value of the new Series B Stock was $1,136,000 with $292,000 allocated to the 2020 Series B Offering Warrants. The original holders were also issued 3,537 shares of new Series B Preferred Shares in payment of $88,000 accrued and outstanding dividends relating to the Original Series B Preferred at a price of $25 per share.

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

As of March 28, 2021, the Series B Preferred Stock consisted of 1,183,272 shares outstanding with a balance of $21,267,000. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $610,000 during the thirteen weeks ended March 28, 2021.

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

The Company classifies the Series A Preferred Stock as debt.

As of March 28, 2021, there were 80,000 shares of Series A Preferred Stock outstanding, with a balance of $7,970,000 which is net of debt offering costs and discounts of $30,000.

The Company recognized interest expense on the Series A Preferred Stock of $288,000 for the thirteen weeks ended March 28, 2021, which includes accretion expense of $9,000 as well as $1,000 for the amortization of debt offering costs. The Company recognized interest expense on the Series A Preferred Stock of $355,000 for the thirteen weeks ended March 29, 2020, which includes accretion expense of $6,000 and $1,000 for the amortization of debt offering costs. The year-to-date effective interest rate for the Series A Preferred Stock for 2021 was 14.5%.

Note 13. Related Party Transactions

During the thirteen weeks ended March 28, 2021, there were no reportable related party transactions. For the thirteen weeks ended March 29, 2020, the Company reported the following:

Due from Affiliates

On April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement with FCCG (“Intercompany Agreement”). The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11,906,000. Subsequent to the issuance of the Original Note, the Company and certain of its direct or indirect subsidiaries made additional intercompany advances in the aggregate amount of $10,523,000. Pursuant to the Intercompany Agreement, the revolving credit facility bore interest at a rate of 10% per annum, had a five-year term with no prepayment penalties, and had a maximum capacity of $35,000,000. All additional borrowings under the Intercompany Agreement were subject to the approval of the Board of Directors, in advance, on a quarterly basis and may have been subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21,067,000 including the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income, and other adjustments through December 29, 2019. As of March 29, 2020, the balance receivable under the Intercompany Agreement was $26,854,000.

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

Note 14. SHAREHOLDERS’ EQUITY

As of March 28, 2021 and December 27, 2020, the total number of authorized shares of common stock was 25,000,000, and there were 12,029,264 and 11,926,264 shares of common stock outstanding, respectively.

Below are the changes to the Company’s common stock during the thirteen weeks ended March 28, 2021:

●	The Company issued 103,000 shares of common stock between February 10, 2021 and February 17, 2021 in satisfaction of the exercise of certain 2020 Series B Offering Warrants. The proceeds to the Company from the exercise of the options totaled $515,000.

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

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for thirteen weeks ended March 28, 2021 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 27, 2020	656,105	$8.21	7.5
Grants	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Stock options outstanding at March 28, 2021	656,105	$8.21	7.5
Stock options exercisable at March 28,2021	453,566	$9.34	7.1

The range of assumptions used in the Black-Scholes valuation model to record the stock-based compensation are as follows:

Including Non-Employee Options
Expected dividend yield	0% - 10.43%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.32% - 2.85%
Expected term (in years)	5.50 – 5.75

The Company recognized share-based compensation expense in the amount of $37,000 and $15,000, respectively, during the thirteen weeks ended March 28, 2021 and March 29, 2020. As of March 28, 2021, there remains $124,000 of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 16. WARRANTS

Outstanding Warrants

As of March 28, 2021, the Company had the following outstanding warrants to purchase shares of its common stock:

●	Warrants issued on October 20, 2017 to purchase 81,700 shares of the Company’s common stock granted to the selling agent in the Company’s Initial Public Offering (the “Common Stock Warrants”). The Common Stock Warrants are exercisable commencing April 20, 2018 through October 20, 2022. The exercise price for the Common Stock Warrants is $14.69 per share, and the Common Stock Warrants were valued at $124,000 at the date of grant. The Common Stock Warrants provide that upon exercise, the Company may elect to redeem the Common Stock Warrants in cash by paying the difference between the applicable exercise price and the then-current fair market value of the common stock.

●	Warrants issued on June 7, 2018 to purchase 102,125 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Subscription Warrants”). The Subscription Warrants were issued as part of the Subscription Agreement (see Note 12). The Subscription Warrants were valued at $87,000 at the date of grant. The Subscription Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 27, 2018 to purchase 25,530 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”). The Exchange Warrants were issued as part of the Exchange (See Note 12). The Exchange Warrants were valued at $25,000 at the date of grant. The Exchange Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 57,439 shares of the Company’s common stock at an exercise price of $7.83 per share (the “Hurricane Warrants”). The Hurricane Warrants were issued as part of the acquisition of Hurricane. The Hurricane Warrants were valued at $58,000 at the date of grant. The Hurricane Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on July 3, 2018 to purchase 40,904 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued to the placement agents of the $16 million credit facility with FB Lending, LLC (See Note 11). The remaining Placement Agent Warrants had been valued at $48,000 at the date of grant. The Placement Agent Warrants may be exercised at any time or times beginning on the issue date and ending on the five-year anniversary of the issue date.

●	Warrants issued on June 19, 2019, in connection with the acquisition of Elevation Burger (See Note 3), to purchase 46,875 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Elevation Warrant”), exercisable for a period of five years, but only in the event of a merger of the Company and FCCG, commencing on the second business day following the potential merger and ending on the five year anniversary thereafter. The Elevation Warrants were not valued at the date of grant due to the contingency relating to their exercise.

●	Warrants issued between October 3, 2019 and December 29, 2019, in connection with the sale of Series B Units, to purchase 60 shares of the Company’s common stock at an exercise price of $8.50 per share (the “Series B Warrants”), exercisable for a period of five years from October 3, 2019. These warrants have not yet been presented by the holders for exchange with 2020 Series B Offering Warrants (See Note 12).

●	Warrants issued on July 16, 2020, in connection with Series B Preferred Stock Offering (See Note 12), to purchase 1,796,910 shares of the Company’s common stock at an exercise price of $5.00 per share (the “2020 Series B Offering Warrants”), exercisable beginning on December 24 ,2020, and will expire on July 16, 2025. The Series B Offering Warrants were valued at $1,926,000 at the date of grant. Subsequent to March 28, 2021, on May 3, 2021, the exercise price of the 2020 Series B Offering Warrants decreased from $5.00 per share to $4.8867 per share based on the cash dividend payable to holders of the Company’s common stock as of such date (See Note 17).

●	Warrants issued on July 16, 2020, to purchase 2020 Series B Offering Warrants (the “Series B Underwriter Warrants”), which would grant the holder the right to purchase 18,990 shares of the Company’s common stock at an exercise price of $5.00 per share, exercisable beginning on December 24, 2020 and expiring on July 16, 2025. The exercise price to purchase the 2020 Series B Offering Warrant is $0.01 per underlying share of common stock. These warrants were valued at $64,000 at the date of grant.

The Company’s warrant activity for the thirteen weeks ended March 28, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 27, 2020	2,273,533	$5.68	4.1
Grants	-	$-	-
Exercised	(103,000)	$(5.00)	(4.3)
Warrants outstanding at March 28, 2021	2,170,533	$5.71	4.0
Warrants exercisable at March 28, 2021	2,170,533	$5.71	4.0

The range of assumptions used to establish the value of the warrants using the Black-Scholes valuation model are as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	3.80 - 5.00

In addition to the warrants to purchase common stock described above, the Company has also granted the following warrants on other securities to the underwriters in connection with the Series B Preferred Stock Offering (See Note 12):

●	Warrants issued on July 16, 2020, to purchase 3,600 shares of the Company’s Series B Preferred Stock at an exercise price of $24.95 per share (the “Series B Preferred Warrants”), exercisable beginning on the earlier of one year from the date of issuance or the consummation of a consolidation, merger or other similar business combination transaction involving the Company (or any of its subsidiaries) and its parent company, FCCG, and will expire on July 16, 2025. The Series B Preferred Warrants were valued at $2,000 at the date of grant.

Note 17. DIVIDENDS ON COMMON STOCK

During the thirteen weeks ended March 28, 2021, there were no dividends declared or paid on the Company’s common stock. Subsequent to the end of that period, on April 20, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on May 7, 2021 to shareholders of record as of May 3, 2021, for a total of $1,590,000.

Note 18. Commitments and Contingencies

Litigation

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

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of March 28,2021, the Company had accrued an aggregate of $5.68 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.

Operating Leases

The Company leases corporate headquarters located in Beverly Hills, California comprising 12,281 square feet of space, pursuant to a lease that expires on September 29, 2025, as well as an additional 2,915 square feet of space pursuant to a lease amendment that expires on February 29, 2024.

The Company is operating ten restaurant locations which are now being marketed as part of its refranchising efforts. Each location is subject to a real estate lease.

The Company believes that all existing facilities are in good operating condition and adequate to meet current and foreseeable needs. Additional information related to the Company’s operating leases are disclosed in Note 10.

Note 19. geographic information AND MAJOR FRANCHISEES

Revenues by geographic area are as follows (in thousands):

	Thirteen Weeks Ended March 28, 2021	Thirteen Weeks Ended March 29, 2020
United States	$4,830	$3,709
Other countries	1,819	714
Total revenues	$6,649	$4,423

Revenues are shown based on the geographic location of our licensee restaurants. All Company assets are located in the United States.

During the thirteen weeks ended March 28, 2021 and March 29, 2020, no individual franchisee accounted for more than 10% of the Company’s revenues.

NOTE 20. OPERATING SEGMENTS

With minor exceptions, the Company’s operations are comprised exclusively of franchising a growing portfolio of restaurant brands. The Company’s growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and corporate accounting services. While each brand could be considered an individual business segment, the nature of the Company’s business is consistent across our portfolio. Consequently, while management assesses the progress of its operations by brand, these operations may be aggregated into one reportable segment in the Company’s financial statements.

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

NOTE 21. SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred subsequent to March 28, 2021 through the date of issuance of these consolidated financial statements. During this period, the Company did not have any significant subsequent events except as follows:

Securitization

On April 26, 2021 (the “Closing Date”), FB Royalty completed the issuance and sale in a private offering (the “Offering” as defined in Note 1) of three tranches of fixed rate senior secured notes as follows: (i) 4.75% Series 2021-1 Fixed Rate Senior Secured Notes, Class A-2, in an initial principal amount of $97,104,000; (ii) 8.00% Series 2021-1 Fixed Rate Senior Subordinated Secured Notes, Class B-2, in an initial principal amount of $32,368,000; and (iii) 9.00% Series 2021-1 Fixed Rate Subordinated Secured Notes, Class M-2, in an initial principal amount of $15,000,000 (collectively, the “2021 Securitization Notes”).

The 2021 Securitization Notes were issued in a securitization transaction pursuant to which substantially all of the assets held by the Issuer and its subsidiaries, including the Company, were pledged as collateral to secure the 2021 Securitization Notes. On the Closing Date, FAT used a portion of the net proceeds of the Offering to repay in full the 2020 Securitization Notes (see Note 11).

The restrictions placed on the Company and other FB Royalty subsidiaries require that the 2021 Securitization Notes principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the FAT.

Common stock dividend

On April 20, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on May 7, 2021 to shareholders of record as of May 3, 2021, totaling $1,590,000.

Retirement of Fog Cutter debt

In April 2021, obligations totaling approximately $12,509,000 owed by Fog Cutter Capital Group to various lenders and beneficiaries were paid in full (see Note 11).

Forgiveness of PPP Loans

On April 26, 2021, the Company received confirmation that the entire balance remaining on the PPP Loans, plus accrued interest, had been forgiven under the terms of the program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended March 28, 2021 and March 29, 2020, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 29, 2021 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees temporarily closed some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination these actions. These actions reduced consumer traffic, all resulting in a negative impact to Company revenues. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption, and also the longer-term effects on our business and economic growth and consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time. If additional information becomes available regarding the potential impact and the duration of the negative financial effects of the current pandemic, the Company may determine that additional impairment adjustment to the recorded value of trademarks, goodwill and other intangible assets may be necessary.

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

As of March 28, 2021, the Company owns nine restaurant brands: Fatburger, Johnny Rockets, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, Elevation Burger and Yalla Mediterranean, that have approximately 700 locations, including units under construction.

Operating segments

With minor exceptions, our operations are comprised exclusively of franchising a growing portfolio of restaurant brands. Our growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and corporate accounting services. While each of our brands could be considered an individual business segment, the nature of our business is consistent across our portfolio. Consequently, while our management assesses the progress of our operations by brand, these operations may be aggregated into one reportable segment in the Company’s financial statements.

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

Results of Operations of FAT Brands Inc.

The following table summarize key components of our consolidated results of operations for the thirteen weeks ended March 28, 2021 and March 29, 2020. Certain account balances from the prior period have been reclassified to conform to current period presentation.

(In thousands)

For the Thirteen Weeks Ended

	March 28, 2021	March 29, 2020

Consolidated statement of operations data:

Revenues
Royalties	$4,898	$3,309
Franchise fees	540	175
Advertising fees	1,188	931
Other operating income	23	8
Total revenues	6,649	4,423

Costs and expenses
General and administrative expenses	4,926	3,531
Advertising expenses	1,192	931
Refranchising loss	427	539
Total costs and expenses	6,545	5,001

Income (loss) from operations	104	(578)

Other expense, net	(2,665)	(2,090)

Loss before income tax benefit	(2,561)	(2,668)

Income tax benefit	(129)	(298)

Net loss	$(2,432)	$(2,370)

For the thirteen weeks ended March 28, 20210 and March 29, 2020:

Net Loss - Net loss for the thirteen weeks ended March 28, 2021 totaled $2,432,000 consisting of revenues of $6,649,000 less costs and expenses of $6,545,000, other expense of $2,665,000 and income tax benefit of $129,000. Net loss for the thirteen weeks ended March 29, 2020 totaled $2,370,000 consisting of revenues of $4,423,000 less costs and expenses of $5,001,000, other expense of $2,090,000 and income tax benefit of 298,000.

Revenues - Revenues consist of royalties, franchise fees, advertising fees and management fees. We had revenues of $6,649,000 for the thirteen weeks ended March 28, 2021 compared to $4,423,000 for the thirteen weeks ended March 29, 2020. The increase of $2,226,000 reflects the inclusion of revenues from the acquisition of Johnny Rockets, which occurred in September 2020.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense and refranchising restaurant operating costs, net of associated sales. Our costs and expenses increased from $5,001,000 in the first quarter of 2020 to $6,545,000 in the first quarter of 2021.

For the thirteen weeks ended March 28, 2021, our general and administrative expenses totaled $4,926,000. For the thirteen weeks ended March 29, 2020, our general and administrative expenses totaled $3,531,000. The increase in the amount of $1,395,000 was primarily the result of an increase in compensation expense for the quarter of $587,000 and higher legal fees in the amount of $489,000.

During the first quarter of 2021, our refranchising efforts resulted in restaurant operating costs and expenses, net of associated sales in the amount of $427,000 compared to $539,000 during the comparable period of 2020.

Advertising expenses totaled $1,192,000 during the thirteen weeks ended March 28, 2021 compared to $931,000 during the first quarter of 2020. These expenses generally correspond to the advertising fees recorded as revenue.

Other Expense – Other expense for the thirteen weeks ended March 28, 2021 totaled $2,665,000 compared to $2,090,000 for the period ended March 29, 2020. These expenses consisted primarily of net interest expense of $2,748,000 and $2,074,000 for the 2021 and 2020 periods, respectively.

Income Tax Benefit – We recorded an income tax benefit of $129,000 for the thirteen weeks ended March 28, 2021 compared to an income tax benefit in the amount of $298,000 for the thirteen weeks ended March 29, 2020. These tax results were based on a net loss before taxes of 2,561,000 and $2,668,000 for the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively. Non-deductible interest expense and valuation allowances accounted for the variance between the effective tax rate and the statutory rate.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the thirteen weeks ended March 28, 2021 consisted of cash on hand at the beginning of the period.

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

On April 26, 2021, the Company completed the issuance and sale in a private offering (the “Offering”) of three tranches of fixed rate secured notes (see Note 21 of the Financial Statements). Proceeds of the Offering were used to repay in full its 2020 Securitization Notes as well as fees and expenses related to the Offering, resulting in net proceeds to the Company of approximately $57 million (see Note 11 of the Financial Statements).

In addition to the liquidity provided by the Offering, we have seen significant improvement in our operating performance subsequent to December 27, 2020, as COVID-19 vaccinations have become more prevalent in the United States and federal, state and local restrictions have eased in many, but not all, of the markets where our franchisees operate. As a result, we believe that our liquidity position will be sufficient for the twelve months of operations following the issuance of this Form 10-Q.

Comparison of Cash Flows

Our cash and restricted cash balance was $4,915,000 as of March 28, 2021, compared to $7,211,000 as of December 27, 2020.

The following table summarize key components of our consolidated cash flows for the thirteen weeks ended March 28, 2021 and March 29, 2020:

(In thousands)

For the Thirteen Weeks Ended

	March 28, 2021	March 29, 2020

Net cash used in operating activities	$(1,246)	$(3,371)
Net cash used in investing activities	(573)	(3,413)
Net cash (used in) provided by financing activities	(477)	12,473
(Decrease) Increase in cash flows	$(2,296)	$5,689

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

For the thirteen weeks ended March 28, 2021:

●	A positive adjustment to reconcile cash used in operations due to a decrease in operating lease right of use assets of $605,000.

●	A positive adjustment to reconcile cash used in operations due to depreciation and amortization of $398,000.

●	A positive adjustment to reconcile cash used in operations due to an increase in deferred income of $332,000.

For the thirteen weeks ended March 29, 2020:

●	A negative adjustment to reconcile cash used in operations due to an increase in accrued interest receivable from affiliates in the amount of $718,000.

●	A negative adjustment to reconcile cash used in operations due to a decrease in accrued interest payable of $973,000.

Investing Activities

Net cash used in investing activities decreased by $2,840,000 in the thirteen weeks ended March 28, 2021 compared to the prior year primarily due to a decrease in the advances to non-consolidated affiliates.

Financing Activities

Net cash from financing activities decreased by $12,950,000 in the thirteen weeks ended March 28, 2021 compared to the prior year. Proceeds from borrowings were $37,271,000 higher in 2020 due to the sale of the Series A-2 and B-2 Notes. That increase was partially offset by the payoff of prior debt in the amount of $24,149,000 during the first quarter of 2020.

Dividends

Our Board of Directors did not declare any dividends on our common stock during the thirteen weeks ended March 28, 2021. Subsequent to the end of the quarter, on April 20, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on May 7, 2021 to shareholders of record as of May 3, 2021. The amount of the dividend totaled $1,590,000.

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.

Securitization

On March 6, 2020, we completed a whole-business securitization (the “Securitization”) through the creation of a bankruptcy-remote issuing entity, FAT Brands Royalty I, LLC (“FAT Royalty”) in which FAT Royalty issued $20 million of Series 2020-1 Fixed Rates Senior Secured Notes, Class A-2 and $20 million of Series 2020-1 Fixed Rate Senior Subordinated Notes, Class B-2 (collectively the “Series A-2 and B-2 Notes”) pursuant to an indenture and the supplement thereto each dated March 6, 2020, as amended, (collectively, the “Indenture”).

The Series A-2 and B-2 Notes have the following terms:

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

Series A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
Series B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026

Net proceeds from the issuance of the Series A-2 and B-2 Notes were $37,389,000, which consists of the combined face amount of $40,000,000, net of discounts of $246,000 and debt offering costs of $2,365,000. The discount and offering costs will be accreted as additional interest expense over the expected term of the Series A-2 and B-2 Notes.

A portion of the proceeds from the Series A-2 and B-2 Notes were used to repay the remaining $26,771,000 in outstanding balance under the Loan and Security Agreement (the “Loan and Security Agreement”) with The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “Lion”) and to pay Securitization debt offering costs. The remaining proceeds from the Securitization were available for working capital.

On September 21, 2020, FAT Royalty completed the sale of an additional $40 million of Series 2020-2 Fixed Rate Asset-Backed Notes (the “Series M-2 Notes”), pursuant to the Indenture as amended by the Series 2020-2 Supplement.

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

The Series M-2 Notes are subordinate to the Series A-2 and B-2 Notes. The Series A-2 and B-2 Notes and the Series M-2 Notes (collectively, the “2020 Securitization Notes”) issued under the Indenture, as amended, are secured by an interest in substantially all of the assets of FAT Royalty, including the Johnny Rockets companies, contributed to FAT Royalty and are obligations only of FAT Royalty under the Indenture and not obligations of the Company.

While the 2020 Securitization Notes are outstanding, scheduled payments of principal and interest are required to be made on a quarterly basis, with the scheduled principal payments of $1,000,000 per quarter on each of the Series A-2 and B-2 Notes and $200,000 per quarter on the Series M-2 Notes beginning the second quarter of 2021. It is expected that the Securitization Notes will be repaid prior to the Final Legal Maturity Date, with the anticipated repayment date occurring in January 2023 for the A-2 Notes, October 2023 for the B-2 Notes and April 2026 for the Series M-2 Notes (the “Anticipated Repayment Dates”). If FAT Royalty has not repaid or refinanced the Securitization Notes prior to the applicable Anticipated Repayment Date, additional interest expense will begin to accrue and all additional proceeds will be utilized for additional amortization, as defined in the Indenture.

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

The 2020 Securitization Notes are secured by substantially all of the assets of FAT Royalty, including the equity interests in the Franchise Entities. The restrictions placed on the FAT Royalty subsidiaries require that the Securitization principal and interest obligations have first priority, after the payment of the Management Fee and certain other FAT Royalty expenses (as defined in the Indenture), and amounts are segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly debt service is generally remitted to the Company. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the subsidiaries.

The 2020 Securitization Notes have not been and will not be registered under the Securities Act or the securities laws of any jurisdiction.

The 2020 Securitization Notes are subject to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the Indenture. In the event that certain covenants are not met, the 2020 Securitization Notes may become partially or fully due and payable on an accelerated schedule. In addition, FAT Royalty may voluntarily prepay, in part or in full, the Notes in accordance with the provisions in the Indenture. As of March 28, 2021, FAT Royalty was in compliance with these covenants.

On April 26, 2021 (the “Closing Date”), FB Royalty completed the issuance and sale in a private offering (the “Offering”) of three tranches of fixed rate senior secured notes as follows: (i) 4.75% Series 2021-1 Fixed Rate Senior Secured Notes, Class A-2, in an initial principal amount of $97,104,000; (ii) 8.00% Series 2021-1 Fixed Rate Senior Subordinated Secured Notes, Class B-2, in an initial principal amount of $32,368,000; and (iii) 9.00% Series 2021-1 Fixed Rate Subordinated Secured Notes, Class M-2, in an initial principal amount of $15,000,000 (collectively, the “2021 Securitization Notes”).

The 2021 Notes were issued in a securitization transaction pursuant to which substantially all of the assets held by the Issuer and its subsidiaries, including the Company, were pledged as collateral to secure the 2021 Notes. On the Closing Date, FAT used a portion of the net proceeds of the Offering to repay in full the Securitization Notes (see Note 11 of the Financial Statements).

The restrictions placed on the Company and other FB Royalty subsidiaries require that the 2021 Securitization Notes principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the FAT.

Capital Expenditures

As of March 28, 2021, we do not have any material commitments for capital expenditures.

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

Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. During the thirteen weeks ended March 28, 2021, there were no identified impairments of assets.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments and later amended the ASU in 2019 as described below. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Smaller Reporting Companies are permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 28, 2021, have concluded that, in regard to the segregation of duties and the financial close process, our disclosure controls and procedures were not effective.

Recognizing these deficiencies, we are continuing to review our compensating controls and implement additional procedures in our efforts to remediate the above-mentioned weaknesses as well as identifying additional financial accounting staff and third-party consultants to help remedy the weaknesses outlined above.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended March 28, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations Over Internal Controls

We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of March 28,2021, the Company had accrued an aggregate of $5.68 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 29, 2021, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in such factors discussed in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent to March 28, 2021, on May 3, 2021, the exercise price of the 2020 Series B Offering Warrants decreased from $5.00 per share to $4.8867 per share based on the cash dividend payable to holders of the Company’s common stock as of such date (See Notes 16 and 17 of the Financial Statements).

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

4.1	Base Indenture, dated March 6, 2020, and amended and restated as of April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee and securities intermediary.	8-K	4.1	4/26/2021
4.2	Series 2021-1 Supplement to the Base Indenture, dated April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee.	8-K	4.2	4/26/2021
10.1	Guarantee and Collateral Agreement, dated April 26, 2021, by and among each of the Securitization Entities, as Guarantors, in favor of UMB Bank, N.A., as Trustee.	8-K	10.1	4/26/2021
10.2	Management Agreement, dated March 6, 2020, and amended and restated as of April 26, 2021, by and among FAT Brands Inc., FAT Brands Royalty I, LLC, each of the Securitization Entities and UMB Bank, N.A., as Trustee.	8-K	10.2	4/26/2021
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X (Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

May 12, 2021	By	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2021	By	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer
(Principal Financial and Accounting Officer)

