Form 10-Q
period 2021-06-27
Fat Brands, Inc
filed 2021-08-06
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38250

FAT Brands Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1302696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of August 2, 2021, there were 14,653,961 shares of common stock outstanding.

FAT BRANDS INC.

QUARTERLY REPORT ON FORM 10-Q

June 27, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 27, 2021	December 27, 2020
	Unaudited
Assets
Current assets
Cash	$48,124	$3,944
Restricted cash	4,096	2,867
Accounts receivable, net of allowance for doubtful accounts of $816 and $739, as of June 27, 2021 and December 27, 2020, respectively	5,583	4,208
Trade and other notes receivable, net of allowance for doubtful accounts of $103 as of June 27, 2021 and December 27, 2020	217	208
Assets classified as held for sale	7,735	10,831
Other current assets	2,486	2,365
Total current assets	68,241	24,423

Noncurrent restricted cash	1,800	400
Notes receivable – noncurrent, net of allowance for doubtful accounts of $271, as of June 27, 2021 and December 27, 2020	1,583	1,622
Deferred income tax asset, net	33,555	30,551
Operating lease right of use assets	4,913	4,469
Goodwill	9,706	10,909
Other intangible assets, net	46,950	47,711
Other assets	2,420	1,059
Total assets	$169,168	$121,144

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$8,410	$8,625
Accrued expenses and other liabilities	21,235	19,833
Deferred income, current portion	1,684	1,887
Accrued advertising	1,980	2,160
Accrued interest payable	1,473	1,847
Dividend payable on preferred shares	1,397	893
Liabilities related to assets classified as held for sale	7,131	9,892
Current portion of operating lease liability	929	748
Current portion of preferred shares, net	7,980	7,961
Current portion of long-term debt	913	19,314
Other	18	17
Total current liabilities	53,150	73,177

Deferred income – noncurrent	9,691	9,099
Acquisition purchase price payable	776	2,806
Operating lease liability, net of current portion	4,508	4,011
Long-term debt, net of current portion	146,140	73,852
Other liabilities	58	82
Total liabilities	214,323	163,027

Commitments and contingencies (Note 19)

Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; 1,643,272 and 1,183,272 shares issued and outstanding at June 27, 2021 and December 27, 2020, respectively; liquidation preference $25 per share	29,092	21,788
Common stock, $.0001 par value; 25,000,000 shares authorized; 12,491,528 and 11,926,264 shares issued and outstanding at June 27, 2021 and December 27, 2020, respectively (1)	(45,086)	(42,775)
Accumulated deficit	(29,254)	(20,896)
Stockholders’ deficit attributable to FAT Brands Inc.	(45,248)	(41,883)
Noncontrolling interests	93	-
Total stockholders’ deficit	(45,155)	(41,883)
Total liabilities and stockholders’ deficit	$169,168	$121,144

(1)	Issued and outstanding share count excludes 86,463 common shares committed, but unissued as of June 27, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

For the Thirteen and Twenty-six Weeks Ended June 27, 2021 and June 28, 2020 (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020

Revenue
Royalties	$6,161	$2,213	$11,057	$5,522
Franchise fees	482	273	1,022	449
Advertising fees	1,370	613	2,560	1,544
Restaurant sales	234	-	234	-
Management fees and other income	35	8	58	15
Total revenue	8,282	3,107	14,931	7,530

Costs and expenses
General and administrative expense	5,483	4,104	10,408	7,636
Restaurant operating expenses	244	-	244	-
Impairment of assets	-	3,174	-	3,174
Refranchising (gain) loss	(856)	1,006	(429)	1,544
Advertising expense	1,367	613	2,560	1,544
Total costs and expenses	6,238	8,897	12,783	13,898

Income (loss) from operations	2,044	(5,790)	2,148	(6,368)

Other income (expense), net
Interest expense, net of interest income of $836 and $1,554 due from affiliates during the thirteen and twenty-six weeks ended June 28, 2020, respectively. There was no interest income due from affiliates in 2021.	(2,406)	(289)	(4,866)	(1,911)
Interest expense related to preferred shares	(264)	(476)	(552)	(928)
Net loss on extinguishment of debt	(6,405)	-	(6,405)	-
Change in fair value of derivative liability	-	1,264	-	1,264
Other expense, net	(892)	(49)	(809)	(64)
Total other (expense) income, net	(9,967)	450	(12,632)	(1,639)

Loss before income tax expense	(7,923)	(5,340)	(10,484)	(8,007)

Income tax benefit	(1,992)	(1,089)	(2,121)	(1,386)

Net loss	(5,931)	(4,251)	(8,363)	(6,621)
Less: Net loss attributable to noncontrolling interest	(5)	-	(5)	-
Net loss attributable to FAT Brands Inc.	$(5,926)	$(4,251)	$(8,358)	$(6,621)

Basic and diluted loss per common share	$(0.48)	$(0.36)	$(0.69)	$(0.56)
Basic and diluted weighted average shares outstanding	12,275,370	11,886,182	12,122,938	11,877,507
Cash dividends declared per common share	$0.26	$-	$0.26	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(dollars in thousands, except share data, unaudited)

For the Twenty-six Weeks Ended June 27, 2021

	Common Stock				Preferred Stock
		Par	Additional paid-in	Total Common		Par	Additional paid-in	Total Preferred	Non- controlling	Accum- ulated
	Shares	value	capital	Stock	Shares	value	capital	Stock	interest	deficit	Total

Balance at December 27, 2020 – audited	11,926,264	$1	$(42,776)	$(42,775)	1,183,272	$-	$21,788	$21,788	$-	$(20,896)	$(41,883)
Net loss	-	-	-	-	-	-	-	-	(5)	(8,358)	(8,363)
Issuance of common stock through exercise of warrants (1)	265,264	-	1,140	1,140	-	-	243	243	-	-	1,383
Issuance of preferred stock	-	-	-	-	460,000	-	8,281	8,281	-	-	8,281
Share-based compensation	300,000	-	230	230	-	-	-	-	-	-	230
Measurement period adjustment in accordance with ASU 2015-16	-	-	(1,451)	(1,451)	-	-	-	-	-	-	(1,451)
Stock contracted for issue in payment of debt (2)	-	-	816	816	-	-	-	-	-	-	816
Sale of interest in operating restaurant			151	151					98		249
Dividends declared on common stock	-	-	(3,197)	(3,197)	-	-	-	-	-	-	(3,197)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	(1,220)	(1,220)	-	-	(1,220)

Balance at June 27, 2021	12,491,528	$1	$(45,087)	$(45,086)	1,643,272	$-	$29,092	$29,092	$93	$(29,254)	$(45,155)

(1)	Share count excludes 23,963 common shares committed, but unissued as of June 27, 2021.
(2)	Share count excludes 62,500 common shares committed, but unissued as of June 27, 2021.

For the Twenty-six Weeks Ended June 28, 2020

	Common Stock
		Par	Additional paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at December 29, 2019 - audited	11,860,299	$1	$11,413	$11,414	$(6,036)	$5,378
Net loss	-	-	-	-	(6,621)	(6,621)
Issuance of common stock in lieu of cash directors’ fees payable	34,596	-	135	135	-	135
Share-based compensation	-	-	16	16	-	16
Fair value of derivative liability	-	-	(2,406)	(2,406)		(2,406)
Correction of recorded conversion rights associated with Series A-1 preferred shares	-	-	(90)	(90)	-	(90)

Balance at June 28, 2020	11,894,895	$1	$9,068	$9,069	$(12,657)	$(3,588)

For the Thirteen Weeks Ended June 27, 2021

	Common Stock				Preferred Stock
		Par	Additional paid-in	Total Common		Par	Additional paid-in	Total Preferred	Non- controlling	Accum- ulated
	Shares	value	capital	Stock	Shares	value	capital	Stock	interest	deficit	Total

Balance at March 28, 2021	12,029,264	$1	$(43,516)	$(43,515)	1,183,272	$-	$21,267	$21,267	$-	$(23,328)	$(45,576)
Net loss	-	-	-	-	-	-	-	-	(5)	(5,926)	(5,931)
Issuance of common stock through exercise of warrants (1)	162,264	-	714	714	-	-	154	154	-	-	868
Issuance of preferred stock	-	-	-	-	460,000	-	8,281	8,281	-	-	8,281
Share-based compensation	300,000	-	193	193	-	-	-	-	-	-	193
Measurement period adjustment in accordance with ASU 2015-16	-	-	(248)	(248)	-	-	-	-	-	-	(248)
Stock contracted for issue in payment of debt (2)	-	-	816	816	-	-	-	-	-	-	816
Sale of interest in operating restaurant			151	151					98		249
Dividends declared on common stock	-	-	(3,197)	(3,197)	-	-	-	-	-	-	(3,197)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	(610)	(610)	-	-	(610)

Balance at June 27, 2021	12,491,528	$1	$(45,087)	$(45,086)	1,643,272	$-	$29,092	$29,092	$93	$(29,254)	$(45,155)

(1)	Share count excludes 23,963 common shares committed, but unissued as of June 27, 2021.
(2)	Share count excludes 62,500 common shares committed, but unissued as of June 27, 2021.

For the Thirteen Weeks Ended June 28, 2020

	Common Stock
		Par	Additional paid-in		Accumulated
	Shares	value	capital	Total	deficit	Total

Balance at March 29, 2020	11,876,659	$1	$11,413	$11,414	$(8,406)	$3,008
Net loss	-	-	-	-	(4,251)	(4,251)
Issuance of common stock in lieu of cash directors’ fees payable	18,236	-	60	60	-	60
Share-based compensation	-	-	1	1	-	1
Fair value of derivative liability			(2,406)	(2,406)		(2,406)

Balance at June 28, 2020	11,894,895	$1	$9,068	$9,069	$(12,657)	$(3,588)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands, unaudited)

For the Twenty-six Weeks Ended June 27, 2021 and June 28, 2020

	2021	2020
Cash flows from operating activities
Net loss	$(8,363)	$(6,621)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	(3,003)	(1,524)
Net loss on extinguishment of debt	4,859	-
Depreciation and amortization	784	500
Share-based compensation	230	16
Change in operating right of use assets	1,065	399
Accretion of loan fees and interest	696	412
Accretion of preferred shares	47	38
Accretion of purchase price liability	20	255
Gain on sale of refranchised assets	(1,119)	(165)
Change in fair value of derivative liability	-	(1,264)
Impairment of assets	-	3,174
Provision for bad debts	23	1,069
Change in:
Accounts receivable	(1,395)	856
Accrued interest receivable from affiliate	-	(1,554)
Tax Sharing Agreement liability	-	(154)
Other current assets	(783)	(102)
Deferred income	388	33
Accounts payable	(395)	386
Accrued expense	2,014	-
Accrued advertising	(180)	(220)
Accrued interest payable	(374)	(462)
Dividend payable on preferred shares	533	889
Other	21	45
Total adjustments	3,431	2,627
Net cash used in operating activities	(4,932)	(3,994)

Cash flows from investing activities
Change in due from affiliates	-	(7,040)
Payments received on loans receivable	-	68
Net proceeds from sale of refranchised restaurants	1,442	698
Purchases of property and equipment	(1,258)	(52)
Other	37	-
Net cash provided by (used in) investing activities	221	(6,326)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	140,789	38,803
Repayments of borrowings	(92,613)	(24,224)
Issuance of preferred shares, net	8,281	-
Change in operating lease liabilities	(798)	(296)
Payments made on acquisition purchase price liability	(1,075)	(500)
Exercise of warrants	1,382	-
Dividends paid in cash on common shares	(3,197)	-
Dividends paid in cash on preferred shares	(1,249)	-
Net cash provided by financing activities	51,520	13,783

Net increase in cash and restricted cash	46,809	3,463
Cash and restricted cash at beginning of the period	7,211	25
Cash and restricted cash at end of the period	$54,020	$3,488

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,619	$2,526
Cash paid for income taxes	$400	$17

Supplemental disclosure of non-cash financing and investing activities:
Director fees converted to common stock	$-	$135
Income taxes receivable included in amounts due from affiliates	$-	$(154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND RELATIONSHIPS

Organization and Nature of Business

FAT Brands Inc. (the “Company or FAT”) is a leading multi-brand restaurant franchising company that develops, markets and acquires primarily quick-service, fast casual and casual dining restaurant concepts around the world. Organized in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), the Company completed an initial public offering on October 20, 2017 and issued additional shares of common stock representing 20 percent of its ownership. During the fourth quarter of 2020, the Company completed a transaction in which FCCG merged into a wholly owned subsidiary of FAT (the “Merger”) and FAT became the indirect parent company of FCCG.

As of June 27, 2021, the Company owns and franchises nine restaurant brands through various wholly owned subsidiaries: Fatburger, Johnny Rockets, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa Steakhouses, Bonanza Steakhouses, Yalla Mediterranean and Elevation Burger. Combined, these brands have approximately 700 locations, including units under construction, and more than 200 under development.

Each franchising subsidiary licenses the right to use its brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to provide training, some supervision and assistance and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.

With minor exceptions, the Company’s operations are comprised exclusively of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and corporate accounting services. As part of its ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations. During the refranchising period, the Company will generally operate the restaurants and classifies the operational activities as refranchising gains or losses and the assets and associated liabilities as held-for sale.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees temporarily closed some retail locations, modified store operating hours, adopted a “to-go” only operating model or a combination of these actions. These actions reduced consumer traffic, all resulting in a negative impact to franchisee and Company revenue. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is still a great deal of uncertainty around the severity and duration of the disruption. We may experience longer-term effects on our business and economic growth and changes in consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time.

Liquidity

The Company recognized income from operations of $2.1 million during the twenty-six weeks ended June 27, 2021 compared to a loss from operations of $6.4 million for the twenty-six weeks ended June 28, 2020. The Company recognized a net loss of $8.4 million during the twenty-six weeks ended June 27, 2021 compared to a net loss of $6.6 million during the twenty-six weeks ended June 28, 2020. A one-time net charge of $6.4 million relating to the refinance of the Company’s debt was included in the net loss for 2021. Net cash used in operations totaled $4.9 million for the twenty-six weeks ended June 27, 2021 compared to $4.0 million for twenty-six weeks ended June 28, 2020. As of June 27, 2021, the Company’s total liabilities exceeded total assets by $45.2 million compared to $41.9 million as of December 27, 2020.

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

On April 26, 2021, the Company completed the issuance and sale in a private offering (the “Offering”) of three tranches of fixed rate secured notes. Proceeds of the Offering were used to repay in full its 2020 Securitization Notes as well as fees and expenses related to the Offering, resulting in net proceeds to the Company of approximately $57 million (see Note 11).

The Company utilized a portion of the net proceeds from the Offering to repay approximately $12.5 million of indebtedness assumed as a result of the Merger (see Note 11).

The change in the Company’s financial position reflects operating improvements as the effects of COVID-19 began to stabilize. In addition to the liquidity provided by the successful completion of the Offering, the Company has experienced improvement in its operating performance subsequent to December 27, 2020 as COVID-19 vaccinations have become more prevalent in the United States and federal, state and local restrictions have eased in many of the markets where its franchisees operate. Management believes that the Company will be in compliance with its debt covenants and has sufficient sources of cash to meet its liquidity needs for the next twelve months.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The operations of Johnny Rockets have been included since its acquisition on September 21, 2020 and the operations of FCCG have been included since the merger on December 24, 2020. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates its business as one operating and reportable segment.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature.

Fiscal year – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter.

Use of estimates in the preparation of the condensed consolidated financial statements – The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial statement reclassification – Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications including measurement period adjustments to the preliminary purchase price allocations relating to the acquisition of Johnny Rockets and the Merger in accordance with ASU 2015-16. During the first half of 2021, adjustments were made to provisional amounts reclassifying $1.5 million between goodwill and additional paid in capital on the condensed consolidated balance sheet. These adjustments did not impact the Company’s condensed consolidated statement of operations during the current or prior periods.

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

In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this standard will have a material impact on its condensed consolidated financial statements.

NOTE 3. MERGERS AND ACQUISITIONS

Merger with Fog Cutter Capital Group Inc.

On December 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FCCG, Fog Cutter Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and Fog Cutter Holdings, LLC, a Delaware limited liability company (“Holdings”).

Pursuant to the Merger Agreement, FCCG agreed to merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”). Upon closing of the Merger, the former stockholders of FCCG became direct stockholders of the Company holding, in the aggregate, 9,679,288 shares of the Company’s common stock (the same number of shares of common stock held by FCCG immediately prior to the Merger) and received certain limited registration rights with respect to the shares received in the Merger. As a result of the Merger, FCCG and certain of its wholly owned subsidiaries, Homestyle Dining, LLC, Fog Cap Development LLC, Fog Cap Acceptance Inc. and BC Canyon LLC, became indirect wholly owned subsidiaries of the Company (the “Merged Entities”).

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

In connection with the Merger, the Company declared a special stock dividend (the “Special Dividend”) payable on the record date to holders of our Common Stock, other than FCCG, consisting of 0.2319998077 shares of the Company’s 8.25% Series B Cumulative Preferred Stock (liquidation preference $25.00 per share) (the “Series B Preferred Stock”) for each outstanding share of Common Stock held by such stockholders, with the value of any fractional shares of Series B Preferred Stock being paid in cash. FCCG did not receive any portion of the Special Dividend, which had a record date of December 21, 2020 and payment date of December 23, 2020. The Special Dividend was expressly conditioned upon the satisfaction or valid waiver of the conditions to closing of the Merger set forth in the Merger Agreement. The Special Dividend was intended to reflect consideration for the potential financial impact of the Merger on the common stockholders other than FCCG, including the assumption of certain debts and obligations of FCCG by the Company by virtue of the Merger.

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

The Merger is treated under ASC 805-50-30-6, which provides that when there is a transfer of assets or exchange of shares between entities under common control, the receiving entity shall recognize those assets and liabilities at their net carrying amounts at the date of transfer. As such, on the date of the Merger, all of the transferred assets and assumed liabilities of the Merged Entities were recorded on the Company’s books at the Merged Entities’ book value. The consolidation of the operations of the Merged Entities with the Company is presented on a prospective basis from the date of transfer.

The Merger resulted in the following assets and liabilities being included in the condensed consolidated financial statements of the Company as of the Merger date (in thousands):

Prepaid assets	$33
Deferred tax assets	20,402
Other assets	100
Accounts payable	(926)
Accrued expense	(7,094)
Current portion of debt	(12,486)
Litigation reserve	(3,980)
Due to affiliates	(43,653)
Total net identifiable liabilities (net deficit)	$(47,604)

Proforma Information

The table below presents the proforma revenue and net loss of the Company for the thirteen and twenty-six weeks ended June 28, 2020, assuming the Merger had occurred on December 30, 2019 (the beginning of the Company’s 2020 fiscal year), pursuant to ASC 805-10-50 (in thousands). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the Merger occurred on that date, nor does it purport to predict the results of operations for future periods.

	Thirteen Weeks Ended June 28, 2020	Twenty-six Weeks Ended June 28, 2020

Revenue	$3,107	$7,530
Net loss	$(5,673)	$(10,285)

The proforma information above reflects the combination of the Company’s results as disclosed in the accompanying condensed consolidated statements of operations for the thirteen and twenty-six weeks ended June 28, 2020, together with the results of the Merged Entities for the thirteen and twenty-six weeks ended June 28, 2020, with the following adjustment:

●	FCCG historically made loan advances to Andrew A. Wiederhorn, its CEO and significant stockholder (the “Stockholder Loan”). Prior to the Merger, the Stockholder Loan was cancelled, and the balance recorded as a loss by FCCG on forgiveness of loan to stockholder. Had the Merger been completed as of the assumed proforma date of December 30, 2019 (the beginning of the Company’s 2020 fiscal year), the Stockholder Loan would have been cancelled prior to that date and there would have been no further advances made. As a result, the proforma information above eliminates the loss by FCCG on forgiveness of loan to stockholder and the related interest income recorded by FCCG in its historical financial statements.

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

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of Johnny Rockets was estimated at $24.7 million. This preliminary assessment of fair value of the net assets and liabilities as well as the final purchase price were estimated at closing and are subject to change. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and certain other deductions and credits which are available to the Company (the “Section 382 and 383 Limitations”). The portion of the NOLs and other tax benefits accumulated by Johnny Rockets prior to the Acquisition are subject to these Section 382 and 382 Limitations. Analysis of these Section 382 and 383 Limitations are ongoing. The preliminary allocation of the consideration to the preliminary valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

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

Proforma Information

The table below presents the proforma revenue and net (loss) income of the Company for the thirteen and twenty-six weeks ended June 28, 2020, assuming the acquisition of Johnny Rockets had occurred on December 30, 2019 (the beginning of the Company’s 2020 fiscal year), pursuant to ASC 805-10-50 (in thousands). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of Johnny Rockets occurred on this date nor does it purport to predict the results of operations for future periods.

	Thirteen Weeks Ended June 28, 2020	Twenty-six Weeks Ended June 28, 2020

Revenue	$3,923	$11,597
Net loss	$(5,158)	$(7,515)

The proforma information above reflects the combination of the Company’s unaudited results as disclosed in the accompanying condensed consolidated statements of operations for the thirteen and twenty-six weeks ended June 28, 2020, together with the unaudited results of Johnny Rockets for the thirteen and twenty-six weeks ended June 28, 2020, with the following adjustments:

●	Revenue – The unaudited proforma revenue and net (loss) income present franchise fee revenue and advertising revenue in accordance with ASC 606 in a manner consistent with the Company’s application thereof. As a non-public company, Johnny Rockets had not yet been required to adopt ASC 606.
●	Overhead allocations from the former parent company have been adjusted to the estimated amount the Company would have allocated for the thirteen and twenty-six weeks ended June 28, 2020.
●	Former parent company management fees have been eliminated from the proforma.
●	Amortization of intangible assets has been adjusted to reflect the preliminary fair value at the assumed acquisition date.
●	Depreciation on assets treated as held for sale by the Company has been eliminated.
●	The proforma adjustments include advertising expenses in accordance with ASC 606.
●	The proforma interest expense has been adjusted to exclude actual Johnny Rockets interest expense incurred prior to the acquisition. All interest-bearing liabilities were paid off at closing.
●	The proforma interest expense has been adjusted to include proforma interest expense that would have been incurred relating to the acquisition financing obtained by the Company.
●	Non-recurring gains and losses have been eliminated from the proforma statements.

nOTE 4. REFRANCHISING

As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.

The Company meets all of the criteria requiring that acquired assets used in the operation of certain restaurants be classified as held for sale. As a result, the following assets have been classified as held for sale on the accompanying condensed consolidated balance sheets as of June 27, 2021 and December 27, 2020 (in thousands):

	June 27, 2021	December 27, 2020

Property, plant and equipment	$1,025	$1,352
Operating lease right of use assets	6,710	9,479
Total	$7,735	$10,831

Operating lease liabilities related to the assets classified as held for sale in the amount of $7.1 million and $9.9 million have been classified as current liabilities on the accompanying condensed consolidated balance sheets as of June 27, 2021 and December 27, 2020, respectively.

Refranchising gains in the first half of 2021 were comprised of $1.1 million in net gains related to refranchised restaurants, partially offset by $0.7 million of restaurant operating costs, net of food sales. Refranchising losses in the first half of 2020 were comprised of $1.7 million of restaurant operating costs, net of food sales, less $0.2 million in net gains related to refranchised restaurants.

Refranchising gains in the second quarter of 2021 were comprised of $1.1 million in net gains related to refranchised restaurants, partially offset by $0.2 million of restaurant operating costs, net of food sales. Refranchising losses in the second quarter of 2020 were comprised of restaurant operating costs, net of food sales.

During the thirteen weeks ended June 27, 2021, one restaurant location was sold to an entity which is 49% owned by a subsidiary of the Company. The 51% owner of the entity is not affiliated with the Company. In addition to its significant equity interest in the restaurant, the Company provides virtually all of the management functions associated with the operation of the business. As a result, the assets, liabilities and operating results of the restaurant are included in the Company’s condensed consolidated financial statements, subject to the noncontrolling interests of the non-affiliated investor.

Note 5. NOTE RECEIVABLE

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger in 2019. The Company loaned $2.3 million in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances (See Note 11). As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1.9 million, which was net of a discount of $0.4 million. As of June 27, 2021 and December 27, 2020, the balance of the Elevation Note was $1.8 million, which was net of discounts of $0.2 million and $0.3 million, respectively. During the thirteen and twenty-six weeks ended June 27, 2021, the Company recognized $50,000 and $102,000 in interest income on the Elevation Buyer Note, respectively. During the thirteen and twenty-six weeks ended June 28, 2020, the Company recognized $53,000 and $106,000, respectively, in interest income on the Elevation Buyer Note.

Note 6. GOODWILL

Goodwill consisted of the following (in thousands):

	June 27, 2021	December 27, 2020
Goodwill:
Fatburger	$529	$529
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Yalla	261	261
Elevation Burger	521	521
Johnny Rockets	258	1,461
Total goodwill	$9,706	$10,909

A review of the carrying value of goodwill as of June 27, 2021 did not result in any impairment charges for the twenty-six weeks ended as of that date. When considering the available facts, assessments and judgments, as of June 28, 2020, the Company recorded goodwill impairment charges of $1.5 million relating to the Ponderosa and Bonanza brands for the twenty-six weeks ended as of that date.

Because of the risks and uncertainties related to the COVID-19 pandemic events, the negative effects on the operations of the Company’s franchisees could prove to be worse than currently estimated and result in the need to record additional goodwill impairment charges in future periods.

Note 7. OTHER INTANGIBLE ASSETS

Other intangible assets consist of trademarks and franchise agreements that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company or by FCCG prior to FCCG’s contribution of the brands to the Company at the time of the initial public offering (in thousands):

	June 27, 2021	December 27, 2020
Trademarks:
Fatburger	$2,135	$2,135
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa	300	300
Yalla	776	776
Elevation Burger	4,690	4,690
Johnny Rockets	20,300	20,300
Total trademarks	35,068	35,068

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(965)	(804)
Ponderosa – cost	1,477	1,477
Ponderosa – accumulated amortization	(388)	(337)
Elevation Burger – cost	2,450	2,450
Elevation Burger – accumulated amortization	(1,010)	(761)
Johnny Rockets – cost	6,600	6,600
Johnny Rockets – accumulated amortization	(462)	(162)
Total franchise agreements	11,882	12,643
Total Other Intangible Assets	$46,950	$47,711

The Company reviewed the carrying value of its other intangible assets as of June 27, 2021 and June 28, 2020. During the twenty-six weeks ended June 27, 2021, no impairment charges for other intangible assets were deemed necessary. When considering the available facts, assessments and judgments as of June 28, 2020, the Company recorded non-cash tradename impairment charges of $1.7 million relating to the Ponderosa and Bonanza brands for the twenty-six weeks ended as of that date.

Because of the risks and uncertainties related to the COVID-19 pandemic events, the negative effects on the operations of the Company’s franchisees could prove to be worse than currently estimated and result in the need to record additional other intangible asset impairment charges in future periods.

The expected future amortization of the Company’s franchise agreements as of June 27, 2021 is as follows (in thousands):

Fiscal year:
Remaining 2021	$761
2022	1,522
2023	1,522
2024	1,217
2025	1,023
Thereafter	5,837
Total	$11,882

Note 8. DEFERRED INCOME

Deferred income was as follows (in thousands):

	June 27, 2021	December 27, 2020

Deferred franchise fees	$10,548	$10,003
Deferred royalties	189	291
Deferred vendor incentives	638	692
Total	$11,375	$10,986

Note 9. INCOME TAXES

The following table presents the Company’s benefit for income taxes (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Benefit for income taxes	$(1,992)	$(1,089)	$(2,121)	$(1,386)
Effective tax rate	25.1%	20.4%	20.2%	17.3%

The difference between the statutory tax rate of 21% and the effective tax rate in the thirteen weeks ended June 27, 2021 was primarily due to the impact of state income taxes and the forgiveness of loans under the Paycheck Protection Program (the “PPP Loans”) (see Note 11).

NOTE 10. LEASES

As of June 27, 2021, the Company has twelve operating leases for corporate offices, two Company owned stores and for certain restaurant properties that are in the process of being refranchised. The leases have remaining terms ranging from 2.3 to 7.9 years. The Company recognized lease expense of $0.7 million and $0.4 million for the thirteen weeks ended June 27, 2021 and June 28, 2020, respectively. For the twenty-six weeks ended June 27, 2021 and June 28, 2020, the Company recognized lease expense of $1.5 million and $0.7 million, respectively. The weighted average remaining lease term of the operating leases as of June 27, 2021 was 5.5 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases are as follows (in thousands):

	June 27, 2021	December 27, 2020

Right of use assets	$11,623	$13,948
Lease liabilities	$12,568	$14,651

The weighted average discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 9.3% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.

The contractual future maturities of the Company’s operating lease liabilities as of June 27, 2021, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2021	$1,491
2022	3,059
2023	3,148
2024	3,007
2025	2,656
Thereafter	2,693
Total lease payments	16,054
Less imputed interest	3,486
Total	$12,568

Supplemental cash flow information for the twenty-six weeks ended June 27, 2021 related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$1,296
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$-

Note 11. DEBT

Securitization

On April 26, 2021 (the “Closing Date”), FAT Brands Royalty I, LLC, a Delaware limited liability company (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes (collectively, the “2021 Securitization Notes”) as follows:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
4/26/2021	A-2	Senior	$97,104,000	4.75%	2.25	6	7/25/2023	4/25/2051
4/26/2021	B-2	Senior Subordinated	$32,368,000	8.00%	2.25	6	7/25/2023	4/25/2051
4/26/2021	M-2	Subordinated	$15,000,000	9.00%	2.25	6	7/25/2023	4/25/2051

Net proceeds from the issuance of the 2021 Securitization Notes totaled $140.8 million, which consisted of the combined face amount of $144.5 million (net of debt offering costs of $3.0 million and original issue discount of $0.7 million). As of June 27, 2021, the carrying value of the 2021 Securitization Notes was $140.9 million (net of debt offering costs of $2.9 million and original issue discount of $0.7 million). The Company recognized interest expense on the 2021 Securitization Notes of $1.6 million for the thirteen and twenty-six weeks ended June 27, 2021, which includes $0.1 million for amortization of debt offering costs and $34,000 for amortization of the original issue discount. The average annualized effective interest rate of the 2021 Securitization Notes, including the amortization of debt offering costs and original issue discount, was 6.7% for the time the debt was outstanding during the twenty-six weeks ended June 27, 2021.

The 2021 Securitization Notes require that the principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023, additional interest equal to 1.0% per annum will accrue on each tranche. The material terms of the 2021 Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of June 27, 2021, we were in compliance with these covenants.

The 2021 Securitization Notes are generally secured by a security interest in substantially all the assets of FB Royalty and its subsidiaries.

A portion of the proceeds of the 2021 Securitization Notes were used to repay and retire the following notes issued in 2020 under the Base Indenture:

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

Series A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
Series B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026
Series M-2	N/A	Subordinated	$40,000,000	9.75%	4/27/2021	4/27/2026

The payoff amount totaled $83.7 million, which included principle of $80.0 million, accrued interest of $2.2 million and prepayment premiums of $1.5 million. FB Royalty recognized a loss on extinguishment of debt of $7.8 million in connection with the refinance.

The Company recognized interest expense on the 2020 Securitization Notes of $0.5 million and $0.9 million for the thirteen weeks ended June 27, 2021 and June 28, 2020, respectively. The Company recognized interest expense related to the 2020 Securitization Notes of $2.6 million and $1.2 million for the twenty-six weeks ended June 27, 2021 and June 28, 2020, respectively.

Elevation Note

On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7.5 million, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the valuation of the acquisition of Elevation Burger, the Elevation Note was recorded on the condensed consolidated financial statements of the Company at $6.2 million (net of a loan discount of $1.3 million and debt offering costs of $30,000).

As of June 27, 2021, the carrying value of the Elevation Note was $5.9 million (net of the loan discount of $0.7 million and debt offering costs of $51,000). As of December 27, 2020, the carrying value of the Elevation Note was $5.9 million (net of the loan discount of $0.9 million and debt offering costs of $56,000). The Company recognized interest expense relating to the Elevation Note during the thirteen and twenty-six weeks ended June 27, 2021 in the amount of $169,000 and $340,000, respectively, which included amortization of the loan discount of $64,000 and $130,000, and amortization of $3,000 and $5,000 in debt offering costs, respectively. The Company recognized interest expense relating to the Elevation Note during the thirteen and twenty-six weeks ended June 28, 2020 in the amount of $175,000 and $364,000, respectively, which included amortization of the loan discount of $70,000 and $141,000, and amortization of $2,000 and $5,000 in debt offering costs, respectively.

The annualized effective interest rate for the Elevation Note during the twenty-six weeks ended June 27, 2021 was 11.4%.

The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all senior indebtedness of the Company.

Assumed Debt from Merger

In connection with the Merger, certain debts of FCCG totaling $12.5 million (the “FCCG Debt”) were assumed by Fog Cutter Acquisition LLC.

During the thirteen weeks ended June 27, 2021, the FCCG Debt was paid in full in the amount of $12.5 million, including accrued interest. The Company recognized interest expense relating to the FCCG Debt of $78,000 and $241,000 during the thirteen and twenty-six weeks ended July 27, 2021, respectively.

The FCCG Debt as of December 27, 2020 was as follows (in thousands):

December 27, 2020
Note payable to a private lender. The note bore interest at a fixed rate of 12% per annum and was unsecured. Interest was due monthly in arrears. The note was scheduled to mature on May 21, 2021.	$1,977

Note payable to a private lender. The note bore interest at a fixed rate of 12% per annum and was unsecured. Interest was due monthly in arrears. The note was scheduled to mature on May 21, 2021.	2,871

Note payable to a private lender. The note bore interest at a fixed rate of 15% per annum. The note was scheduled to mature May 21, 2021.	17

Note payable to a private lender. The note bore interest at a fixed rate of 12% per annum. Interest was due monthly in arrears. The note was scheduled to mature May 21, 2021.	762

Consideration payable to former FCCG stockholders issued in redemption of fractional shares of FCCG’s stock. The consideration was unsecured and non-interest bearing and was due and payable on May 21, 2021.	6,864

Total	$12,491

Loan and Security Agreement

On January 29, 2019, the Company as borrower, and its subsidiaries and affiliates as guarantors, entered into the Loan and Security Agreement with The Lion Fund, L.P (“Lion”). Pursuant to the Loan and Security Agreement, the Company borrowed $20.0 million from Lion, and utilized the proceeds to repay the existing $16.0 million term loan from FB Lending, LLC plus accrued interest and fees, and provide additional general working capital to the Company.

The term loan under the Loan and Security Agreement was due to mature on June 30, 2020. Interest on the term loan accrued at an annual fixed rate of 20.0% and was payable quarterly.

The Loan and Security Agreement was subsequently amended several times which allowed the Company to increase its borrowing by $3.5 million in connection with the acquisition of Elevation Burger; extended the exercise date of the Lion Warrant to June 30, 2020; extended the due date for certain quarterly payments and imposed associated extension and other loan fees.

On March 6, 2020, the Company repaid the Lion Loan and Security Agreement in full by making a total payment of approximately $26.8 million. This consisted of $24.0 million in principle, approximately $2.1 million in accrued interest and $0.7 million in penalties and fees.

The Company recognized interest expense on the Loan and Security Agreement of $1.8 million for the twenty-six weeks ended June 28, 2020, which includes $0.2 million for amortization of all unaccreted debt offering costs at the time of the repayment and $0.7 million in penalties and fees.

Paycheck Protection Program Loans

During 2020, the Company received loan proceeds in the amount of approximately $1.5 million under the PPP Loans and Economic Injury Disaster Loan Program (the “EIDL Loans”). The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

At inception, the PPP Loans and EIDL Loans related to FAT Brands Inc. and five restaurant locations that were part of the Company’s refranchising program. As of December 27, 2020, the balance remaining on the PPP Loans and EIDL Loans had been reduced to $1.2 million due to the closure or refranchising of the five restaurant locations during the second and third quarters of 2020. During the thirteen weeks ended June 27, 2021, the Company received confirmation that the entire balance remaining on the PPP Loans, plus accrued interest, had been forgiven under the terms of the program. The Company recognized interest expense of $4,000 and a gain on extinguishment of debt in the amount of $1.2 million relating to the PPP Loans and EIDL Loans during the twenty-six weeks ended June 27, 2021.

Note 12. PREFERRED STOCK

Series B Cumulative Preferred Stock

On July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell in a public offering (the “Offering”) 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants to purchase common stock at $5.00 per share, plus 99,000 additional warrants pursuant to the underwriter’s overallotment option (the “2020 Series B Offering Warrants”).

The Offering closed on July 16, 2020 with net proceeds to the Company of $8.1 million (net of $0.9 million in underwriting and offering costs).

In addition to the shares issued in the Offering, the Company concurrently engaged in the following transactions:

●	The holders of the outstanding 57,140 shares of Original Series B Preferred became subject to the new terms of the Certificate of Designation and received an additional 3,537 shares of Series B Preferred stock in payment of previously accrued dividends.

●	The Company entered into an agreement to exchange 15,000 shares of Series A Fixed Rate Cumulative Preferred Stock owned by FCCG, including accrued dividends thereon, for 74,449 shares of Series B Preferred Stock.

●	The Company exchanged all of the outstanding shares of Series A-1 Fixed Rate Cumulative Preferred Stock for 168,001 shares of Series B Preferred Stock.

In December 2020, in connection with the acquisition of FCCG by the Company, the Company declared a special stock dividend (the “Special Dividend”) payable only to holders of the Company’s Common Stock, other than FCCG, on the record date, consisting of 0.2319998077 shares of Series B Cumulative Preferred Stock for each outstanding share of Common Stock held by such stockholders. The Special Dividend was paid on December 23, 2020 and resulted in the issuance of 520,145 additional shares of Series B Preferred Stock with a market value on the payment date of approximately $8.9 million.

On June 22, 2021, the Company closed a second underwritten public offering of 460,000 shares of 8.25% Series B Cumulative Preferred Stock at a price to the public of $20.00 per share. The net proceeds to the Company totaled $8.3 million (net of $0.9 million in underwriting discounts and other offering expenses).

As of June 27, 2021, the Series B Preferred Stock consisted of 1,643,272 shares outstanding with a balance of $29.1 million. The Company paid preferred dividends to the holders of the Series B Preferred Stock totaling $0.6 million and $1.2 million during the thirteen weeks and twenty-six weeks ended June 27, 2021.

Series A Fixed Rate Cumulative Preferred Stock

On June 8, 2018, the Company filed a Certificate of Designation of Rights and Preferences of Series A Fixed Rate Cumulative Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of the State of Delaware (the “Certificate of Designation”), designating a total of 100,000 shares of Series A Preferred Stock.

The Company issued 100,000 shares of Series A Preferred stock in the following two transactions:

(i)	On June 7, 2018, the Company entered into a Subscription Agreement for the issuance and sale (the “Series A Offering”) of 800 units (the “Units”), with each Unit consisting of (i) 100 shares of the Company’s newly designated Series A Fixed Rate Cumulative Preferred Stock (the “Series A Preferred Stock”) and (ii) warrants (the “Series A Warrants”) to purchase 127 shares of the Company’s common stock at $7.83 per share. The sales price of each Unit was $10,000, resulting in gross proceeds to the Company from the initial closing of $8.0 million and the issuance of 80,000 shares of Series A Preferred Stock and Series A Warrants to purchase 102,125 shares of common stock (the “Subscription Warrants”).

(ii)	On June 27, 2018, the Company entered into a Note Exchange Agreement, as amended, under which it agreed with FCCG to exchange $2.0 million of the remaining balance of the Company’s outstanding Promissory Note issued to the FCCG on October 20, 2017 for 200 Units consisting of 20,000 shares of Series A Fixed Rate Cumulative Preferred Stock of the Company at $100 per share and Series A Warrants to purchase 25,530 of the Company’s common stock at an exercise price of $7.83 per share (the “Exchange Warrants”).

On July 13, 2020, the Company entered into the following transactions pertaining to the outstanding Series A Preferred Stock:

1.	The Company entered into an agreement to redeem 80,000 outstanding shares of the Series A Preferred Stock, plus accrued dividends thereon, held by Trojan Investments, LLC pursuant to a Stock Redemption Agreement that provides for the redemption at face value of a portion of such shares for cash from the proceeds of the Offering and the balance to be redeemed in $2 million tranches every six months, with the final payment due by December 31, 2021.

2.	The Company redeemed 5,000 outstanding shares of Series A Preferred Stock, plus accrued dividends thereon, held by Ridgewood Select Value Fund LP and its affiliate at face value for cash from the proceeds of the Offering.

3.	The Company exchanged 15,000 outstanding shares of Series A Preferred Stock, plus accrued dividends thereon, held by FCCG at face value for shares of Series B Preferred Stock.

The Company classifies the Series A Preferred Stock as debt.

As of June 27, 2021, there were 80,000 shares of Series A Preferred Stock outstanding, with a balance of $8.0 million.

The Company recognized interest expense on the Series A Preferred Stock of $264,000 and $354,000 for the thirteen weeks ended June 27, 2021 and June 28, 2020, respectively. The Company recognized interest expense on the Series A Preferred Stock of $552,000 and $708,000 for the twenty-six weeks ended June 27, 2021 and June 28, 2020. The year-to-date effective interest rate for the Series A Preferred Stock for 2021 was 13.9%.

Derivative Liability Relating to the Conversion Feature of the Series A Preferred Stock

Holders of Series A Preferred Stock had the option to cause the Company to redeem all or any portion of their shares of Series A Preferred Stock beginning any time after the two-year anniversary of the initial issuance date for an amount equal to $100.00 per share plus any accrued and unpaid dividends, which amount could be settled in cash or common stock of the Company, at the option of the holder (the “Conversion Option”). If a holder elected to receive common stock, the shares would be issued based on the 20-day volume weighted average price of the common stock immediately preceding the date of the holder’s redemption notice.

On June 8, 2020, the Conversion Option became exercisable. As of that date, the Company calculated the estimated fair value of the Conversion Option to be $2.4 million and recorded a derivative liability in that amount, together with an offsetting reduction in Additional Paid-In Capital. As of June 28, 2020, the Company calculated the estimated fair value of the Conversion Option to be $1.1 million and adjusted the carrying value of the derivative liability accordingly and recognized income of $1.3 million from the change in the fair market value of the derivative liability.

On July 13, 2020, the Company entered into agreements with each of the holders of the Series A Preferred Stock regarding the redemption of their shares. Holders of 85,000 of the outstanding shares agreed to a full redemption in cash payments. Fog Cutter Capital Group Inc., the holder of the remaining 15,000 outstanding shares, agreed to redeem its Series A Preferred Stock in exchange for newly issued Series B Preferred Stock of the Company. As a result of these agreements, the Conversion Option was terminated as of July 13, 2020.

NOTE 13. ACQUISITION PURCHASE PRICE PAYABLE

On June 21, 2021, the Company settled in full, the acquisition purchase price payable relating to the acquisition of Yalla Mediterranean. At the time of the settlement, the payable had a book value of $2.1 million. The Company paid cash of $1.1 million and agreed to issue 62,500 shares of its common stock, with a market value of $0.8 million ($13.05 per share) in satisfaction of the obligation. The Company recognized a gain on the extinguishment of the debt in the amount of $0.2 million during the thirteen weeks ended June 27, 2021.

Note 14. RELATED PARTY TRANSACTIONS

During the twenty-six weeks ended June 27, 2021, there were no reportable related party transactions. For the twenty-six weeks ended June 28, 2020, the Company reported the following:

Due from Affiliates

On April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement with FCCG (“Intercompany Agreement”). The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11.9 million. Subsequent to the issuance of the Original Note, the Company and certain of its direct or indirect subsidiaries made additional intercompany advances. Pursuant to the Intercompany Agreement, the revolving credit facility bears interest at a rate of 10% per annum, has a five-year term with no prepayment penalties, and has a maximum capacity of $35.0 million. All additional borrowings under the Intercompany Agreement are subject to the approval of the Board of Directors, in advance, on a quarterly basis and may be subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21.1 million including the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income and other adjustments through December 29, 2019. As of June 28, 2020, the balance receivable under the Intercompany Agreement was $29.5 million.

During the twenty-six weeks ended June 28, 2020, the Company recorded a receivable from FCCG in the amount of $0.2 million under the Tax Sharing Agreement, which was added to the intercompany receivable.

Effective July 5, 2018, the Company made a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4.0 million (the “Preferred Interest”). FCCG owns all of the common interests in HSD. The holder of the Preferred Interest is entitled to a 15% per annum priority return on the outstanding balance of the investment (the “Preferred Return”). Any available cash flows from HSD on a quarterly basis are to be distributed to pay the accrued Preferred Return and repay the Preferred Interest until fully retired. On or before the five-year anniversary of the investment, the Preferred Interest is to be fully repaid, together with all previously accrued but unpaid Preferred Return. FCCG has unconditionally guaranteed repayment of the Preferred Interest in the event HSD fails to do so. As of June 28, 2020, the balance receivable, including accrued and unpaid interest income, under the Preferred Interest was $5.2 million.

Note 15. STOCKHOLDERS’ EQUITY

As of June 27, 2021 and December 27, 2020, the total number of authorized shares of common stock was 25,000,000, and there were 12,491,528 and 11,926,264 shares of common stock issued and outstanding, respectively.

Below are the changes to the Company’s common stock during the twenty-six weeks ended June 27, 2021:

●	Warrants to purchase 289,227 shares of common stock were exercised during the twenty-six weeks ended June 27, 2021. The proceeds to the Company from the exercise of the warrants totaled $1.1 million.

●	Between April 6, 2021 and May 18, 2021, the Company granted 300,000 restricted shares of common stock to certain senior executives of the Company. The shares vest over three years in equal installments at the anniversary date of grant. The value of the restricted stock grant was $2.8 million and will be amortized as expense over the vesting period.

●	On June 21, 2021, the Company entered into an agreement to issue 62,500 shares of common stock with a market value of $0.8 million in partial payment of the acquisition purchase price payable relating to the acquisition of Yalla Mediterranean (See Note 13). The shares were issued on June 30, 2021.

●	On April 20, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on May 7, 2021 to stockholders of record as of May 3, 2021, for a total of $1.6 million.

●	On June 1, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on June 21, 2021 to stockholders of record as of June 14, 2021, for a total of $1.6 million.

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

The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of June 27, 2021, there were 656,105 stock options outstanding with a weighted average exercise price of $9.34 per share.

During the thirteen weeks ended June 27, 2021 the Company granted a total of 300,000 shares of its common stock to three employees (the “Grant Shares”). The Grant Shares vest one-third each year on the anniversary date of the grant. The grantees are entitled to any common dividends relating to the Grant Shares during the vesting period. The Grant Shares were valued at $2.8 million as of the date of grant. The related compensation expense will be recognized over the vesting period.

The Company recognized share-based compensation expense in the amount of $0.2 million and $1,000, during the thirteen weeks ended June 27, 2021 and June 28, 2020, respectively. The Company recognized share-based compensation expense in the amount of $0.2 million and $16,000, during the twenty-six weeks ended June 27, 2021 and June 28, 2020, respectively. As of June 27, 2021, there remains $2.7 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

Note 17. WARRANTS

The Company’s warrant activity for the thirteen weeks ended June 27, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 27, 2020	2,273,533	$5.68	3.8
Grants	-	$-	-
Exercised	(300,437)	$(5.05)	(4.0)
Warrants outstanding at June 27, 2021	1,973,096	$5.57	3.7
Warrants exercisable at June 27, 2021	1,954,106	$5.58	3.7

Note 18. DIVIDENDS ON COMMON STOCK

On April 20, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on May 7, 2021 to stockholders of record as of May 3, 2021, for a total of $1.6 million.

On June 1, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on June 21, 2021 to stockholders of record as of June 14, 2021, for a total of $1.6 million.

Note 19. COMMITMENTS AND CONTINGENCIES

Litigation

James Harris and Adam Vignola v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC, and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a derivative action in Delaware nominally on the Company’s behalf against the Company’s current directors and our current and former majority stockholders alleging claims of breach of fiduciary duty, unjust enrichment and waste arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Mr. Vignola was previously involved in litigation against the Company, having filed a putative class action lawsuit relating to the Company’s 2017 initial public offering, which lawsuit was voluntarily dismissed by stipulation in 2020. The defendants dispute the allegations of the new lawsuit and intend to vigorously defend against the claims. However, this matter is in the early stages and we cannot predict the outcome of this lawsuit. Subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

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

SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606)

SBN FCCG LLC (which we refer to as “SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (which we refer to as “FCCG”) in New York state court for an indemnification claim (which we refer to as the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (which we refer to as the “California case”), which included the $0.7 million judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN in May 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement and they have not yet discussed the terms for the payment of the remaining balance.

The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources.

Note 20. GEOGRAPHIC INFORMATION AND MAJOR FRANCHISEES

Revenue by geographic area was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
United States	$6,316	$2,564	$11,146	$6,273
Other countries	1,966	543	3,785	1,257
Total revenue	$8,282	$3,107	$14,931	$7,530

Revenue is shown based on the geographic location of our franchisees’ restaurants. All assets are located in the United States.

During the twenty-six weeks ended June 27, 2021 and June 28, 2020, no individual franchisee accounted for more than 10% of the Company’s revenue.

NOTE 21. SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred subsequent to June 27, 2021 through the date of issuance of these condensed consolidated financial statements. During this period, the Company did not have any significant subsequent events, except as follows:

Acquisition of Global Franchise Group

On July 22, 2021, the Company completed the acquisition of LS GFG Holdings Inc. (“GFG”), a franchisor and operator of a portfolio of five quick service restaurant concepts (Round Table Pizza, Great American Cookies, Hot Dog on a Stick, Marble Slab Creamery and Pretzelmaker), for a total purchase price of $442.5 million, comprised of $350.0 million in cash, $67.5 million in shares of the Company’s Series B Cumulative Preferred Stock and $25.0 million in shares of the Company’s Common Stock, subject to certain customary adjustments, including with respect to working capital, to be finalized no later than 90 days after closing.

In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC, a Delaware limited liability company (“GFG Royalty”), a special purpose, wholly-owned subsidiary of the Company, completed the issuance and sale in a private offering (the “GFG Offering”) of three tranches of fixed rate senior secured notes. The GFG notes were issued in a securitization transaction in which substantially all of the franchising and operating assets of GFG are pledged as collateral to secure the GFG Notes and have the following terms:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
7/22/2021	A-2	Senior	$209,000,000	6.00%	2.01	6	7/25/2023	7/25/2051
7/22/2021	B-2	Senior Subordinated	$84,000,000	7.00%	2.01	6	7/25/2023	7/25/2051
7/22/2021	M-2	Subordinated	$57,000,000	9.50%	2.01	6	7/25/2023	7/25/2051

In connection with the acquisition of GFG, on July 22, 2021, the Company issued 3,089,245 and 1,964,865 shares of Series B Cumulative Preferred Stock and Common Stock, respectively. Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase or the GFG Sellers may require the Company to purchase 3,089,245 shares of Series B Cumulative Preferred Stock for $67.5 million plus accrued but unpaid dividends on or before April 22, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the twenty-six weeks ended June 27, 2021 and June 28, 2020, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 29, 2021 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States and other countries. As a result, Company franchisees temporarily closed some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination these actions. These actions reduced consumer traffic, all resulting in a negative impact to Company revenue. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption, and also the longer-term effects on our business and economic growth and consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time. If additional information becomes available regarding the potential impact and the duration of the negative financial effects of the current pandemic, the Company may determine that additional impairment adjustment to the recorded value of trademarks, goodwill and other intangible assets may be necessary.

Executive Overview

Business overview

FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets and acquires primarily quick-service, fast casual and casual dining concepts restaurant concepts around the world. Organized in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), we completed our initial public offering on October 20, 2017 and issued additional shares of common stock representing 20 percent of our ownership upon completion of the offering. During the fourth quarter of 2020, we completed a transaction in which FCCG merged into a wholly owned subsidiary of ours, and we became the parent company of FCCG.

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

As of June 27, 2021, the Company owns nine restaurant brands: Fatburger, Johnny Rockets, Buffalo’s Cafe, Buffalo’s Express, Hurricane Grill & Wings, Ponderosa and Bonanza Steakhouses, Elevation Burger and Yalla Mediterranean. Combined, these brands franchise approximately 700 restaurant locations, including units under construction.

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

Results of Operations of FAT Brands Inc.

The following table summarize key components of our condensed consolidated results of operations for the thirteen and twenty-six weeks ended June 27, 2021 and June 28, 2020.

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	July 27, 2021	June 28, 2020
Statements of operations data:

Revenue
Royalties	$6,161	$2,213	$11,057	$5,522
Franchise fees	482	273	1,022	449
Advertising fees	1,370	613	2,560	1,544
Restaurant sales	234	-	234	-
Management fees and other income	35	8	58	15
Total revenue	8,282	3,107	14,931	7,530

Costs and expenses
General and administrative expense	5,483	4,104	10,408	7,636
Restaurant operating expenses	244	-	244	-
Advertising expenses	1,367	613	2,560	1,544
Impairment of assets	-	3,174	-	3,174
Refranchising restaurant (gain) loss	(856)	1,006	(429)	1,544
Total costs and expenses	6,238	8,897	12,783	13,898

Income (loss) from operations	2,044	(5,790)	2,148	(6,368)

Other (expense) income, net	(9,967)	450	(12,632)	(1,639)

Loss before income tax expense	(7,923)	(5,340)	(10,484)	(8,007)

Income tax benefit	(1,992)	(1,089)	(2,121)	(1,386)

Net loss	(5,931)	(4,251)	(8,363)	(6,621)
Less: Net loss attributable to noncontrolling interest	(5)	-	(5)	-
Net loss attributable to FAT Brands Inc.	$(5,926)	$(4,251)	$(8,358)	$(6,621)

For the twenty-six weeks ended June 27, 2021 and June 28, 2020:

Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales and other revenue. Total revenue increased $7.4 million, or 98.3%, in the first two quarters of 2021, to $14.9 million compared to $7.5 million in the same period of 2020. The increase reflects revenue from Johnny Rockets, which was acquired during the third quarter of 2020, and the recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs, advertising expense impairment charges and refranchising restaurant losses. Costs and expenses decreased $1.1 million, or 8.0%, in the first two quarters of 2021 to $12.8 million compared to the prior year period.

General and administrative expenses increased $2.8 million, or 36.3%, in the first two quarters of 2021 compared to the prior year period, primarily due to higher compensation cost as we filled out the management team and increased professional fees.

Advertising expenses increased $1.0 million, or 65.8%, in the first half of 2021 compared to the prior year. These expenses vary in relation to the advertising revenue and have been affected by the acquisition of Johnny Rockets and the increase in customer activity as the recovery from COVID continues.

We recorded non-cash goodwill and tradename impairment charges of $1.5 million and $1.7 million, respectively, relating to the Ponderosa and Bonanza brands during the first half of 2020. There were no impairment charges recorded during the first half of 2021.

Refranchising gains in the first half of 2021 were comprised of $1.1 million in net gains related to refranchised restaurants, partially offset by restaurant operating costs, net of food sales, of $0.7 million. Refranchising losses in the first half of 2020 were comprised of restaurant operating costs, net of food sales, of $1.7 million, net of $0.2 million in net gains related to refranchised restaurants.

Other (Expense) Income – Other expense for the first half of 2021 was $12.6 million and consisted primarily of $5.4 million in net interest expense and a $6.4 million net loss on the extinguishment of debt. Other expense for the first two quarters of 2020 was $1.6 million and consisted primarily of $2.8 million of net interest expense, partially offset by a $1.3 million change in fair value of the derivative liability relating to the conversion feature of the Series A Preferred Stock.

Income Tax Benefit – The effective rate was 20.2% for the first two quarters of 2021 compared to 17.3% for the comparable period in 2020.

For the thirteen weeks ended June 27, 2021 and June 28, 2020:

Revenue – Total revenue increased $5.2 million, or 166.6%, in the second quarter of 2021, to $8.3 million compared to $3.1 million in the same period of 2020. The increase reflects revenue from Johnny Rockets, which was acquired during the third quarter of 2020, and the recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.

Costs and Expenses – Costs and expenses decreased $2.7 million, or 30.0%, to $6.2 million in the second quarter of 2021 compared to the prior year period.

General and administrative expenses increased $1.4 million, or 33.6%, in the second quarter of 2021 compared to the prior year period, primarily due to higher compensation as we filled out the management team and increased professional fees.

Advertising expenses increased $0.8 million, or 123.0%, in the second quarter of 2021 compared to the prior year. These expenses vary in relation to the advertising revenue and have been affected by the acquisition of Johnny Rockets and the increase in customer activity as the recovery from COVID continues.

We recorded non-cash goodwill and tradename impairment charges of $1.5 million and $1.7 million, respectively, relating to the Ponderosa and Bonanza brands during the first half of 2020. There were no impairment charges recorded during the first half of 2021.

Refranchising gains in the second quarter of 2021 were comprised of $1.1 million in net gains related to refranchised restaurants, partially offset by restaurant operating costs, net of food sales, of $0.2 million. Refranchising losses in the second quarter of 2020 were comprised of restaurant operating costs, net of food sales.

Other (Expense) Income – Other expense for the second quarter of 2021 was $10.0 million and consisted primarily of interest expense of $2.7 million and a $6.4 million net loss on the extinguishment of debt. Other income for the second quarter of 2020 was $0.5 million and consisted primarily of a $1.3 million change in fair value of the derivative liability relating to the conversion feature of the Series A Preferred Stock, partially offset by net interest expense of $0.8 million.

Income Tax Benefit – The effective tax rate was 25.1% for the second quarter of 2021 compared to 20.4% for the comparable period in 2020.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the twenty-six weeks ended June 27, 2021 consisted of net proceeds from financing activities.

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

On April 26, 2021, we completed the issuance and sale in a private offering (the “Offering”) of three tranches of fixed rate secured notes. Proceeds of the Offering were used to repay in full its 2020 Securitization Notes as well as fees and expenses related to the Offering, resulting in net proceeds to the Company of approximately $57 million.

On June 22, 2021, we closed a second underwritten public offering of 460,000 shares of 8.25% Series B Cumulative Preferred Stock at a price to the public of $20.00 per share. The net proceeds to the Company totaled $8.3 million, after deducting $0.9 million in underwriting discounts and other offering expenses.

In addition to the liquidity provided by these capital market transactions, we have seen improvement in our operating performance subsequent to December 27, 2020, as COVID-19 vaccinations have become more prevalent in the United States and federal, state and local restrictions have eased in many, but not all, of the markets where our franchisees operate. We believe that we will be in compliance with our debt covenants and have sufficient sources of cash to meet our liquidity needs for the next twelve months.

Comparison of Cash Flows

Our cash and restricted cash balance was $54.0 million as of June 27, 2021, compared to $7.2 million as of December 27, 2020.

The following table summarize key components of our condensed consolidated cash flows for the twenty-six weeks ended June 27, 2021 and June 28, 2020:

For the Twenty-six Weeks Ended

(In thousands)

	June 27, 2021	June 28, 2020

Net cash used in operating activities	$(4,932)	$(3,994)
Net cash provided by (used in) investing activities	221	(6,326)
Net cash provided by financing activities	51,520	13,783
Increase in cash flows	$46,809	$3,463

Operating Activities

Net cash used in operating activities increased $1.0 million in the first half of 2021 compared to 2020. There were variations in the components of the cash from operations between the two periods. Our net loss in 2021 was $10.5 million compared to $6.6 million in 2020. The net positive adjustments to reconcile these net losses to net cash used in operations were $3.3 million in 2021 compared to $2.6 million in 2020. The primary components of the adjustments to reconcile the net loss to net cash used in operations for each year were as follows:

For the first two quarters of 2021:

●	A positive adjustment to reconcile cash used in operations due to a net loss on extinguishment of debt in the amount of $4.9 million,

●	A negative adjustment to reconcile cash used in operations due to an increase in deferred income taxes of $3.0 million,

●	A positive adjustment to reconcile cash used in operations due to an increase in accrued expense of $2.1 million,

●	A negative adjustment to reconcile cash used in operations due to a recognized gain on sale of refranchised assets in the amount of $1.1 million and

●	A negative adjustment to reconcile cash used in operations due to an increase in accounts receivable of $1.4 million.

For the first two quarters of 2020:

●	A positive adjustment to reconcile cash used in operations due to non-cash impairment charges in the amount of $3.2 million,

●	A negative adjustment to reconcile cash used in operations due to an increase in accrued interest receivable from affiliates in the amount of $1.6 million,

●	A positive adjustment to reconcile cash used in operations due to a provision for bad debt in the amount of $1.1 million,

●	A negative adjustment to reconcile cash used in operations due to the decrease in the fair value of a derivative liability in the amount of $1.3 million and

●	A negative adjustment to reconcile cash used in operations due to an increase in deferred tax assets of $1.5 million.

Investing Activities

Net cash provided by investing activities was $0.2 million in the first half of 2021, compared to net cash used in investing activities of $6.3 million in the first half of 2020. This was primarily due to a decrease in the advances to non-consolidated affiliates.

Financing Activities

Net cash from financing activities was $51.5 million in the first two quarters of 2021, primarily comprised of $140.8 million in net proceeds from the issuance of the 2021-1 Securitization Notes and $8.3 million in net proceeds from the issuance of Series B Preferred Shares, partially offset by the repayment of $92.6 million of prior debt, $4.4 million of common and preferred stock dividends and $1.1 million of cash payments to repay acquisition purchase price payables.

Dividends

On April 20, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on May 7, 2021 to stockholders of record as of May 3, 2021. The amount of the dividend totaled $1.6 million.

On June 1, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on June 21, 2021 to stockholders of record as of June 14, 2021, for a total of $1.6 million.

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.

Securitization

On April 26, 2021 (the “Closing Date”), FAT Brands Royalty I, LLC, a Delaware limited liability company (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes (collectively, the “2021 Securitization Notes”) as follows:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
4/26/2021	A-2	Senior	$97,104,000	4.75%	2.25	6	7/25/2023	4/25/2051
4/26/2021	B-2	Senior Subordinated	$32,368,000	8.00%	2.25	6	7/25/2023	4/25/2051
4/26/2021	M-2	Subordinated	$15,000,000	9.00%	2.25	6	7/25/2023	4/25/2051

Net proceeds from the issuance of the 2021 Securitization Notes totaled $140.8 million, which consisted of the combined face amount of $144.5 million (net of debt offering costs of $3.0 million and original issue discount of $0.7 million).

The 2021 Securitization Notes require that the principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023, additional interest equal to 1.0% per annum will accrue on each tranche. The material terms of the 2021 Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of June 27, 2021, we were in compliance with these covenants.

The 2021 Securitization Notes are generally secured by a security interest in substantially all the assets of FB Royalty and its subsidiaries.

A portion of the proceeds of the 2021 Securitization Notes were used to repay and retire the following notes issued in 2020 under the Base Indenture:

Note	Public Rating	Seniority	Issue Amount	Coupon	First Call Date	Final Legal Maturity Date

Series A-2	BB	Senior	$20,000,000	6.50%	4/27/2021	4/27/2026
Series B-2	B	Senior Subordinated	$20,000,000	9.00%	4/27/2021	4/27/2026
Series M-2	N/A	Subordinated	$40,000,000	9.75%	4/27/2021	4/27/2026

Capital Expenditures

As of June 27, 2021, we do not have any material commitments for capital expenditures.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 27, 2020. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 27, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 27, 2021, have concluded that, in regard to the segregation of duties and the financial close process, our disclosure controls and procedures were not effective.

Recognizing these deficiencies, we are continuing to review our compensating controls and implement additional procedures in our efforts to remediate the above-mentioned weaknesses as well as identifying additional financial accounting staff and third-party consultants to help remedy the weaknesses outlined above.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the twenty-six weeks ended June 27, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

James Harris and Adam Vignola v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC, and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a derivative action in Delaware nominally on the Company’s behalf against the Company’s current directors and our current and former majority stockholders alleging claims of breach of fiduciary duty, unjust enrichment and waste arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Mr. Vignola was previously involved in litigation against the Company, having filed a putative class action lawsuit relating to the Company’s 2017 initial public offering, which lawsuit was voluntarily dismissed by stipulation in 2020. The defendants dispute the allegations of the new lawsuit and intend to vigorously defend against the claims. However, this matter is in the early stages and we cannot predict the outcome of this lawsuit. Subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

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

SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606)

SBN FCCG LLC (which we refer to as “SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (which we refer to as “FCCG”) in New York state court for an indemnification claim (which we refer to as the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (which we refer to as the “California case”), which included the $0.7 million judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN in May 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 21, 2021, the Company agreed to issue 62,500 shares of common stock in partial satisfaction of the purchase price for the acquisition of Yalla Mediterranean. Such issuance of securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 promulgated under Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

2.1	Stock Purchase Agreement, dated June 26, 2021, by and among FAT Brands Inc., LS GFG Holdings Inc., and LS Global Franchise L.P.	8-K	2.1	06/28/2021
3.1	Certificate of Elimination of Series A-1 Fixed Rate Cumulative Preferred Stock, filed with the Delaware Secretary of State on June 9, 2021	8-K	3.1	06/15/2021
3.2	Certificate of Increase of Series B Cumulative Preferred Stock, filed with the Delaware Secretary of State on June 9, 2021	8-K	3.2	06/15/2021
4.1	Base Indenture, dated March 6, 2020, and amended and restated as of April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee and securities intermediary.	8-K	4.1	04/26/2021
4.2	Series 2021-1 Supplement to the Base Indenture, dated April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee.	8-K	4.2	04/26/2021
10.1	Guarantee and Collateral Agreement, dated April 26, 2021, by and among each of the Securitization Entities, as Guarantors, in favor of UMB Bank, N.A., as Trustee.	8-K	10.1	04/26/2021
10.2	Management Agreement, dated March 6, 2020, and amended and restated as of April 26, 2021, by and among FAT Brands Inc., FAT Brands Royalty I, LLC, each of the Securitization Entities and UMB Bank, N.A., as Trustee.	8-K	10.2	04/26/2021
10.3	Separation Agreement, by and between FAT Brands Inc. and Rebecca D. Hershinger	8-K/A	99.1	06/30/2021
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

August 6, 2021	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer
(Principal Financial and Accounting Officer)

