Form 10-Q
period 2021-09-26
Fat Brands, Inc
filed 2021-11-08
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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
(310) 319-1850
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FAT	The Nasdaq Stock Market LLC
Class B Common Stock, par value $0.0001 per share	FATBB	The Nasdaq Stock Market LLC
Series B Cumulative Preferred Stock, par value $0.0001 per share	FATBP	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	FATBW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of November 3, 2021, there were 15,077,498 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
September 26, 2021

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 26, 2021	December 27, 2020
	Unaudited
Assets
Current assets
Cash	$23,565	$3,944
Restricted cash	13,557	2,867
Accounts receivable, net of allowance for doubtful accounts of $2,208 and $739, as of September 26, 2021 and December 27, 2020, respectively	14,255	4,208
Trade and other notes receivable, net of allowance for doubtful accounts of $103 as of September 26, 2021 and December 27, 2020	224	208
Assets classified as held for sale	5,591	10,831
Other current assets	6,290	2,365
Total current assets	63,482	24,423

Noncurrent restricted cash	6,406	400
Notes receivable – noncurrent, net of allowance for doubtful accounts of $271, as of September 26, 2021 and December 27, 2020	2,054	1,622
Deferred income tax asset, net	15,069	30,551
Operating lease right of use assets	12,604	4,469
Goodwill	185,861	10,909
Other intangible assets, net	322,688	47,711
Property and equipment, net	10,227	483
Other assets	1,417	576
Total assets	$619,808	$121,144

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$12,859	$8,625
Accrued expenses and other liabilities	25,646	19,833
Deferred income, current portion	1,746	1,887
Accrued advertising	6,012	2,160
Accrued interest payable	5,644	1,847
Dividend payable on preferred shares	16	893
Liabilities related to assets classified as held for sale	4,906	9,892
Current portion of operating lease liability	4,784	748
Current portion of preferred shares, net	—	7,961
Current portion of long-term debt	605	19,314
Other	—	17
Total current liabilities	62,218	73,177

Deferred income – noncurrent	11,354	9,099
Acquisition purchase price payable	800	2,806
Operating lease liability, net of current portion	10,858	4,011
Long-term debt, net of current portion	485,470	73,852
Other liabilities	1,117	82
Total liabilities	571,817	163,027

Commitments and contingencies (Note 19)

Redeemable preferred stock	66,810	—

Stockholders’ deficit
Preferred stock, $0.0001 par value; 15,000,000 and 5,000,000 shares authorized; 1,643,272 and 1,183,272 shares issued and outstanding at September 26, 2021 and December 27, 2020, respectively; liquidation preference $25 per share	37,908	21,788
Class A and Class B common stock and additional paid-in capital as of September 26, 2021: $0.0001 par value per share: 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,283,684 shares issued and outstanding (Class A 15,013,001, Class B 1,270,683). Common stock and additional paid-in capital as of December 27, 2020: $0.0001 par value; 25,000,000 shares authorized; 11,926,264 shares issued and outstanding.	(23,931)	(42,775)
Accumulated deficit	(32,875)	(20,896)
Stockholders’ deficit attributable to FAT Brands Inc.	(18,898)	(41,883)
Noncontrolling interests	79	—
Total stockholders’ deficit	(18,819)	(41,883)
Total liabilities and stockholders’ deficit	$619,808	$121,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

For the Thirteen and Thirty-nine Weeks Ended September 26, 2021 and September 27, 2020 (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Revenue
Royalties	$13,742	$3,156	$24,800	$8,678
Franchise fees	1,087	122	2,109	571
Advertising fees	5,483	803	8,043	2,347
Restaurant sales	3,879	—	4,113	—
Factory revenue	5,480	—	5,480	—
Management fees and other income	90	8	148	23
Total revenue	29,761	4,089	44,693	11,619

Costs and expenses
General and administrative expense	12,966	2,990	23,375	10,626
Restaurant operating expenses	3,660	—	3,904	—
Factory operating expenses	3,473	—	3,473	—
Impairment of assets	—	753	—	3,927
Refranchising (gain) loss	(250)	325	(679)	1,869
Acquisition costs	2,053	503	2,985	633
Advertising expense	5,483	814	8,043	2,358
Total costs and expenses	27,385	5,385	41,101	19,413

Income (loss) from operations	2,376	(1,296)	3,592	(7,794)

Other income (expense), net
Interest expense, net of interest income of $836 and $1,554 due from affiliates during the thirteen and thirty-nine weeks ended September 27, 2020, respectively. There was no interest income earned from affiliates in 2021.	(7,072)	(123)	(11,939)	(2,034)
Interest expense related to preferred shares	(173)	(323)	(725)	(1,251)
Net loss on extinguishment of debt	(13)	(88)	(6,418)	(88)
Change in fair value of derivative liability	—	(374)	—	887
Gain on contingent consideration payable adjustment	—	1,680	—	1,680
Other income (expense), net	64	(63)	189	6
Total other (expense) income, net	(7,194)	709	(18,893)	(800)

Loss before income tax expense	(4,818)	(587)	(15,301)	(8,594)

Income tax benefit	(1,183)	(19)	(3,303)	(1,405)

Net loss	(3,635)	(568)	(11,998)	(7,189)
Less: Net loss attributable to noncontrolling interest	(14)	—	(19)	—
Net loss attributable to FAT Brands Inc.	$(3,621)	$(568)	$(11,979)	$(7,189)

Basic and diluted loss per common share	$(0.26)	$(0.04)	$(0.85)	$(0.55)
Basic and diluted weighted average shares outstanding	14,144,857	13,101,791	14,094,772	13,077,480
Cash dividends declared per common share	$0.13	$—	$0.39	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands, except share data, unaudited)
For the Thirty-nine Weeks Ended September 26, 2021

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A par value	Class B par value	Additional paid-in capital	Total Common Stock	Shares	Par value	Additional paid-in capital	Total Preferred Stock	Non- controlling interest	Accum- ulated deficit	Total

Balance at December 27, 2020– audited	11,926,264	—	$1	$—	$(42,776)	$(42,775)	1,183,272	$—	$21,788	$21,788	$—	$(20,896)	$(41,883)
Net loss	—	—	—	—	—	—	—	—	—	—	(19)	(11,979)	(11,998)
Issuance of common stock through exercise of warrants	464,643	—	—	—	1,799	1,799	—	—	394	394	—	—	2,193
Issuance of preferred stock	—	—	—	—	—	—	460,000	—	8,246	8246	—	—	8,246
Share-based compensation	300,000	—	—	—	488	488	—	—	—	—	—	—	488
Measurement period adjustment in accordance with ASU 2015-16	—	—	—	—	(1,381)	(1,381)	—	—	—	—	—	—	(1,381)
Stock contracted for issue in payment of debt	62,500	—	—	—	816	816	—	—	—	—	—	—	816
Sale of interest in operating restaurant	—	—	—	—	651	651	—	—	—	—	98	—	749
Dividends declared on common stock	—	—	—	—	(5,313)	(5,313)	—	—	—	—	—	—	(5,313)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(2,084)	(2084)	—	—	(2,084)
Issuance of common stock in connection with acquisition of LS GFG Holdings Inc. (1)	1,964,865	—	—	—	21,809	21,809	—	—	0	—	—	—	21,809
Stock dividend of Class B Shares	294,729	1,270,683	1	—	(26)	(25)	—	—	0	—	—	—	(25)
Series A Preferred shares retired through issuance of Series B Preferred shares	—	—	—	—	—	—	—	—	9,564	9564	—	—	9,564

Balance at September 26, 2021	15,013,001	1,270,683	$2	$—	$(23,933)	$(23,931)	1,643,272	$—	$37,908	$37,908	$79	$(32,875)	$(18,819)

(1)	Excludes 3,089,245 shares of preferred stock classified as redeemable preferred stock as of September 26, 2021. (See Note 15)

For the Thirty-nine Weeks Ended September 27, 2020

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A par value	Class B par value	Additional paid-in capital	Total Common Stock	Shares	Par value	Additional paid-in capital	Total Preferred Stock	Non- controlling interest	Accum- ulated deficit	Total

Balance at December 29, 2019- audited	11,860,299	—	$1	$—	$11,413	$11,414	—	$—	$—	$—	$—	$(6,036)	$5,378
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,189)	(7,189)
Issuance of common stock in lieu of cash directors’ fees payable	65,965	—	—	—	240	240	—	—	—	—	—	—	240
Issuance of Series B preferred stock	—	—	—	—	—	—	360,000	—	6,033	6,033	—	—	6,033
Exchange of original Series B preferred stock for newly issued Series B preferred stock	—	—	—	—	—	—	60,677	—	1,224	1,224	—	—	1,224
Exchange of Series A preferred stock for newly issued Series B preferred stock	—	—	—	—	—	—	74,449	—	1,861	1,861	—	—	1,861
Exchange of Series A-1 preferred stock for newly issued Series B preferred stock	—	—	—	—	—	—	168,001	—	4,200	4,200	—	—	4,200
Share-based compensation	—	—	—	—	61	61	—	—	—	—	—	—	61
Extinguishment of derivative liability	—	—	—	—	(887)	(887)	—	—	—	—	—	—	(887)
Grant of warrants to purchase stock	—	—	—	—	2,258	2,258	—	—	—	—	—	—	2,258
Repurchase of warrants	—	—	—	—	(330)	(330)	—	—	—	—	—	—	(330)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Correction of recorded conversion rights associated with Series A-1 preferred shares	—	—	—	—	(90)	(90)	—	—	—	—	—	—	(90)

Balance at September 27, 2020	11,926,264	$—	$1	$—	$12,665	$12,666	663,127	$—	$13,041	$13,041	$—	$(13,225)	$12,482

For the Thirteen Weeks Ended September 26, 2021

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A par value	Class B par value	Additional paid-in capital	Total Common Stock	Shares	Par value	Additional paid-in capital	Total Preferred Stock	Non- controlling interest	Accum- ulated deficit	Total

Balance at June 27, 2021	12,491,528	—	$1	$—	$(45,087)	$(45,086)	1,643,272	$—	$29,092	$29,092	$93	$(29,254)	$(45,155)
Net loss	—	—	—	—	—	$—	—	—	—	—	(14)	(3,621)	(3,635)
Issuance of common stock through exercise of warrants	199,379	—	—	—	659	659	—	—	151	151	—	—	810
Issuance of preferred stock	—	—	—	—		—	—	—	(35)	(35)	—	—	(35)
Share-based compensation	—	—	—	—	258	258	—	—	—	—	—	—	258
Measurement period adjustment in accordance with ASU 2015-16	—	—	—	—	70	70	—	—	—	—	—	—	70
Stock contracted for issue in payment of debt	62,500	—	—	—	—	—	—	—	—	—	—	—	—
Sale of interest in operating restaurant	—	—	—	—	500	500	—	—	—	—	—	—	500
Dividends declared on common stock	—	—	—	—	(2,116)	(2,116)	—	—	—	—	—	—	(2,116)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(864)	(864)	—	—	(864)
Issuance of common stock in connection with acquisition of LS GFG Holdings Inc. (1)	1,964,865	—	—	—	21,809	21,809	—	—	—	—	—	—	21,809
Stock dividend of Class B Shares	294,729	1,270,683	1	—	(26)	(25)	—	—	—	—	—	—	(25)
Series A Preferred shares retired through issuance of Series B Preferred shares	—	—	—	—	—	—	—	—	9,564	9,564	—	—	9,564

Balance at September 26, 2021	15,013,001	1,270,683	$2	$—	$(23,933)	$(23,931)	1,643,272	$—	$37,908	$37,908	$79	$(32,875)	$(18,819)

(1)	Excludes 3,089,245 shares of preferred stock classified as redeemable preferred stock as of September 26, 2021. (See Note 15)

For the Thirteen Weeks Ended September 27, 2020

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A par value	Class B par value	Additional paid-in capital	Total Common Stock	Shares	Par value	Additional paid-in capital	Total Preferred Stock	Non- controlling interest	Accum- ulated deficit	Total

Balance at June 28, 2020	11,894,895	—	$1	$—	$9,068	$9,069	—	$—	$—	$—	$—	$(12,657)	$(3,588)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(568)	(568)
Issuance of common stock in lieu of cash directors’ fees payable	31,369	—	—	—	105	105	—	—	—	—	—	—	105
Issuance of Series B preferred stock	—	—	—	—	—	—	360,000	—	6,033	6,033	—	—	6,033
Exchange of original Series B preferred stock for newly issued Series B preferred stock	—	—	—	—	—	—	60,677	—	1,224	1,224	—	—	1,224
Exchange of Series A preferred stock for newly issued Series B preferred stock	—	—	—	—	—	—	74,449	—	1,861	1,861	—	—	1,861
Exchange of Series A-1 preferred stock for newly issued Series B preferred stock	—	—	—	—	—	—	168,001	—	4,200	4,200	—	—	4,200
Share-based compensation	—	—	—	—	45	45	—	—	—	—	—	—	45
Extinguishment of derivative liability	—	—	—	—	1,516	1,516	—	—	—	—	—	—	1,516
Grant of warrants to purchase stock	—	—	—	—	2,261	2,261	—	—	—	—	—	—	2,261
Repurchase of warrants	—	—	—	—	(330)	(330)	—	—	—	—	—	—	(330)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(277)	(277)	—	—	(277)

Balance at September 27, 2020	11,926,264	—	$1	$—	$12,665	$12,666	663,127	$—	$13,041	$13,041	$—	$(13,225)	$12,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)
For the Thirty-nine Weeks Ended September 26, 2021 and September 27, 2020

	2021	2020
Cash flows from operating activities
Net loss	$(11,998)	$(7,189)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	(3,384)	(1,633)
Net loss on extinguishment of debt	4,872	88
Depreciation and amortization	3,161	763
Share-based compensation	488	61
Change in operating right of use assets	1,662	750
Accretion of loan fees and interest	1,249	589
Accretion of preferred shares	26	47
Accretion of purchase price liability	72	381
Gain on sale of refranchised assets	(869)	55
Change in fair value of derivative liability	—	(887)
Impairment of assets	—	3,927
Provision for bad debts	225	900
Gain on adjustment of contingent consideration payable	—	(1,680)
Change in:
Accounts receivable	(3,023)	130
Accrued interest receivable from affiliate	—	(2,613)
Tax Sharing Agreement liability	—	(158)
Other current assets	(768)	(295)
Deferred income	1,244	(446)
Accounts payable	1,646	312
Accrued expense	(3,672)	(87)
Accrued advertising	646	(382)
Accrued interest payable	3,797	(404)
Dividend payable on preferred shares	699	(809)
Other	(79)	74
Total adjustments	7,992	(1,317)
Net cash used in operating activities	(4,006)	(8,506)

Cash flows from investing activities
Change in due from affiliates	—	(10,103)
Acquisition of subsidiary, net of cash acquired	(346,484)	(23,944)
Payments received on loans receivable	140	69
Net proceeds from sale of refranchised restaurants	1,942	1,093
Purchases of property and equipment	(1,661)	(239)
Other	(87)	—
Net cash provided by (used in) investing activities	(346,150)	(33,124)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	479,721	74,045
Repayments of borrowings	(93,046)	(24,224)
Issuance of preferred shares, net	8,246	8,021
Change in operating lease liabilities	(1,441)	(464)
Payments made on acquisition purchase price liability	(1,075)	(500)
Exercise of warrants	2,192	—
Repurchase of warrants	—	(330)
Redemption of preferred stock	—	(500)
Dividends paid on redeemable preferred stock	(690)	—
Dividends paid on common shares	(5,337)	—
Dividends paid on preferred shares	(2,097)	(175)
Net cash provided by financing activities	386,473	55,873

Net increase in cash and restricted cash	36,317	14,243
Cash and restricted cash at beginning of the period	7,211	25
Cash and restricted cash at end of the period	$43,528	$14,268

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,874	$5,420
Cash paid for income taxes	$639	$84

Supplemental disclosure of non-cash financing and investing activities:
Director fees converted to common stock	$—	$240
Issuance of preferred stock in lieu of cash preferred dividends payable	$—	$450
Income taxes receivable included in amounts due from affiliates	$—	$(158)
The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant franchising company that develops, markets and acquires primarily quick-service, fast casual and casual dining restaurant concepts around the world. Organized in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), the Company completed an initial public offering on October 20, 2017 and issued additional shares of common stock representing 20 percent of its ownership. During the fourth quarter of 2020, the Company completed a transaction in which FCCG merged into a wholly owned subsidiary of FAT (the “Merger”) and FAT became the indirect parent company of FCCG.

As of September 26, 2021, the Company owns and franchises fourteen restaurant brands through various wholly owned subsidiaries: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Yalla Mediterranean, Ponderosa and Bonanza Steakhouses. Combined, these brands have approximately 2,000 locations, including units under construction, and more than 200 under development.
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
Liquidity
The Company recognized income from operations of $3.6 million during the thirty-nine weeks ended September 26, 2021 compared to a loss from operations of $7.8 million for the thirty-nine weeks ended September 27, 2020. The Company recognized a net loss of $12.0 million during the thirty-nine weeks ended September 26, 2021 compared to a net loss of $7.2 million during the thirty-nine weeks ended September 27, 2020. A one-time net charge of $6.4 million relating to the refinance of the Company’s debt was included in the net loss for 2021. Net cash used in operations totaled $4.0 million for the thirty-nine weeks ended September 26, 2021 compared to $8.5 million for thirty-nine weeks ended September 27, 2020. As of September 26, 2021, the Company’s total liabilities exceeded total assets by $18.8 million compared to $41.9 million as of December 27, 2020.
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
On April 26, 2021, the Company completed the issuance and sale in a private offering (the “Offering”) of three tranches of fixed rate secured notes. Proceeds of the Offering were used to repay in full its 2020 Securitization Notes as well as fees and expenses related to the Offering, resulting in net proceeds to the Company of approximately $57.0 million (see Note 11).
The Company utilized a portion of the net proceeds from the Offering to repay approximately $12.5 million of indebtedness assumed as a result of the Merger (see Note 11). The Company has successfully completed other subsequent debt and equity transactions which demonstrate its ability to raise capital for acquisitions and working capital. (See Notes 3, 11 and 12)
The change in the Company’s financial position reflects operating improvements as the effects of COVID-19 began to stabilize. In addition to the liquidity provided by the successful completion of the Offering, the Company has experienced improvement in its operating performance subsequent to December 27, 2020 as COVID-19 vaccinations have become more prevalent in the United States and federal, state and local restrictions have eased in many of the markets where its franchisees operate. Management believes that the Company will be in compliance with its debt covenants and has sufficient sources of cash to meet its liquidity needs for the next twelve months.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The operations of Johnny Rockets have been included since its acquisition on September 21, 2020; the operations of FCCG have been included since the merger on December 24, 2020; and the operations of LS GFG Holdings, Inc. (See Note 3) have been included since its acquisition on July 22, 2021. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates its business as one operating and reportable segment.
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
Financial statement reclassification – Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications including measurement period adjustments to the preliminary purchase price allocations relating to the acquisition of Johnny Rockets and the Merger in accordance with ASU 2015-16. During 2021, adjustments were made to provisional amounts reclassifying $1.4 million between goodwill and additional paid in capital on the condensed consolidated balance sheet. These adjustments did not impact the Company’s condensed consolidated statement of operations during the current or prior periods.
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
NOTE 3. MERGERS AND ACQUISITIONS

Acquisition of GFG Holdings Inc.

On July 22, 2021, the Company completed the acquisition of LS GFG Holdings Inc. (“GFG”), for a total purchase price of $444.5 million paid by the Company in the form of $355.2 million in cash, 3,089,245 shares of the Company’s Series B Cumulative Preferred Stock and 1,964,865 shares of the Company’s Common Stock. (the “GFG Acquisition”). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG Sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase 3,089,245 shares of Series B Cumulative Preferred Stock for $67.5 million plus any accrued but unpaid dividends on or before April 22, 2022. (See Note 15)
GFG is a franchisor of five franchised brands. GFG’s brands (Great American Cookies, Marble Slab Creamery, Pretzelmaker, Hot Dog on a Stick and Round Table Pizza) are in the quick service restaurant (QSR) industry. The franchise network, across all of the Company’s brands, consists of approximately 1,450 retail stores in ten countries.

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of GFG was estimated at $444.5 million. This preliminary assessment of fair value of the net assets and liabilities as well as the final purchase price were estimated at closing and are subject to change. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation,” as defined, there are annual limitations on the amount of the NOLs and certain other deductions and credits which are available to the Company (the “Section 382 and 383 Limitations”). The portion of the NOLs and other tax benefits accumulated by GFG prior to the Acquisition are subject to these Section 382 and 382 Limitations. Analysis of these Section 382 and 383 Limitations are ongoing.

The preliminary allocation of the consideration to the net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$8,693
Accounts receivable	7,246
Prepaid and other current assets	3,818
Other intangible assets, net	277,700
Goodwill	176,155
Right of use assets	6,514
Fixed assets	8,380
Other assets	1,229
Accounts payable	(2,408)
Accrued expenses	(10,168)
Accrued Advertising	(3,207)
Deferred income	(869)
Operating lease liability	(8,744)
Deferred tax liability	(18,867)
Other liabilities	(985)
Total net identifiable assets	$444,487

The values of goodwill and other intangible assets were initially considered as of the acquisition date. Descriptions of the Company’s subsequent assessments of impairment of the goodwill and other intangible assets acquired in this acquisition related to COVID-19 are in Note 6 and Note 7.
Merger with Fog Cutter Capital Group Inc.
On December 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FCCG, Fog Cutter Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and Fog Cutter Holdings, LLC, a Delaware limited liability company (“Holdings”).
Pursuant to the Merger Agreement, FCCG agreed to merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”). Upon closing of the Merger on December 24, 2020, the former stockholders of FCCG became direct stockholders of the Company holding, in the aggregate, 9,679,288 shares of the Company’s common stock (the same number of shares of common stock held by FCCG immediately prior to the Merger) and received certain limited registration rights with respect to the shares received in the Merger. As a result of the Merger, FCCG and certain of its wholly owned subsidiaries, Homestyle Dining, LLC, Fog Cap Development LLC, Fog Cap Acceptance Inc. and BC Canyon LLC, became indirect wholly owned subsidiaries of the Company (the “Merged Entities”).
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
The Merger resulted in the following assets and liabilities being included in the condensed consolidated financial statements of the Company as of the Merger date (in thousands):

Prepaid assets	$33
Deferred tax assets	20,402
Other assets	100
Accounts payable	(926)
Accrued expense	(6,973)
Current portion of debt	(12,486)
Litigation reserve	(3,980)
Due to affiliates	(43,653)
Total net identifiable liabilities (net deficit)	$(47,483)
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
The assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of Johnny Rockets was $24.7 million. The allocation of the consideration to the valuation of net tangible and intangible assets acquired is presented in the table below (in thousands):

Cash	$812
Accounts receivable	1,452
Assets held for sale	10,765
Goodwill	258
Other intangible assets	26,900
Deferred tax assets	4,039
Other assets	438
Accounts payable	(1,113)
Accrued expenses	(3,740)
Deferred franchise fees	(4,988)
Operating lease liability	(10,028)
Other liabilities	(65)
Total net identifiable assets	$24,730
The values of goodwill and other intangible assets were initially considered as of the acquisition date. Descriptions of the Company’s subsequent assessments of impairment of the goodwill and other intangible assets acquired in this acquisition related to COVID-19 are in Note 6 and Note 7.

Proforma Information

The table below presents the combined proforma revenue and net loss of the Company and GFG, FCCG and Johnny Rockets (the "Acquired Entities"), for the thirteen and thirty-nine weeks ended September 26, 2021 and September 27, 2020, assuming the acquisition of the Acquired Entities had occurred on December 30, 2019 (the beginning of the Company’s 2020 fiscal year), pursuant to ASC 805-10-50 (in thousands). Actual consolidated results are presented in the proforma information for any period in which an Acquired Entity was actually a consolidated subsidiary of the Company. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of the Acquired Entities occurred on this date nor does it purport to predict the results of operations for future periods.

	Thirteen Weeks Ended September 26, 2021	Thirty-nine Weeks Ended September 26, 2021	Thirteen Weeks Ended September 27, 2020	Thirty-nine Weeks Ended September 27, 2020

Revenue	$36,517	$109,997	$36,563	$113,942
Net loss	$(3,839)	$(8,439)	$(5,550)	$(23,578)

The proforma information above reflects the combination of the Company’s unaudited results as disclosed in the accompanying condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended September 26, 2021 and September 27, 2020, together with the unaudited results of each of the Acquired Entities for the thirteen and thirty-nine weeks ended September 26, 2021 and September 27, 2020, with the following adjustments:

For the acquisition of GFG:

●	Amortization of intangible assets has been adjusted to reflect the preliminary fair value at the assumed acquisition date.
●	The proforma interest expense has been adjusted to exclude actual GFG interest expense incurred prior to the acquisition. All interest-bearing liabilities were paid off at closing.
●	The proforma interest expense has been adjusted to include proforma interest expense that would have been incurred relating to the acquisition financing obtained by the Company.
●	Income tax effect is based on an assumed statutory income tax rate of 26%.

For the merger with FCCG:

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

For the acquisition of Johnny Rockets:

●
The unaudited proforma revenue and net (loss) income present franchise fee revenue and advertising revenue in accordance with ASC 606 in a manner consistent with the Company’s application thereof. As a non-public company, Johnny Rockets had not yet been required to adopt ASC 606.

●	Overhead allocations from the former parent company have been adjusted to the estimated amount the Company would have allocated.
●	Former parent company management fees have been eliminated from the proforma.

●	Amortization of intangible assets has been adjusted to reflect the preliminary fair value at the assumed acquisition date.
●	Depreciation on assets treated as held for sale by the Company has been eliminated.
●	The proforma adjustments include advertising expenses in accordance with ASC 606.
●	The proforma interest expense has been adjusted to exclude actual Johnny Rockets interest expense incurred prior to the acquisition. All interest-bearing liabilities were paid off at closing.
●	The proforma interest expense has been adjusted to include proforma interest expense that would have been incurred relating to the acquisition financing obtained by the Company.
●	Non-recurring gains and losses have been eliminated from the proforma statements.

NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.
The Company meets all of the criteria requiring that acquired assets used in the operation of certain restaurants be classified as held for sale. As a result, the following assets have been classified as held for sale on the accompanying condensed consolidated balance sheets as of September 26, 2021 and December 27, 2020 (in thousands):

	September 26, 2021	December 27, 2020

Property, plant and equipment	$776	$1,352
Operating lease right of use assets	$4,815	$9,479
Total	$5,591	$10,831
Operating lease liabilities related to the assets classified as held for sale in the amount of $4.9 million and $9.9 million have been classified as current liabilities on the accompanying condensed consolidated balance sheets as of September 26, 2021 and December 27, 2020, respectively.
Refranchising gains in the thirty-nine weeks ended September 26, 2021 were comprised of $1.6 million in net gains related to refranchised restaurants, partially offset by $0.9 million of restaurant operating costs, net of food sales. Refranchising losses in the thirty-nine weeks ended September 27, 2020 were comprised of $1.1 million of restaurant operating costs, net of food sales, plus $0.8 million in net losses related to the sale or closure of refranchised restaurants.
Refranchising gains for the thirteen weeks ended September 26, 2021 were comprised of $0.5 million in net gains related to refranchised restaurants, partially offset by $0.2 million of restaurant operating costs, net of food sales. Refranchising losses in the thirteen weeks ended September 27, 2020 were comprised of $0.3 million of restaurant operating costs, net of food sales.
During the thirty-nine weeks ended September 26, 2021, two restaurant locations were sold to two entities which are 49% owned by a subsidiary of the Company. The 51% owners of these entities are not affiliated with the Company. In addition to its significant equity interests in the two restaurants, the Company provides virtually all of the management functions associated with the operation of the businesses. As a result, the assets, liabilities and operating results of the restaurants are included in the Company’s condensed consolidated financial statements, subject to the noncontrolling interests of the non-affiliated investors.
NOTE 5. NOTE RECEIVABLE
The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger in 2019. The Company loaned $2.3 million in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026 . The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances (See Note 11). As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1.9 million, which was net of a discount of $0.4 million. As of September 26, 2021 and December 27, 2020, the balance of the Elevation Note was $1.7 million and $1.8 million, respectively, which were net of discounts of $0.2 million and $0.3 million, respectively. During the thirteen and thirty-nine weeks ended September 26, 2021, the Company recognized $49,000 and $151,000 in interest income on the Elevation Buyer Note, respectively. During the thirteen and thirty-nine weeks ended September 27, 2020, the Company recognized $52,000 and $158,000, respectively, in interest income on the Elevation Buyer Note.
NOTE 6. GOODWILL
Goodwill consisted of the following (in thousands):

	September 26, 2021	December 27, 2020
Goodwill:
Fatburger	$529	$529
Global Franchise Group	176,155	—
Buffalo’s	5,365	5,365
Hurricane	2,772	2,772
Yalla	261	261
Elevation Burger	521	521
Johnny Rockets	258	1,461
Total goodwill	$185,861	$10,909
A review of the carrying value of goodwill as of September 26, 2021 did not result in any impairment charges for the thirty-nine weeks ended as of that date. When considering the available facts, assessments and judgments, as of September 27, 2020, the Company recorded goodwill impairment charges of $1.5 million relating to the Ponderosa and Bonanza brands for the thirty-nine weeks ended as of that date.
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

NOTE 7. OTHER INTANGIBLE ASSETS
Other intangible assets consist of trademarks and franchise agreements that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company or by FCCG prior to FCCG’s contribution of the brands to the Company at the time of the initial public offering (in thousands):

	September 26, 2021	December 27, 2020
Trademarks:
Fatburger	$2,135	$2,135
Global Franchise Group	149,800	—
Buffalo’s	27	27
Hurricane	6,840	6,840
Ponderosa	300	300
Yalla	776	776
Elevation Burger	4,690	4,690
Johnny Rockets	20,300	20,300
Total trademarks	184,868	35,068

Franchise agreements:
Hurricane – cost	4,180	4,180
Hurricane – accumulated amortization	(1,045)	(804)
Global Franchise Group - cost	43,300	—
Global Franchise Group - accumulated amortization	(601)	—
Ponderosa – cost	1,477	1,477
Ponderosa – accumulated amortization	(414)	(337)
Elevation Burger – cost	2,450	2,450
Elevation Burger – accumulated amortization	(1,135)	(761)
Johnny Rockets – cost	6,600	6,600
Johnny Rockets – accumulated amortization	(507)	(162)
Total franchise agreements	54,305	12,643

Customer relationships:
Global Franchise Group - cost	84,600	—
Global Franchise Group - accumulated amortization	(1,085)	—
Total customer relationships	83,515	—

Total Other Intangible Assets	$322,688	$47,711

The Company reviewed the carrying value of its other intangible assets as of September 26, 2021 and September 27, 2020. During the thirty-nine weeks ended September 26, 2021, no impairment charges for other intangible assets were deemed necessary. As a result of these analyses, when considering the available facts, assessments and judgments, during the thirty-nine weeks ended September 27, 2020, the Company recorded goodwill impairment charges of $1.5 million and tradename impairment charges of $2.5 million relating to the Ponderosa, Yalla and Bonanza brands.
Because of the risks and uncertainties related to the COVID-19 pandemic events, the negative effects on the operations of the Company’s franchisees could prove to be worse than currently estimated and result in the need to record additional other intangible asset impairment charges in future periods.

The expected future amortization of the Company’s franchise agreements and customer relationships as of September 26, 2021 is as follows (in thousands):

Fiscal year:
Remaining 2021	$2,909
2022	11,638
2023	11,638
2024	11,333
2025	11,139
Thereafter	89,163
Total	$137,820
NOTE 8. DEFERRED INCOME
Deferred income was as follows (in thousands):

	September 26, 2021	December 27, 2020

Deferred franchise fees	$12,328	$10,003
Deferred royalties	160	291
Deferred vendor incentives	611	692
Total	$13,099	$10,986
NOTE 9. INCOME TAXES
The following table presents the Company’s benefit for income taxes (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Benefit for income taxes	$(1,183)	$(19)	$(3,303)	$(1,405)
Effective tax rate	24.6%	3.2%	21.6%	16.3%
The difference between the statutory tax rate of 21% and the effective tax rate in the thirty-nine weeks ended September 26, 2021 was primarily due to the impact of state income taxes.
The Company's net deferred income tax asset decreased $15.5 million during the thirty-nine weeks ended September 26, 2021 primarily due to the acquisition and consolidation of GFG. The preliminary assessment of the fair value of the net assets and liabilities acquired in the GFG transaction included a net deferred tax liability of $18.9 million. This preliminary assessment of fair value of the net assets and liabilities of GFG was estimated at closing and is subject to change (See Note 3).
NOTE 10. LEASES
As of September 26, 2021, the Company has forty-seven operating leases for corporate offices, thirty-six Company owned stores and for certain restaurant properties that are in the process of being refranchised. The leases have remaining terms ranging from 0.5 to 7.7 years. The Company recognized lease expense of $1.4 million and $0.4 million for the thirteen weeks ended September 26, 2021 and September 27, 2020, respectively. For the thirty-nine weeks ended September 26, 2021 and September 27, 2020, the Company recognized lease expense of $2.8 million and $1.1 million, respectively. The weighted average remaining lease term of the operating leases as of September 26, 2021 was 4.8 years.

Operating lease right of use assets and operating lease liabilities relating to the operating leases are as follows (in thousands):

	September 26, 2021	December 27, 2020

Right of use assets	$17,419	$13,948
Lease liabilities	$20,548	$14,651
The weighted average discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 9.3% in each case, which was based on the Company’s incremental borrowing rate at the time the lease was acquired.
The contractual future maturities of the Company’s operating lease liabilities as of September 26, 2021, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2021	$3,943
2022	5,119
2023	4,212
2024	3,975
2025	3,262
Thereafter	3,901
Total lease payments	24,412
Less imputed interest	3,864
Total	$20,548

The current portion of the operating lease liability as of September 26, 2021 was $4.8 million.
Supplemental cash flow information for the thirty-nine weeks ended September 26, 2021 related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$2,282
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$—
NOTE 11. DEBT
2021 GFG Royalty Securitization
In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC (“GFG Royalty”), a special purpose, wholly-owned subsidiary of the Company, completed the issuance and sale in a private offering (the “GFG Offering”)

of three tranches of fixed rate senior secured notes (the "GFG Securitization Notes"). The GFG Securitization Notes were issued in a securitization transaction and had the following terms:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
7/22/2021	A-2	Senior	$209,000,000	6.00%	2.01	6	7/25/2023	7/25/2051
7/22/2021	B-2	Senior Subordinated	$84,000,000	7.00%	2.01	6	7/25/2023	7/25/2051
7/22/2021	M-2	Subordinated	$57,000,000	9.50%	2.01	6	7/25/2023	7/25/2051
Net proceeds from the issuance of the GFG Securitization Notes totaled $338.9 million, which consisted of the combined face amount of $350.0 million, net of debt offering costs of $6.0 million and original issue discount of $5.1 million. Substantially all of the proceeds were used to acquire GFG.
As of September 26, 2021, the carrying value of the GFG Securitization Notes was $339.3 million (net of debt offering costs of $5.8 million and original issue discount of $4.9 million). The Company recognized interest expense on the GFG Securitization Notes of $4.6 million for the thirteen and thirty-nine weeks ended September 26, 2021, which includes $0.2 million for amortization of debt offering costs and $0.2 million for amortization of the original issue discount. The average annualized effective interest rate of the GFG Securitization Notes, including the amortization of debt offering costs and original issue discount, was 7.5% for the time the debt was outstanding during the thirty-nine weeks ended September 26, 2021.
The GFG Securitization Notes require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023 additional interest equal to 1.0% per annum will accrue on each tranche. The material terms of the GFG Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of September 26, 2021, the Company was in compliance with these covenants.
Immediately following the closing of the acquisition of GFG, the Company contributed the franchising subsidiaries of GFG to GFG Royalty, pursuant to a Contribution Agreement. The GFG Securitization Notes are generally secured by a security interest in substantially all the assets of GFG Royalty and its subsidiaries.
2021 FB Royalty Securitization
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes (collectively, the “2021 Securitization Notes”) as follows:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
4/26/2021	A-2	Senior	$97,104,000	4.75%	2.25	6	7/25/2023	4/25/2051
4/26/2021	B-2	Senior Subordinated	$32,368,000	8.00%	2.25	6	7/25/2023	4/25/2051
4/26/2021	M-2	Subordinated	$15,000,000	9.00%	2.25	6	7/25/2023	4/25/2051
Net proceeds from the issuance of the 2021 Securitization Notes totaled $140.8 million, which consisted of the combined face amount of $144.5 million, net of debt offering costs of $3.0 million and original issue discount of $0.7 million. As of September 26, 2021, the carrying value of the 2021 Securitization Notes was $141.1 million (net of debt offering costs of $2.7 million and original issue discount of $0.7 million). The Company recognized interest expense on the 2021 Securitization Notes of $2.3 million and $3.9 million for the thirteen and thirty-nine weeks ended September 26, 2021, respectively, which includes $0.1 million and $0.2 million for amortization of debt offering costs, respectively, and $35,000 and $69,000 for amortization of the original issue discount, respectively. The average annualized effective interest rate of the 2021 Securitization Notes, including the amortization of debt offering costs and original issue discount, was 6.6% for the time the debt was outstanding during the thirty-nine weeks ended September 26, 2021.
The 2021 Securitization Notes require that the principal (if any) and interest obligations be segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023 additional interest equal to 1.0% per annum will accrue on each tranche. The material terms of the 2021 Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of September 26, 2021, the Company was in compliance with these covenants.
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
The payoff amount totaled $83.7 million, which included principal of $80.0 million, accrued interest of $2.2 million and prepayment premiums of $1.5 million. FB Royalty recognized a loss on extinguishment of debt of $7.8 million in connection with the refinance.
The Company recognized interest expense on the 2020 Securitization Notes of $0 and $0.9 million for the thirteen weeks ended September 26, 2021 and September 27, 2020, respectively. The Company recognized interest expense related to the 2020 Securitization Notes of $2.6 million and $2.1 million for the thirty-nine weeks ended September 26, 2021 and September 27, 2020, respectively.
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
As of September 26, 2021, the carrying value of the Elevation Note was $5.8 million (net of the loan discount of $0.7 million and debt offering costs of $48,000). As of December 27, 2020, the carrying value of the Elevation Note was $5.9 million (net of the loan discount of $0.9 million and debt offering costs of $56,000). The Company recognized interest expense relating to the Elevation Note during the thirteen and thirty-nine weeks ended September 26, 2021 in the amount of $165,000 and $504,000, respectively, which included amortization of the loan discount of $62,000 and $192,000, and amortization of $3,000 and $8,000 in debt offering costs, respectively. The Company recognized interest expense relating to the Elevation Note during the thirteen and thirty-nine weeks ended September 27, 2020 in the amount of $153,000 and $517,000, respectively, which included amortization of the loan discount of $69,000 and $210,000, and amortization of $3,000 and $8,000 in debt offering costs, respectively.
The annualized effective interest rate for the Elevation Note during the thirty-nine weeks ended September 26, 2021 was 11.4%.

The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all senior indebtedness of the Company.
Assumed Debt from Merger
In connection with the Merger, certain debts of FCCG totaling $12.5 million (the “FCCG Debt”) were assumed by Fog Cutter Acquisition LLC.
During June 2021, the FCCG Debt was paid in full in the amount of $12.5 million, including accrued interest. The Company recognized interest expense relating to the FCCG Debt of $241,000 during the thirty-nine weeks ended September 26, 2021.
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
At inception, the PPP Loans and EIDL Loans related to FAT Brands Inc. and five restaurant locations that were part of the Company’s refranchising program. As of December 27, 2020, the balance remaining on the PPP Loans and EIDL Loans had been reduced to $1.2 million due to the closure or refranchising of the five restaurant locations during the second and third quarters of 2020. During the thirty-nine weeks ended September 26, 2021, the Company received confirmation that the entire balance remaining on the PPP Loans, plus accrued interest, had been forgiven under the terms of the program. The Company recognized interest expense of $4,000 and a gain on extinguishment of debt in the amount of $1.2 million relating to the PPP Loans and EIDL Loans during the thirty-nine weeks ended September 26, 2021.
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
In addition to the shares issued in the Offering, the Company concurrently engaged in the following transactions:
•The holders of the outstanding 57,140 shares of Original Series B Preferred became subject to the new terms of the Certificate of Designation and received an additional 3,537 shares of Series B Preferred stock in payment of previously accrued dividends.
•The Company entered into an agreement to exchange 15,000 shares of Series A Fixed Rate Cumulative Preferred Stock owned by FCCG, including accrued dividends thereon, for 74,449 shares of Series B Preferred Stock.
•The Company exchanged all of the outstanding shares of Series A-1 Fixed Rate Cumulative Preferred Stock for 168,001 shares of Series B Preferred Stock.
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

On July 22, 2021, the Company completed the acquisition of GFG, for a total purchase price of $444.5 million. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Preferred Stock (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before April 22, 2022. As a result of the effect of the put/call agreement, which may require the Company to pay the counterparty in cash, which may require the Company to pay the counterparty in cash, the GFG Preferred Stock Consideration has been classified as redeemable preferred stock on the Company's condensed consolidated balance sheet. (See Note 15)

On August 25, 2021, the Company redeemed 80,000 outstanding Series A Preferred Stock, with a redemption value of $8.0 million, plus accrued dividends thereon in the amount of $1.6 million, held by Trojan Investments, LLC in exchange for 478,199 shares of Series B Preferred Stock valued at $20 per share. The Company recognized a loss on extinguishment of debt in the amount of $13,000 resulting from the redemption of the Series A Preferred Stock.
As of September 26, 2021, the Series B Preferred Stock consisted of 1,643,272 shares outstanding with a book value of $37.9 million and 3,089,245 redeemable shares outstanding with a book value of $66.8 million. The Company paid preferred dividends to the holders of the Series B Preferred Stock totaling $0.9 million and $2.1 million during the thirteen and thirty-nine weeks ended September 26, 2021.
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

The Company classified the Series A Preferred Stock as debt in the condensed consolidated balance sheets.
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

2.
The Company redeemed 5,000 outstanding shares of Series A Preferred Stock held by Ridgewood Select Value Fund LP and its affiliate, plus accrued dividends thereon, at face value for cash from the proceeds of the Offering.

3.	The Company exchanged 15,000 outstanding shares of Series A Preferred Stock, plus accrued dividends thereon, held by FCCG at face value for shares of Series B Preferred Stock.
On August 25, 2021, the Company redeemed the remaining 80,000 outstanding Series A Preferred Stock, with a redemption value of $8.0 million, plus accrued dividends thereon in the amount of $1.6 million, held by Trojan Investments, LLC in exchange for 478,199 shares of Series B Preferred Stock valued at $20 per share. The Company recognized a loss on extinguishment of debt in the amount of $13,000 resulting from the redemption of the Series A Preferred Stock.
As of September 26, 2021, there were no remaining shares of Series A Preferred Stock outstanding. The Company recognized interest expense on the Series A Preferred Stock of $0.2 million and $0.4 million for the thirteen weeks ended September 26, 2021 and September 27, 2020, respectively. The Company recognized interest expense on the Series A Preferred Stock of $0.7 million and $1.1 million for the thirty-nine weeks ended September 26, 2021 and September 27, 2020.
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

As described above, on July 13, 2020, the Company entered into agreements with each of the holders of the Series A Preferred Stock regarding the redemption of their shares. Holders of 85,000 of the outstanding shares agreed to a full redemption in periodic cash payments. FCCG, the holder of the remaining 15,000 outstanding shares, agreed to redeem its Series A Preferred Stock in exchange for newly issued Series B Preferred Stock of the Company. As a result of these agreements, the Conversion Option was terminated for all holders as of July 13, 2020. Immediately prior to the termination, the fair value of the Conversion Option was determined to be $1.5 million and resulted in the recognition of $0.9 million in income from the decrease in the value of the derivative liability. With the termination of the Conversion Option, the $1.5 million remaining balance in derivative liability was written off with an offsetting credit to Additional Paid-in Capital.
NOTE 13. ACQUISITION PURCHASE PRICE PAYABLE
On June 21, 2021, the Company settled in full, the acquisition purchase price payable relating to the acquisition of Yalla Mediterranean. At the time of the settlement, the payable had a book value of $2.1 million.The Company paid cash of $1.1 million and agreed to issue 62,500 shares of its common stock, with a market value of $0.8 million ($13.05 per share) in satisfaction of the obligation. The Company recognized a gain on the extinguishment of the debt in the amount of $0.2 million during the thirty-nine weeks ended September 26, 2021.
NOTE 14. RELATED PARTY TRANSACTIONS
During the thirty-nine weeks ended September 26, 2021, there were no reportable related party transactions. For the thirty-nine weeks ended September 27, 2020, the Company reported the following:

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

During the thirty-nine weeks ended September 27, 2020, the Company recorded receivables from FCCG in the amount of $158,000 under the Tax Sharing Agreement, which was added to the intercompany receivable.

NOTE 15. REDEEMABLE PREFERRED STOCK

In satisfaction of a portion of the purchase price in connection with the acquisition of GFG, the Company issued 3,089,245 shares of its Series B Preferred Stock (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase in cash, the GFG Preferred Stock Consideration for $67.5 million, plus any accrued but unpaid dividends, on or before April 22, 2022. The parties valued the GFG Preferred Stock Consideration and the put/call agreement at $67.5 million and the Company has classified them as redeemable preferred stock in its condensed consolidated balance sheets.

As of September 26, 2021, the carrying value of the redeemable preferred stock was $66.8 million. The Company declared dividends in the amount of $0.7 million relating to the GFG Preferred Stock Consideration for the thirteen and thirty-nine weeks ended September 26, 2021.
NOTE 16. STOCKHOLDERS’ EQUITY

On August 16, 2021, the Company filed its Second Amended and Restated Certificate of Incorporation (the “Amended Certificate”) with the Secretary of State of the State of Delaware, which among other things, (i) authorized 50,000,000 shares of Class A Common Stock and 1,600,000 shares of Class B Common Stock, and (ii) reclassified the Company’s outstanding shares of Common Stock as Class A Common Stock as of such date (the "Recapitalization"). Prior to the Recapitalization, the Company’s authorized common shares totaled 25,000,000 in a single class.

The terms of the Amended Certificate require equal or better treatment for the Class A Common Stock to the Class B Common Stock in transactions such as distributions, mergers, dissolution or recapitalization. Generally, each holder of shares of Class A Common Stock shall be entitled to one vote for each share of Class A Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Corporation, while each holder of shares of Class B Common Stock shall be entitled to two thousand votes for each share of Class B Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Corporation. The foregoing is qualified in its entirety by reference to the full text of the Amended Certificate, which is filed as Exhibit 3.1 on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2021 and incorporated by reference herein.

On October 15, 2021, the Board of Directors of the Company approved an amendment and restatement (the “Amendment”) of the Company’s Bylaws, effective as of the same date. The Amendment revised the stockholder voting provisions of the Bylaws to reflect the dual class common stock structure adopted by the Company in August 2021. In addition, the Amendment revised the provisions in the Bylaws for stockholder voting by written consent and the procedure for fixing the size of the Board of Directors and made certain other conforming changes.
As of September 26, 2021 and December 27, 2020, the total number of authorized shares of common stock was 51,600,000 and 25,000,000, respectively. There were 15,013,001 shares of Class A common stock and 1,270,683 shares of Class B common stock outstanding at September 26, 2021 and 11,926,264 shares of Class A common stock issued and outstanding at December 27, 2020.
Below are the changes to the Company’s common stock during the thirty-nine weeks ended September 26, 2021:

●
Upon the effective date of the Recapitalization, each share of Common Stock outstanding as of June 29, 2021 was reclassified as Class A Common Stock, and on August 23, 2021, the Company distributed a dividend of 0.10 shares of Class B Common Stock for each outstanding share to holders of Class A Common Stock. This resulted in the issuance of 1,270,683 shares of Class B Common Stock.

●
Warrants to purchase 464,643 shares of common stock were exercised during the thirty-nine weeks ended September 26, 2021. The proceeds to the Company from the exercise of the warrants totaled $2.2 million.

●
Between April 6, 2021 and May 18, 2021, the Company granted 300,000 restricted shares of common stock to certain senior executives of the Company. The shares vest over three years in equal installments at the anniversary date of grant. The value of the restricted stock grant was $2.8 million and will be amortized as compensation expense over the vesting period.

●
On June 21, 2021, the Company entered into an agreement to issue 62,500 shares of common stock with a market value of 0.8 million in partial payment of the acquisition purchase price payable relating to the acquisition of Yalla Mediterranean (See Note 13).

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

●	On July 22, 2021, the Company completed the acquisition of GFG and issued 1,964,865 shares of the Company’s Common Stock with a value of $21.8 million.

●
On August 24, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on September 15, 2021 to stockholders of record as of September 6, 2021, for a total of $2.1 million.

NOTE 17. SHARE-BASED COMPENSATION
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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of September 26, 2021, there were 658,605 stock options outstanding with a weighted average exercise price of $7.47 per share (adjusted for the effect of the Class B common stock dividend (See Note 16)).
During the thirty-nine weeks ended September 26, 2021 the Company granted a total of 300,000 shares of its common stock to three employees (the “Grant Shares”). The Grant Shares vest one-third each year on the anniversary date of the grant. The grantees are entitled to any common dividends relating to the Grant Shares during the vesting period. The Grant Shares were valued at $2.8 million as of the date of grant. The related compensation expense will be recognized over the vesting period.

The Company recognized share-based compensation expense in the amount of $0.3 million and $45,000, during the thirteen weeks ended September 26, 2021 and September 27, 2020, respectively. The Company recognized share-based compensation expense in the amount of $0.5 million and $0.1 million, during the thirty-nine weeks ended September 26, 2021 and September 27, 2020, respectively. As of September 26, 2021, there remains $2.4 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.
NOTE 18. WARRANTS
The Company’s warrant activity for the thirty-nine weeks ended September 26, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 27, 2020	2,273,533	$4.60	3.5
Grants	8,184	$3.88	3.8
Exercised	(475,853)	$3.88	3.7
Cancelled	(2,849)	$3.88	3.8
Warrants outstanding at September 26, 2021	1,803,015	$4.76	3.5
Warrants exercisable at September 26, 2021	1,803,015	$4.76	3.5

(1)	Pricing adjusted for dividends and Class B stock dividend.
During the thirty-nine weeks ended September 26, 2021, 475,853 warrants were exercised in exchange for 464,643 shares of common stock with net proceeds to the Company of $2.2 million.
NOTE 19. DIVIDENDS ON COMMON STOCK
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
On August 24, 2021, the Board of Directors declared a cash dividend of 0.13 per share of common stock, payable on September 15, 2021 to stockholders of record as of September 6, 2021, for a total of $2.1 million.
NOTE 20. COMMITMENTS AND CONTINGENCIES
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
NOTE 21. GEOGRAPHIC INFORMATION AND MAJOR FRANCHISEES
Revenue by geographic area was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
United States	$26,264	$3,500	$37,411	$9,773
Other countries	3,497	589	7,282	1,846
Total revenue	$29,761	$4,089	$44,693	$11,619
Revenue is shown based on the geographic location of our franchisees’ restaurants. All assets are located in the United States.
During the thirty-nine weeks ended September 26, 2021 and September 27, 2020, no individual franchisee accounted for more than 10% of the Company’s revenue.
NOTE 22. SUBSEQUENT EVENTS
Management has evaluated all events and transactions that occurred subsequent to September 26, 2021 through the date of issuance of these condensed consolidated financial statements. During this period, the Company did not have any significant subsequent events, except as follows:

Acquisition of Twin Peaks

On October 1, 2021, the Company completed the acquisition of Twin Peaks Buyer, LLC (“Twin Peaks”) from Twin Peaks Holdings, LLC (the “Seller”). Twin Peaks is the franchisor and operator of a chain of sports lodge themed restaurants. The purchase price totaled $300.0 million, comprised of $222.1 million in cash, a note payable in the amount of $10.4 million and 2,847,393 shares of the Company’s Series B Cumulative Preferred Stock (the "Preferred Stock Consideration") valued at $67.5 million. The final purchase price is subject to certain customary adjustments, including with respect to working capital, to be finalized no later than 90 days after closing.

The Company agreed to register the Preferred Stock Consideration for resale and maintain the effectiveness of the registration for up to six years. The Seller has agreed to a lock-up period with respect to the Preferred Stock Consideration, during which time the Seller may not offer, sell or transfer any interest in such shares. The lock-up provisions restrict sales until March 31, 2022 for 1,793,858 shares (the “Initial Put/Call Shares”) and September 30, 2022 for the remaining 1,053,535 shares (the “Secondary Put/Call Shares”), subject to certain exceptions set forth in the Put/Call Agreement (as defined below).

On October 1, 2021, the Company and the Seller entered into a Put/Call Agreement (the “Put/Call Agreement”) pursuant to which the Company was granted the right to call from the Seller, and the Seller was granted the right to put to the Company, the Initial Put/Call Shares at any time until March 31, 2022 for a cash payment of $42.5 million, and the Secondary Put/Call Shares at any time until September 30, 2022 for a cash payment of $25.0 million, plus any accrued but unpaid dividends on such shares. If the Company does not deliver the applicable cash proceeds to the Seller when due, the amounts then due will accrue interest at the rate of 10.0% per annum. On October 7, 2021, the Company received a put notice on the Initial Put/Call Shares and the Secondary Put/Call Shares.
2021 Twin Peaks Securitization
In connection with the acquisition of Twin Peaks on October 1, 2021, FAT Brands Twin Peaks I, LLC (“FB Twin Peaks”), a special purpose, wholly-owned subsidiary of the Company, completed the issuance and sale in a private offering (the “Twin Peaks Offering”) of three tranches of fixed rate senior secured notes (the Twin Peaks Securitization Notes") and have the following terms:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
10/1/2021	A-2	Senior	$150,000,000	7.00%	1.82	6	7/25/2023	7/25/2051
10/1/2021	B-2	Senior Subordinated	$50,000,000	9.00%	1.82	6	7/25/2023	7/25/2051
10/1/2021	M-2	Subordinated	$50,000,000	10.00%	1.82	6	7/25/2023	7/25/2051
The Twin Peaks Securitization Notes were issued in a securitization transaction in which substantially all of the franchising and operating assets of Twin Peaks are pledged as collateral to secure the Twin Peak Notes.
Acquisition of Fazoli's
On November 1, 2021, the Company entered into a merger agreement with Fazoli Holdings, LLC ("Fazoli's"), pursuant to which the Company agreed to acquire Fazoli's, a quick-service Italian chain, for $130.0 million, payable by the Company in cash at the closing, which is expected to occur on or about December 15, 2021.
Issuance of Series B Preferred Stock
On November 1, 2021, the Company closed an underwritten offering of 1.0 million shares of 8.25% Series B Cumulative Preferred Stock in an underwritten offering. The net proceeds to the Company totaled $16.5 million (net of $1.5 million in underwriting discounts and other offering expenses).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirty-nine weeks ended September 26, 2021 and September 27, 2020, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 29, 2021 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
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

As of September 26, 2021, the Company owns 14 restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Yalla Mediterranean, Ponderosa and Bonanza Steakhouses. Combined, these brands franchise approximately 2,000 restaurant locations, including units under construction.
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

Results of Operations of FAT Brands Inc.
The following table summarize key components of our condensed consolidated results of operations for the thirteen and thirty-nine weeks ended September 26, 2021 and September 27, 2020.
(In thousands)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Statements of operations data:

Revenue
Royalties	$13,742	$3,156	$24,800	$8,678
Franchise fees	1,087	122	2,109	571
Advertising fees	5,483	803	8,043	2,347
Restaurant sales	3,879	—	4,113	—
Factory revenue	5,480	—	5,480	—
Management fees and other income	90	8	148	23
Total revenue	29,761	4,089	44,693	11,619

Costs and expenses
General and administrative expense	12,966	2,990	23,375	10,626
Restaurant operating expenses	3,660	—	3,904	—
Factory operating expenses	3,473	—	3,473	—
Impairment of assets	—	753	—	3,927
Refranchising (gain) loss	(250)	325	(679)	1,869
Acquisition costs	2,053	503	2,985	633
Advertising expense	5,483	814	8,043	2,358
Total costs and expenses	27,385	5,385	41,101	19,413

Income (loss) from operations	2,376	(1,296)	3,592	(7,794)

Total other (expense) income, net	(7,194)	709	(18,893)	(800)

Loss before income tax expense	(4,818)	(587)	(15,301)	(8,594)

Income tax benefit	(1,183)	(19)	(3,303)	(1,405)

Net loss	(3,635)	(568)	(11,998)	(7,189)
Less: Net loss attributable to noncontrolling interest	(14)	—	(19)	—
Net loss attributable to FAT Brands Inc.	$(3,621)	$(568)	$(11,979)	$(7,189)
For the thirty-nine weeks ended September 26, 2021 and September 27, 2020:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $33.1 million, or 285%, in the first three quarters of 2021, to $44.7 million compared to $11.6 million in the same period of 2020. The increase reflects revenue from Johnny Rockets, which was acquired during the third quarter of

2020; revenue from the acquisition of GFG, which occurred in July 2021; and the continuing recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.
Costs and Expenses – Costs and expenses consist of general and administrative costs, restaurant operating expenses, factory operating expenses, impairment charges, refranchising restaurant net gains or losses, and advertising expense. Costs and expenses increased $21.7 million, or 112%, in the first three quarters of 2021 to $41.1 million compared to the same period in the prior year.
General and administrative expenses increased $12.7 million, or 120%, in the first three quarters of 2021 compared to the same period in the prior year, primarily due to the acquisition of GFG during the third quarter and increased professional fees.
Advertising expenses increased $5.7 million, or 241%, in the first three quarters of 2021 compared to the prior year. These expenses vary in relation to the advertising revenue and reflect the addition of advertising expenses from GFG and Johnny Rockets and the increase in customer activity as the recovery from COVID continues.
Acquisition costs during the first three quarters of 2021 totaled $3.0 million, primarily representing costs incurred for the acquisition of GFG, which closed during the third quarter, and Twin Peaks, which closed during the fourth quarter.
We recorded non-cash goodwill and tradename impairment charges of $3.9 million during the first three quarters of 2020. There were no impairment charges recorded during the comparable period of 2021.
Refranchising gains in the first three quarters of 2021 were comprised of $1.6 million in net gains related to the sale of refranchised restaurants, partially offset by restaurant operating costs, net of food sales, of $0.9 million. Refranchising losses in the first three quarters of 2020 were comprised of restaurant operating costs, net of food sales, of $1.1 million, plus $0.8 million in net losses related to the sale or closure of refranchised restaurants.
Other (Expense) Income – Other expense for the first three quarters of 2021 was $18.9 million and consisted primarily of $12.7 million in net interest expense and a $6.4 million net loss on the extinguishment of debt. Other expense for the first three quarters of 2020 was $0.8 million and consisted primarily of $3.3 million of net interest expense, partially offset by a $1.7 million gain on the adjustment of contingent acquisition consideration payable.
Income Tax Benefit – The effective rate was 21.6% for the first three quarters of 2021 compared to 16.3% for the comparable period in 2020.
For the thirteen weeks ended September 26, 2021 and September 27, 2020:
Revenue – Total revenue increased $25.7 million, or 628%, in the third quarter of 2021, to $29.8 million compared to $4.1 million in the same period of 2020. The increase reflects revenue from Johnny Rockets, which was acquired during the third quarter of 2020; revenue from the acquisition of GFG, which occurred in July 2021; and the continuing recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.
Costs and Expenses – Costs and expenses increased $22.0 million, or 409%, to $27.4 million in the third quarter of 2021 compared to the prior year period.
General and administrative expenses increased $10.0 million, or 334%, in the third quarter of 2021 compared to the prior year period, primarily due to the acquisition of GFG during the third quarter and increased professional fees.
Advertising expenses increased $4.7 million, or 574%, in the third quarter of 2021 compared to the prior year. These expenses vary in relation to the advertising revenue and reflect the addition of advertising expenses from GFG and Johnny Rockets and the increase in customer activity as the recovery from COVID continues.
Acquisition costs during the third quarter of 2021 totaled $2.1 million, primarily representing costs incurred for the acquisition of GFG, which closed during the third quarter, and Twin Peaks, which closed during the fourth quarter.
We recorded non-cash tradename impairment charges of $0.8 million during the third quarter of 2020. There were no impairment charges recorded during the third quarter of 2021.

Refranchising gains in the third quarter of 2021 were comprised of $0.5 million in net gains related to the sale of refranchised restaurants, partially offset by restaurant operating costs, net of food sales, of $0.2 million. Refranchising losses in the third quarter of 2020 were comprised of restaurant operating costs, net of food sales in the amount of $0.3 million.
Other (Expense) Income – Other expense for the third quarter of 2021 was $7.2 million and consisted primarily of interest expense of $7.2 million. Other income for the third quarter of 2020 was $0.7 million and consisted primarily of a $1.7 million gain on the adjustment of contingent acquisition consideration payable; partially offset by net interest expense of $0.4 million and a $0.4 million change in fair value of the derivative liability relating to the conversion feature of the Series A Preferred Stock.
Income Tax Benefit – The effective tax rate was 24.6% for the third quarter of 2021 compared to 3.2% for the comparable period in 2020.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the thirty-nine weeks ended September 26, 2021 consisted of net proceeds from financing activities.
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
On April 26, 2021, we completed the issuance and sale in a private offering (the “Offering”) of three tranches of fixed rate secured notes. Proceeds of the Offering were used to repay in full its 2020 Securitization Notes as well as fees and expenses related to the Offering, resulting in net proceeds to the Company of approximately $57 million. We have completed similar financings relating to the acquisition of Global Franchise Group and Twin Peaks.
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
Comparison of Cash Flows
Our cash and restricted cash balance was $43.5 million as of September 26, 2021, compared to $7.2 million as of December 27, 2020.

The following table summarize key components of our condensed consolidated cash flows for the thirty-nine weeks ended September 26, 2021 and September 27, 2020:
For the Thirty-nine Weeks Ended
(In thousands)

	September 26, 2021	September 27, 2020

Net cash used in operating activities	$(4,006)	$(8,506)
Net cash provided by (used in) investing activities	$(346,150)	$(33,124)
Net cash provided by financing activities	$386,473	$55,873
Increase in cash flows	$36,317	$14,243
Operating Activities
Net cash used in operating activities decreased $4.5 million in the first three quarters of 2021 compared to 2020. There were variations in the components of the cash from operations between the two periods. Our net loss in 2021 was $12.0 million compared to $7.2 million in 2020. The net positive adjustments to reconcile these net losses to net cash used in operations were $8.0 million in 2021 compared to a negative adjustment of $1.3 million in 2020. The primary components of the adjustments to reconcile the net loss to net cash used in operations for each year were as follows:
For the first three quarters of 2021:
•A positive adjustment to reconcile cash used in operations due to a net loss on extinguishment of debt in the amount of $4.9 million,
•A negative adjustment to reconcile cash used in operations due to an increase in deferred income taxes of $3.4 million,
•A negative adjustment to reconcile cash used in operations due to a decrease in accrued expense of $3.7 million,
•A positive adjustment to reconcile cash used in operations due to an increase in interest payable in the amount of $3.8 million and
•A negative adjustment to reconcile cash used in operations due to an increase in accounts receivable of $3.0 million.
For the first three quarters of 2020:
•A positive adjustment to reconcile cash used in operations due to non-cash impairment charges in the amount of $3.9 million,
•A negative adjustment to reconcile cash used in operations due to an increase in accrued interest receivable from affiliates in the amount of $2.6 million,
•A positive adjustment to reconcile cash used in operations due to a provision for bad debt in the amount of $0.9 million,
•A negative adjustment to reconcile cash used in operations due to a gain on the recalculation of contingent consideration payable on an acquisition in the amount of $1.7 million and
•A negative adjustment to reconcile cash used in operations due to an increase in deferred tax assets of $1.6 million.
Investing Activities
Net cash used in investing activities was $346.2 million year to date in 2021, compared to net cash used in investing activities of $33.1 million in the comparable period of 2020. This was primarily due to the acquisition of GFG.

Financing Activities
Net cash from financing activities was $386.5 million year to date in 2021, primarily as a result of the two securitization transactions and a preferred stock offering we completed in the first three quarters of 2021.
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
On August 24, 2021, the Board of Directors declared a cash dividend of 0.13 per share of common stock, payable on September 15, 2021 to stockholders of record as of September 6, 2021, for a total of $2.1 million.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.
2021 GFG Royalty Securitization
In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC (“GFG Royalty”), a special purpose, wholly-owned subsidiary of the Company, completed the issuance and sale in a private offering (the “GFG Offering”) of three tranches of fixed rate senior secured notes (the "GFG Securitization Notes"). The GFG Securitization Notes were issued in a securitization transaction and had the following terms:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
7/22/2021	A-2	Senior	$209,000,000	6.00%	2.01	6	7/25/2023	7/25/2051
7/22/2021	B-2	Senior Subordinated	$84,000,000	7.00%	2.01	6	7/25/2023	7/25/2051
7/22/2021	M-2	Subordinated	$57,000,000	9.50%	2.01	6	7/25/2023	7/25/2051
Net proceeds from the issuance of the GFG Securitization Notes totaled $338.9 million, which consisted of the combined face amount of $350.0 million, net of debt offering costs of $6.0 million and original issue discount of $5.1 million. Substantially all of the proceeds were used to acquire GFG.
The GFG Securitization Notes require that the principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023 additional interest equal to 1.0% per annum will accrue on each tranche. The material terms of the GFG Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of September 26, 2021, we were in compliance with these covenants.
The GFG Securitization Notes are generally secured by a security interest in substantially all the assets of GFG Royalty and its subsidiaries.

2021 FB Royalty Securitization
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes (collectively, the “2021 Securitization Notes”) as follows:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
4/26/2021	A-2	Senior	$97,104,000	4.75%	2.25	6	7/25/2023	4/25/2051
4/26/2021	B-2	Senior Subordinated	$32,368,000	8.00%	2.25	6	7/25/2023	4/25/2051
4/26/2021	M-2	Subordinated	$15,000,000	9.00%	2.25	6	7/25/2023	4/25/2051
Net proceeds from the issuance of the 2021 Securitization Notes totaled $140.8 million, which consisted of the combined face amount of $144.5 million, net of debt offering costs of $3.0 million and original issue discount of $0.7 million.
The 2021 Securitization Notes require that the principal and interest obligations have first priority and amounts are segregated weekly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of weekly cash flow that exceeds the required weekly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023, additional interest equal to 1.0% per annum will accrue on each tranche. The material terms of the 2021 Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of September 26, 2021, we were in compliance with these covenants.
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
Capital Expenditures
As of September 26, 2021, we do not have any material commitments for capital expenditures.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 27, 2020. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 27, 2020

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 26, 2021, have concluded that, in regard to the segregation of duties and the financial close process, our disclosure controls and procedures were not effective.
Recognizing these deficiencies, we are continuing to review our compensating controls and implement additional procedures in our efforts to remediate the above-mentioned weaknesses as well as identifying additional financial accounting staff and third-party consultants to help remedy the weaknesses outlined above.
Changes in internal control over financial reporting
There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirty-nine weeks ended September 26, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2021, the Company completed the acquisition of GFG and, as part of the purchase consideration, issued to the sellers 1,964,865 shares of Common Stock, which shares were reclassified as Class A Common Stock effective August 16, 2021, and 3,089,245 shares of Series B Cumulative Preferred Stock. On August 23, 2021, the Company issued another 294,729 shares of Class A Common Stock to the sellers in satisfaction of the Company’s obligations under the purchase agreement for GFG. All issuances of such securities were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder and Rule 506 promulgated under Regulation D thereunder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated June 26, 2021, by and among FAT Brands Inc., LS GFG Holdings Inc., and LS Global Franchise L.P.	8-K	2.1	06/28/2021
2.2	Unit Purchase Agreement, dated August 31, 2021, by and among FAT Brands Inc., Twin Peaks Holdings, LLC, and Twin Peaks Buyer, LLC	8-K	2.1	09/02/2021
3.1	Second Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 16, 2021	8-K	3.1	08/19/2021
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 24, 2021	8-K	3.1	08/30/2021
3.3	Certificate of Increase of Series B Cumulative Preferred Stock, filed with the Delaware Secretary of State on September 15, 2021	8-K	3.1	09/16/2021
3.4	Certificate of Elimination of Series A Fixed Rate Cumulative Preferred Stock, filed with the Delaware Secretary of State on September 16, 2021	8-K	3.2	09/16/2021
3.5	Certificate of Increase of Series B Cumulative Preferred Stock, filed with the Delaware Secretary of State on October 28, 2021	8-K	3.1	10/28/2021
3.6	Amended and Restated Bylaws, effective October 15, 2021	8-K	3.1	10/18/2021
4.1	Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	07/26/2021
4.2	Series 2021-1 Supplement to the Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	07/26/2021

4.3	Base Indenture, dated October 1, 2021, by and between FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	10/06/2021
4.4	Series 2021-1 Supplement to the Base Indenture, dated October 1, 2021, by and between FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	10/06/2021
10.1	Guarantee and Collateral Agreement, dated July 22, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	07/26/2021
10.2	Management Agreement, dated July 22, 2021, by and among FAT Brands Inc., FAT Brands GFG Royalty I, LLC, each of the Franchise Entities named therein, and UMB Bank, N.A., as trustee	8-K	10.2	07/26/2021
10.3	Put/Call Agreement, dated July 22, 2021, by and between FAT Brands Inc. and LS Global Franchise L.P.	8-K	10.3	07/26/2021
10.4	Guarantee and Collateral Agreement, dated October 1, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	10/06/2021
10.5	Management Agreement, dated October 1, 2021, by and among FAT Brands Inc., FAT Brands Twin Peaks I, LLC, each of the Securitization Entities named therein, and UMB Bank, N.A., as trustee	8-K	10.2	10/06/2021
10.6	Put/Call Agreement, dated October 1, 2021, by and between FAT Brands Inc. and Twin Peaks Holdings, LLC	8-K	10.3	10/06/2021
10.7	Preferred Stock Exchange Agreement, dated August 25, 2021, by and between FAT Brands Inc. and Trojan Investments, LLC	8-K	10.1	08/30/2021
10.8	Put Option Agreement, dated August 25, 2021, by and between FAT Brands Inc. and Trojan Investments, LLC and Fog Cutter Holdings, LLC	8-K	10.2	08/30/2021
10.9	Amended and Restated 2017 Omnibus Equity Incentive Plan	Schedule 14A (proxy statement)	Appendix A	09/09/2021
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

November 8, 2021	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer
(Principal Financial and Accounting Officer)