Form 10-K
period 2021-12-26
Fat Brands, Inc
filed 2022-03-23
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38250
FAT Brands Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1302696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9720 Wilshire Blvd., Suite 500
Beverly Hills, CA 90212
(Address of principal executive offices, including zip code)
(310) 319-1850
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FAT	The Nasdaq Stock Market LLC
Class B Common Stock, par value $0.0001 per share	FATBB	The Nasdaq Stock Market LLC
Series B Cumulative Preferred Stock, par value $0.0001 per share	FATBP	The Nasdaq Stock Market LLC
Warrants to purchase Class A Common Stock	FATBW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes No x
The aggregate market value of voting common stock held by non-affiliated stockholders as of June 27, 2021 was approximately $58.3 million.
As of March 1, 2022, there were 15,117,178 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

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

PART I
ITEM 1. BUSINESS
FAT Brands Inc. is a leading multi-brand restaurant company that develops, markets, acquires and manages quick service, fast casual, casual dining and polished casual dining restaurant concepts around the world. We operate primarily as a franchisor of restaurants, where we generally do not own or operate the restaurant locations but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. This “asset light” franchisor model provides us with the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk, such as long-term real estate commitments or capital investments. For some of our brands, we also directly own and operate restaurant locations, in addition to franchising restaurants.

Our scalable management platform enables us to add new stores and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant corporate overhead synergies. The acquisition of additional brands and restaurant concepts as well as expansion of our existing brands are key elements of our growth strategy. In addition to our restaurant operations, we also own and operate a manufacturing and production facility in Atlanta, Georgia, which supplies our franchisees with cookie dough, pretzel dry mix and other ancillary products.

As of December 26, 2021, our franchisee base consisted of 761 franchisees, who operated an aggregate of 2,240 restaurants, including restaurants under construction. We also directly owned and operated an additional 129 restaurants as of such date. System wide sales of our franchised and owned locations during fiscal 2021 were approximately $1.1 billion, which includes sales during the period in which we owned the brands that we acquired during fiscal 2021.
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
Our Concepts

As of December 26, 2021, we were the owner and franchisor of the following restaurant brands in four main categories – Quick Service, Fast Casual, Casual Dining and Polished Casual Dining.

Quick Service

●
Round Table Pizza. Round Table Pizza is the franchisor of quick service restaurants located primarily in California and the western United States. Round Table pizzas are made with fresh dough and offered in a variety of original flavors and pizza combinations. Customers also have the option to create their own pizzas. Round Table Pizza includes three restaurant formats – Traditional, Clubhouse and Delivery Only.

●
Marble Slab Creamery. Marble Slab Creamery is a purveyor of hand-mixed ice cream. Founded in 1983, Marble Slab was an innovator of the frozen slab technique where customers select a variety of items to be mixed into their ice cream or frozen yogurt on a chilled marble slab. Marble Slab ice cream is made in small batches in franchise locations using ingredients from around the world and dairy from local farms. Marble Slab has locations in the United States, Canada, Bahrain, Bangladesh, Guam, Kuwait, Pakistan, Puerto Rico and Saudi Arabia.

●
Great American Cookies. Great American Cookies (which we refer to as “GAC”) was founded in Atlanta, Georgia in 1977 as a single store which relied upon a single chocolate chip cookie recipe. In 1978, GAC began its franchise operations and introduced a complete line of cookies and brownies. Over the last 30 years, GAC further increased its presence in malls throughout the United States and significantly expanded its product offerings. GAC is known for its signature Cookie Cakes, signature flavors and menu of gourmet products baked fresh in store. GAC has franchised stores in the United States, Bahrain, Guam and Saudi Arabia.

●
Hot Dog on a Stick. Hot Dog on a Stick (which we refer to as “HDOS”) is the franchisor of quick service restaurants primarily located in regional malls in California and the western United States. HDOS founder Dave Barnham opened his first hot dog stand in Santa Monica, California in 1946. HDOS offers its turkey frank dipped in batter and cooked in canola oil, along with fresh squeezed lemonade, hot dog in a bun, cheese on a stick, funnel cake sticks and french fries.

●
Pretzelmaker. Pretzelmaker and Pretzel Time are franchised concepts that specialize in offering hand-rolled soft pretzels, innovative soft pretzel products, dipping sauces and beverages. Retail locations are primarily located in shopping malls and other types of shopping centers. The brands were founded independently of each other in 1991, united under common ownership in 1998, and consolidated in 2008 to become the new Pretzelmaker.

●
Fazoli’s. Founded in 1988 in Lexington, Kentucky, Fazoli’s is an Italian restaurant chain known for its fast and fresh premium quality Italian food, including freshly prepared pasta entrees, Submarinos® sandwiches, salads, pizzas, desserts and unlimited signature breadsticks.

Fast Casual

●
Fatburger. Founded in Los Angeles, California in 1947, Fatburger (The Last Great Hamburger Stand) has, throughout its history, maintained its reputation as an iconic, all-American, Hollywood favorite hamburger restaurant serving a variety of freshly made-to-order and customizable Fatburgers, Turkeyburgers, Chicken Sandwiches, Impossible™ Burgers, Veggieburgers, french fries, onion rings, soft-drinks and milkshakes.

●
Johnny Rockets. Founded in 1986 on iconic Melrose Avenue in Los Angeles, California, Johnny Rockets is a world-renowned, international restaurant franchise that offers high quality, innovative menu items including Certified Angus Beef® cooked-to-order hamburgers, Boca Burger®, chicken sandwiches, crispy fries and rich, delicious hand-spun shakes and malts. This dynamic lifestyle brand offers friendly service and upbeat music contributing to the chain’s signature atmosphere of relaxed, casual fun.

●
Elevation Burger. Established in Northern Virginia in 2002, Elevation Burger is a fast-casual burger, fries and shakes chain that provides its customers with healthier, “elevated” food options. Serving grass-fed beef, organic chicken and french fries cooked using a proprietary olive oil-based frying method, Elevation maintains environmentally friendly operating practices, including responsible sourcing of ingredients, robust recycling programs intended to reduce its carbon footprint, and store décor constructed of eco-friendly materials.

●
Yalla Mediterranean. Founded in 2014, Yalla Mediterranean is a Los Angeles, California based restaurant chain specializing in authentic, healthful, Mediterranean cuisine with an environmentally conscience and focus on sustainability. The word “yalla”, which means “let’s go”, is embraced in every aspect of Yalla Mediterranean’s culture and is a key component of our concept. Yalla Mediterranean offers a healthful Mediterranean menu of wraps, plates and bowls in a fast-casual setting, with cuisine prepared fresh daily using, GMO-free, local ingredients for a menu that includes vegetarian, vegan, gluten-free and dairy-free options accommodating customers with a wide variety of dietary needs and preferences. The Yalla Mediterranean brand demonstrates its commitment to the environment by using responsibly sourced proteins and utensils, bowls and serving trays made from compostable materials.

Casual Dining

●
Buffalo’s Cafe and Buffalo’s Express. Established in Roswell, Georgia in 1985, Buffalo’s Cafe (Where Everyone is Family) is a family-themed casual dining concept known for its chicken wings and 13 distinctive homemade wing sauces, burgers, wraps, steaks, salads and other classic American cuisine. Featuring a full bar and table service, Buffalo’s Cafe offers a distinctive dining experience affording friends and family the flexibility to share an intimate dinner together or to casually watch sporting events while enjoying extensive menu offerings. Beginning in 2011, Buffalo’s Express was developed and launched as a fast-casual, smaller footprint variant of Buffalo’s Cafe offering a limited version of the full menu with an emphasis on chicken wings, wraps and salads. Current Buffalo’s Express outlets are co-branded with Fatburger locations, providing our franchisees with complementary concepts that share kitchen space and result in a higher average unit volume (compared to stand-alone Fatburger locations).

●
Hurricane Grill & Wings. Founded in Fort Pierce, Florida in 1995, Hurricane Grill & Wings is a tropical beach themed casual dining restaurant known for its fresh, jumbo, chicken wings, 35 signature sauces, burgers, bowls, tacos, salads and sides. Featuring a full bar and table service, Hurricane Grill & Wings’ laid-back, casual, atmosphere affords family and friends the flexibility to enjoy dining experiences together regardless of the occasion. The acquisition of Hurricane Grill & Wings has been complementary to FAT Brands’ existing portfolio chicken wing brands, Buffalo’s Cafe and Buffalo’s Express.

●
Ponderosa Steakhouse / Bonanza Steakhouse. Ponderosa Steakhouse, founded in 1965, and Bonanza Steakhouse, founded in 1963, offer the quintessential American steakhouse experience, for which there is strong and growing demand in international markets, particularly in Asia and the Middle East. Ponderosa and Bonanza Steakhouses offer guests a high-quality buffet and broad array of great tasting, affordably priced steak, chicken and seafood entrées. Buffets at Ponderosa and Bonanza Steakhouses feature a large variety of all you can eat salads, soups, appetizers, vegetables, breads, hot main courses and desserts. An additional variation of the brand, Bonanza Steak & BBQ, offers a full-service steakhouse with fresh farm-to-table salad bar and a menu showcasing flame-grilled USDA steaks and house-smoked BBQ, with contemporized interpretations of traditional American classics.

●
Native Grill & Wings. Based in Chandler, Arizona, Native Grill & Wings is a family-friendly sports grill with locations in Arizona, Illinois and Texas. Native Grill & Wings serves over 20 wing flavors that guests can order by the individual wing, as well as an extensive menu of pizza, burgers, sandwiches and salads.

Polished Casual Dining

●
Twin Peaks. Founded in 2005 in Dallas, Texas, Twin Peaks is a leading sports lodge-themed restaurant chain known for its scratch made food, 29-degree cold beer and all-female wait staff. Each Twin Peaks restaurant features a sports viewing experience in a comfortable mountain lodge atmosphere with a customized sports programming package provided by DirecTV. Menu items include smashed and seared to order burgers, in-house smoked ribs, street tacos and hand-breaded chicken wings. We currently franchise, and also directly own and operate, Twin Peaks restaurants in various states in the United States, and we have two international franchised Twin Peaks restaurants in Mexico City, Mexico.

Our Competitive Strengths
We believe that our competitive strengths include:

•Management Team Designed to Support Multiple Brands and Categories. As our business has expanded to 17 brands, we have developed a robust and comprehensive management and systems platform designed to support the expansion of our existing brands while enabling for the accretive and efficient acquisition and integration of additional restaurant concepts. We have distinct teams of managers focused on four main categories – Quick Service, Fast Casual, Casual Dining and Polished Casual Dining. Our platform is scalable and adaptable, allowing us to incorporate growth in existing brands and new concepts into the FAT Brands family with minimal incremental corporate costs.
•Strong Brands Aligned with FAT Brands Vision. We have an enviable track record of delivering Fresh, Authentic, and Tasty meals across our franchise system, with leading brands in four categories. Our Fatburger,

Round Table Pizza, Twin Peaks, Johnny Rockets, Fazoli's and Buffalo’s concepts have built distinctive brand identities within their respective categories, providing made-to-order, high-quality food at competitive prices. The Ponderosa and Bonanza brands deliver an authentic American steakhouse experience. Hurricane Grill & Wings and Native Grill & Wings offer customers fresh chicken wings with an assortment of sauces and rubs in a casual dining atmosphere. Yalla Mediterranean offers a healthful Mediterranean menu of wraps, plates, and bowls in a fast-casual setting. Elevation Burger was the first organic burger chain, serving premium grass-fed beef patties and heart-healthy olive oil fries in a family and eco-friendly environment. Maintaining alignment with the FAT Brands vision across an expanding platform, we believe that our concepts appeal to a broad base of domestic and global consumers.
•Ability to Cross-Sell Multiple Brands from the FAT Brands Portfolio. Our ability to easily and efficiently cross-sell to our existing franchisees new brands from our portfolio affords us the ability to grow more quickly and satisfy our existing franchisees’ demands to expand their operations. By having the ability to offer our franchisees a variety of restaurant concepts in multiple categories, our existing franchisees are able to acquire the rights to a well-rounded portfolio of FAT Brands concept offerings to strategically satisfy their respective market demands where opportunities are available. We have developed a pipeline of more than 800 restaurants under development driven in part by our diverse and attractive portfolio of brands.
•Asset Light Business Model Driving High Free Cash Flow Conversion. We operate primarily as a franchisor of restaurants, where we generally do not own or operate the restaurant locations but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties based on their sales. This "asset light" franchisor model provides us with the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risks, such as long-term real estate commitments, capital investments and increases in employee wage costs. For some of our brands, we also directly own and operate restaurant locations.
•Robust Franchisee Support. Our franchisees are our primary customers and we dedicate considerable resources and industry knowledge to promote their success. We offer our franchisees multiple support services such as public relations, supply chain assistance, site selection analysis, staff training and operational oversight and support. We develop and produce most marketing initiatives for our brands in-house, including advertising campaigns, product placements and social media / digital marketing. We have developed a diverse and loyal base of more than 750 franchisees with restaurants located in 40 countries including 48 states within the United States, without any excessive market concentration among the franchisees.
Our Growth Strategy
The principal elements of our growth strategy include:
•Organically Grow New Store Pipeline and Attract New Franchisees. We have developed a pipeline of more than 800 restaurants under development among our existing and newly acquired franchisees. We also believe that the worldwide markets for our brands are far from saturated and can support a significant increase in units through new franchisee relationships. In many cases, prospective franchisees have experience in and knowledge of markets where we are not currently active, facilitating a smoother brand introduction than we or our existing franchisees could achieve independently.

•Acquire New Brands that Enhance Existing Categories. Our management platform was designed and developed to cost-effectively and seamlessly scale with new restaurant concept acquisitions, particularly those in our existing restaurant categories. We have identified additional categories of potential acquisitions that appeal to a broad base of U.S. and international customers and that would be accretive to our existing portfolio of brands, including restaurants focused on salads, sandwiches, health and organic foods, coffee and dessert outlets and sports bars.
•Accelerate Same-Store Sales Growth. Same-store sales growth reflects the change in year-over-year sales for the comparable store base, which we define as the number of stores open for at least one full fiscal year. To optimize restaurant performance, we have embraced a multi-faceted same-store sales growth strategy. We utilize customer feedback and closely analyze sales data to introduce, test and improve existing and add new menu items. In addition, we regularly utilize public relations and experiential marketing, which we leverage via social media and targeted digital advertising to expand the reach of our brands and to drive traffic to our stores. Furthermore, we have embraced emerging technology and worked with the "Olo" platform to develop our own brand-specific mobile applications, allowing guests to find restaurants, order online, earn rewards and join our e-marketing providers. We have also partnered with third-party delivery service providers, including UberEATS, Grub Hub, DoorDash and Postmates, which provide online and app-based delivery services and constitute a sales channel for our existing locations. Finally, many of our franchisees are pursuing a capital expenditure program to remodel legacy restaurants and to opportunistically co-brand them with our concepts.

•Driving Store Growth Through Co-Branding, Virtual Restaurants and Cloud Kitchens. We franchise co-branded Fatburger / Buffalo’s Express locations, giving franchisees the flexibility of offering multiple concepts, while sharing kitchen space, resulting in a higher average check (compared to stand-alone Fatburger locations). Franchisees benefit by serving a broader customer base, and we estimate that co-branding results in a 20%-30% increase in average unit volume compared to stand-alone locations with minimal incremental cost to franchisees. Our acquisition strategy reinforces the importance of co-branding, as we expect to offer each of the complementary brands that we acquire to our existing franchisees on a co-branded basis.

•Optimize Capital Structure. In 2021, we funded our acquisition of restaurant brands primarily through the issuances of notes under four separate whole-business securitization facilities, which significantly reduced our net cost of capital compared with acquisitions that we consummated in prior years. In the future, we plan to refinance these notes and may seek an investment rating on a portion of the notes in order to further reduce our cost of capital.

•Continue Expanding FAT Brands Internationally. We have a significant global presence, with international franchised stores in 39 countries including 48 states within the United States. We believe that the appeal of our Fresh, Authentic, and Tasty concepts is global, and we are targeting further penetration of Middle Eastern and Asian markets, particularly through expanding and number of units of several of our existing brands.

Franchise Program
General. We utilize a franchise development strategy as our primary method for new store growth by leveraging the interest of our existing franchisees and those potential franchisees with an entrepreneurial spirit looking to launch their own business. We have a franchisee qualification and selection process to ensure that each franchisee meets our strict brand standards.

Franchise Agreements. Our current franchise agreements generally provide for an initial franchise fee ranging from $0 to $50,000 per store, and a royalty fee of between 0.75% and 7% of net sales. In addition, franchisees typically pay an advertising fee based on net sales for local marketing and brand marketing.
Development Agreements. For some of our brands, we use development agreements to facilitate the planned expansion of our restaurants through single and multiple unit development. Each development agreement gives a developer the exclusive right to construct, own and operate stores within a defined area. In exchange, the franchisee agrees to open a minimum number of stores in the area in a prescribed time period. Franchisees that enter into development agreements are required to pay a fee, which is credited against franchise fees due when the store is opened in the future. Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required store opening schedule.
Franchisee Support
Marketing
Our Fresh, Authentic and Tasty values are the anchor that inspires our marketing efforts. Our resolve to maintain our premium positioning, derived from the FAT Brands’ values, is reinforced by our management platform, capital light business model, experienced and diverse global franchisee network and seasoned and passionate management team. Although our marketing and advertising programs are concept-specific, we believe that our restaurant customers appreciate the value of their experiences visiting our establishments and, thus, the core of our marketing strategy is to engage and dialogue with customers at our restaurant locations as well as through social media.
Our Fresh, Authentic and Tasty values are an invitation for restaurant customers to align with FAT Brands’ commitment to consistently deliver freshly prepared, made-to-order food that restaurant customers desire. We are dedicated to keeping a fresh perspective on our concepts, perfecting our existing menu offerings as well as introducing appealing new items. We ensure that any changes are consistent with the core identity of our brands, and we will not adapt our brands to be all things to all people.
Our marketing initiatives include a robust mix of local community marketing, in-store campaigns, product placements, partnerships, promotions, social media, influencer marketing, traditional media and word of mouth advertising. Corresponding with the evolutionary shift in how restaurant customers receive content and engage with media and brands today, we have also dramatically increased our focus on mobile, social, and digital advertising to leverage the content we generate from public relations and experiential marketing to better connect with restaurant customers, sharing information about new menu offerings, promotions, new store openings and other relevant FAT Brands information. We communicate with restaurant customers in creative and organic ways that we believe fortifies our connections with them and increase brand awareness.
Site Selection and Development
Our franchisees work alongside our franchise development department during the search, review, leasing and development process for a new restaurant location. Typically, it takes between 60 and 90 days from the time we sign an agreement with a franchisee until that franchisee signs a lease. When selecting a location, our team assists franchisees in seeking locations based on a variety of factors, including but not limited to traffic patterns, access, visibility, building constraints, competition, activity generators and lease terms.
Supply Chain Assistance
FAT Brands is committed to seeking out and working with best-in-class suppliers and distribution networks on behalf of our franchisees. Our Fresh, Authentic and Tasty vision guides us in how we source and develop our ingredients, always looking for the best ways to provide top quality food that is as competitively priced as possible for our franchisees and their customers. We utilize a third-party purchasing and consulting company that provides distribution, rebate collection, product negotiations, audits and sourcing services focusing on negotiating distributor, vendor and manufacturer contracts, thereby ensuring that our brands receive meaningful buying power for our franchisees.
Our team has developed a reliable supply chain and continues to focus on identifying additional back-ups to avoid or minimize any possible interruption of service and product globally for our franchisees. Domestically, FAT Brands has distribution agreements with broadline national distributors as well as regional providers. Internationally, our franchisees have distribution agreements with different providers market-by-market. We utilize distribution centers operated by our distributors. Our broadline national distributors are the main purchasing link in the United States among many of our suppliers, and distribute most of our dry, refrigerated and frozen goods, non-alcoholic beverages, paper goods and cleaning supplies. Internationally, distributors are also used to provide the majority of products to our franchisees.
Food Safety and Quality Assurance. Food safety is one of our top priorities of FAT Brands. As such, we maintain rigorous safety standards for our menu offerings. We have carefully selected preferred suppliers that adhere to our safety standards, and our franchisees are required to source their ingredients from these approved suppliers. Furthermore, our commitment to food safety is strengthened through the direct relationship between our Supply Chain and Field Consultant Assistance teams.
Management Information Systems. FAT Brands restaurants utilize a variety of back-office, computerized and manual, point-of-sale systems and tools. We utilize these systems following a multi-faceted approach to monitor restaurants operational performance, food safety, quality control, customer feedback and profitability.
The point-of-sale systems are designed specifically for the restaurant industry and we use many customized features to evaluate operational performance, provide data analysis, marketing promotional tracking, guest and table management, high-speed credit card and gift card processing, daily transaction data, daily sales information, product mix, average transaction size, order modes, revenue centers and other key business intelligence data. Utilizing these point-of-sale systems back-end, web-based, enterprise level, software solution dashboards, our home office and Franchise Operations Consultant Support staff are provided with real-time access to detailed business data which allows for our home office and Franchise Operations Consultant Support staff to closely, and remotely, monitor stores performance and assist in providing focused and timely support to our franchisees. Furthermore, these systems supply sales, bank deposit and variance data to our accounting department on a daily basis, and we use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures for each restaurant with final reports following the end of each period. We have an integration of our newly acquired brands in process and expect to be fully integrated by the end of fiscal 2022.
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
Field Consultant Assistance
In conjunction with utilizing the FAT Brands Management Information Systems, FAT Brands has a team of dedicated Franchise Operations Consultant Support staff who oversee designated market areas and specific subsets of restaurants. Our Franchise Operations Consultant Support staff work in the field daily with franchisees, and their management teams, to ensure that the integrity of all FAT Brands concepts are upheld and that franchisees are utilizing the tools and systems FAT Brands requires in order to provide input to our franchisees to assist them to optimize and accelerate their profitability. FAT Brands Franchise Operations Consultant Support staff responsibilities include the following, many of which are performeed on a rotating basis (but are not limited to):
•Conducting announced and unannounced store visits and evaluations
•Continuous training and re-training of new and existing franchise operations
•Conducting quarterly workshops for franchisees and their management teams
•Development and collection of monthly profit and loss statements for each store
•Store set-up, training, oversight and support for pre- and post- new store openings
•Training, oversight and implementation of in-store marketing initiatives
•Inspections of equipment, temperatures, food-handling procedures, customer service, products in store, cleanliness, and team member attitude

Training, Pre-Opening Assistance and Opening Support
FAT Brands offers Executive level and Operational level training programs to its franchisees, pre-opening assistance and opening assistance. Once open, FAT Brands constantly provides ongoing operational and marketing support to our franchisees with the intention of offering advice to their management teams that they can use if they choose to more effectively operate their restaurants and increasing their stores financial profitability.
Competition
Our franchised and company owned restaurants compete in the quick service, fast casual, casual and polished casual dining categories of the restaurant industry, a highly competitive industry in terms of price, service, location, and food quality. The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concern about the nutritional content of fast casual foods. Furthermore, there are many well-established competitors with substantially greater financial resources than the Company's, including several national, international, regional and local store franchisors and operators. The restaurant industry also has few barriers to entry and new competitors may emerge at any time.
Seasonality
While some of our brands are subject to seasonal fluctuations in their sales and may be affected by the effects of inclement weather, our business overall does not experience significant seasonal variability in its financial performance.
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
Employees
We believe our employees are critical to our success and seek to provide a working environment which encourages personal growth and success. We offer competitive compensation benefits customary to our industry. Our benefits package for qualified employees includes employer paid health insurance and opportunities for stock-based incentives Our restaurant employees receive continuing training and have the opportunity to advance in responsibility and leadership. We believe communication is key to the effectiveness of our workforce and schedule regular teleconference sessions, updating our employees on the direction of the business and key milestones to be achieved. We encourage our employees to be involved in their communities and have sponsored meal events for first responders and medical professionals during local disasters. As of

December 26, 2021, we had approximately 5,200 employees, including approximately 1,100 full time employees. This amount includes approximately 830 full time and 4,000 part time employees at restaurants which we own and operate. We have a diverse workforce and believe that we have good relations with our employees.
Government Regulation
U.S. Operations. Our U.S. operations are subject to various federal, state and local laws affecting our business, primarily laws and regulations concerning the franchisor/franchisee relationship, marketing, food labeling, sanitation and safety and anti-bribery and anti-corruption laws. Each of our franchised and company owned restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located. To date, we have not been materially adversely affected by such licensing and regulation or by any difficulty, delay or failure to obtain required licenses or approvals.
International Operations. Our restaurants outside the U.S. are subject to national and local laws and regulations which in general are similar to those affecting U.S. restaurants. The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and anti-corruption laws.
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
You should carefully consider the following risk factors and in the other information included or incorporated in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to COVID-19, Health Epidemics and Food Safety
The novel coronavirus (COVID-19) outbreak has disrupted and is expected to continue to disrupt our business, which could continue to materially affect our operations, financial condition and results of operations for an extended period of time.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, at certain times during the pandemic, Company franchisees have closed, or temporarily closed, some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. In addition, the COVID-19 pandemic may make it more difficult for our franchisees to staff restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants for a prolonged period of time.
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
Most of our restaurants are operated by franchisees, which makes us dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments. If our franchisees incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. If a significant franchisee or a significant number of our franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. Our success also depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm the growth prospects and financial condition of the company. Additionally, the failure of our franchisees to focus on the fundamentals of restaurant operations, such as quality service and cleanliness (even if such failures do not rise to the level of breaching the related franchise documents), could have a negative impact on our business.
Our franchisees could take actions that could harm our business and may not accurately report sales.
Our franchisees are contractually obligated to operate their restaurants in accordance with the operations, safety, and health standards set forth in our agreements with them and applicable laws. However, although we attempt to properly train and support all our franchisees, they are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their restaurants, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises at their approved locations, and state franchise laws may limit our ability to terminate or not renew these franchise agreements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and adequately train qualified managers and other restaurant personnel. The failure of our franchisees to operate their franchises in accordance with our standards or applicable law, actions taken by their employees or a negative publicity event at one of our franchised restaurants or involving one of our franchisees could have a material adverse effect on our reputation, our brands, our ability to attract prospective franchisees, our company-owned restaurants, and our business, financial condition or results of operations.
Franchisees typically use a point of sale, or POS, cash register system to record all sales transactions at the restaurant. We require franchisees to use a specific brand or model of hardware or software components for their restaurant system. Currently, franchisees report sales manually and electronically, but we do not have the ability to verify all sales data electronically by accessing their POS cash register systems. We have the right under our franchise agreement to audit franchisees to verify sales information provided to us, and we have the ability to indirectly verify sales based on purchasing information but this cannot be done economically across all franchisees. However, franchisees may underreport sales, which would reduce royalty income otherwise payable to us and adversely affect our operating and financial results.
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
A significant component of our growth strategy includes the opening of new domestic and international franchised restaurants. Our franchisees face many challenges associated with opening new restaurants, including:
•identification and availability of suitable restaurant locations with the appropriate size; visibility; traffic patterns; local residential neighborhood, retail and business attractions; and infrastructure that will drive high levels of customer traffic and sales per restaurant;
•competition with other restaurants and retail concepts for potential restaurant sites and anticipated commercial, residential and infrastructure development near new or potential restaurants;
•ability to negotiate acceptable lease arrangements;
•availability of financing and ability to negotiate acceptable financing terms;
•recruiting, hiring and training of qualified personnel;
•construction and development cost management;
•completing their construction activities on a timely basis;
•obtaining all necessary governmental licenses, permits and approvals and complying with local, state and federal laws and regulations to open, construct or remodel and operate our franchised restaurants;
•unforeseen engineering or environmental problems with the leased premises;
•avoiding the impact of adverse weather during the construction period; and
•other unanticipated increases in costs, delays or cost overruns.
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
Our success is dependent in part upon our ability to maintain and enhance the value of our brands, consumers’ connection to our brands and positive relationships with our franchisees. We may, from time to time, be faced with negative publicity relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our franchisees or their suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether or not the Company is held to be responsible. The negative impact of adverse publicity relating to one franchised restaurant may extend far beyond that restaurant or franchisee involved to affect some or all our other franchised restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can control a franchisee’s operations and messaging, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own or franchised operations. Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims would have a material adverse effect on our business, financial condition and results of operations. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

Our brands’ value may be limited or diluted through franchisee and third-party activity.
Although we monitor and regulate certain aspects of franchisee activities under the terms of our franchise agreements, franchisees or other third parties may refer to or make statements about our brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish our reputation. This may result in dilution of, or harm to, our intellectual property or the value of our brands. Franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in consumer confusion or dilution of our brands’ value. Any reduction of our brands’ goodwill, consumer confusion, or reputational dilution is likely to impact sales, and could materially and adversely impact our business and results of operations.
Risks Relating to Our Business and Operations
We have significant outstanding indebtedness under our whole-business securitization facilities, which require that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our debt and exposes us to the risk of default and lender remedies.
We have financed our acquisitions and operations through the issuance of notes by four special purpose, wholly-owned financing subsidiaries, which own substantially all of our operations. The Company acts as the manager of each of these subsidiaries under a Management Agreement and performs management, franchising, distribution, intellectual property and operational functions on behalf of the subsidiaries for which it receives a management fee. The aggregate principal balance of the indebtedness under our whole-business securitization facilities was $938.2 million as of December 26, 2021. Subject to contractual restrictions, we and our financing subsidiaries may incur additional indebtedness for various purposes, including to fund future acquisitions and operational needs. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the applicable Indentures for these facilities. If certain covenants are not met, the indebtedness under these facilities may become partially or fully due and payable on an accelerated schedule.  Our ability to meet the payment obligations under our debt depends on our ability to generate significant cash flow in the future. We cannot assure you that our business will generate cash flow from operations, or that other capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our Indentures and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets (if any) or seek to raise additional capital. If we are unable to implement one or more of these options, we may not be able to meet these payment obligations, and the imposition of remedies by the note holders could materially and adversely affect our business, financial condition and liquidity.
We may pursue opportunistic acquisitions of additional brands, and we may not find suitable acquisition candidates or successfully operate or integrate any brands that we may acquire.
As part of our growth strategy, we may opportunistically acquire new brands and restaurant concepts. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional brands or restaurant concepts (including brands and concepts that we have already acquired) without substantial costs, delays or operational or financial problems.
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

The sale of alcoholic beverages at Twin Peaks Restaurants subjects us to additional regulations and potential liability.

The Twin Peaks restaurants that we own and operate sell alcoholic beverages, and we are therefore required to comply with the alcohol licensing requirements of the federal government, states and municipalities where such restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, such licenses may be revoked and our Twin Peaks restaurants may be forced to terminate the sale of alcoholic beverages. Any termination of the sale of alcoholic beverages could have a significant impact on our revenues. Similarly, any reduction in state blood alcohol content limits on drivers, or laws relating to vehicle interlocking devices, could also have a significant impact on revenues of the Twin Peaks restaurants.

In certain states in which Twin Peaks restaurants are situated, we may be subject to dram shop statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us or our Twin Peaks operations are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. Adverse publicity resulting from these allegations may materially affect us and the Twin Peaks restaurants.
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
We regard our service marks and trademarks related to our franchise restaurant businesses, as having critical importance to our future operations and marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our franchised restaurants and services from infringement. We have registered certain trademarks and service marks in the U.S. and foreign jurisdictions. However, from time to time we become aware of names and marks identical or confusingly similar to our service marks being used by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which our franchisees have, or intend to open or franchise, a restaurant. There can be no assurance that these protections will be adequate and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources. We may also face claims of infringement that could interfere with the use of the proprietary know how, concepts, recipes, or trade secrets used in our business. Defending against such claims may be costly, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

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
Supply chain shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The food products sold by our franchisees and in our company-owned restaurants, and the raw materials used in their these restaurants, are sourced from a variety of domestic and international vendors, suppliers and distributors. We, along with our franchisees, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food items, raw materials and other supplies to our franchisees’ restaurants could adversely affect the availability, quality and cost of items we use and the operations of our franchisees’ and company-owned restaurants. If such shortages result in increased cost of food items and supplies, we and our franchisees may not be able to pass along all of such increased costs to restaurant customers.

Such shortages or disruptions could be caused by inclement weather, natural disasters, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, the price of gasoline, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our franchisees or us. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price, availability and timing of delivery of some of our ingredients. In the second half of 2021, the cost of several of our food ingredients and supplies increased as a result of inflation in many commodities, particularly chicken wings and paper products. If inflation in the chicken wings market or any other food ingredient or supplies persists, our financial condition and business operations could be more adversely impacted.

A shortage or interruption in the availability of certain food products, raw materials or supplies could increase costs and limit the availability of products critical to our franchisees’ and company-owned restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales and therefore , and a reduction in our revenues and royalty fees paid to us. In addition, failure by a key supplier or distributor to our franchisees to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any disruption could have an adverse effect on our franchisees and therefore our business. See “Business—Supply Chain Assistance.”
Our business may be adversely impacted by changes in consumer discretionary spending, general economic conditions, or consumer behavior.
Purchases at our franchisees’ restaurants are generally discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by customers of our franchisees’ restaurants, which may be affected by general economic conditions globally or in one or more of the markets we serve. Some of the factors that impact discretionary consumer spending include unemployment rates, fluctuations in the level of disposable income, the price of gasoline, stock market performance, changes in the level of consumer confidence, and long-term changes in consumer behavior related to social distancing behaviors resulting from COVID-19 or other widespread health events. These and other macroeconomic factors could have an adverse effect on sales at our franchisees’ restaurants, which could lead to an adverse effect on our profitability or development plans and harm our financial condition and operating results.
Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchised restaurants.
We currently have franchised restaurants in 40 countries including 48 states within the United States, and we plan to continue to grow internationally. Expansion in international markets may be affected by local economic and market as well as geopolitical conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our growth and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include such issues as (but not limited to):
•recessionary or expansive trends in international markets;
•changing labor conditions and difficulties in staffing and managing our foreign operations;
•increases in the taxes we pay and other changes in applicable tax laws;
•legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;
•changes in inflation rates;
•changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;
•difficulty in protecting our brand, reputation and intellectual property;

•difficulty in collecting our royalties and longer payment cycles;
•expropriation of private enterprises;
•increases in anti-American sentiment and the identification of our brands as American brands;
•political and economic instability; and
•other external factors.
We depend on key executive management.
We depend on the leadership and experience of our relatively small number of key executive management personnel, in particular our Chief Executive Officer, Andrew Wiederhorn. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key man life insurance policies on any of our executive officers other than Andrew Wiederhorn. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.
Labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.
Restaurant operations are highly service oriented, and our success depends in part upon our franchisees’ and our ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants by us and our franchisees and could adversely impact our existing franchised and company owned restaurants. Any such delays, material increases in employee turnover rate or widespread employee dissatisfaction could have a material adverse effect on our and our franchisees’ business and results of operations.
In addition, strikes, work slowdowns or other job actions may become more common in the United States. Although none of the employees employed by our franchisees or by us are represented by a labor union or are covered by a collective bargaining agreement, in the event of a strike, work slowdown or other labor unrest, the ability to adequately staff our restaurants could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.
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
Risks Related to Government Regulation and Litigation
The Company faces risks related to pending government investigations
The government investigations mentioned below in Item 3, Legal Proceedings present certain risks. At this early stage, we are not able to reasonably estimate the outcome or duration of these investigations, nor can we predict what consequences any investigation may have on us, including significant legal and accounting expenses. These matters may also divert management's attention from other business concerns, which could harm the business and could result in reputational damage. Any proceedings commenced against us or Mr. Wiederhorn by a regulatory agency could result in administrative orders, the imposition of penalties and/or fines, and the imposition of sanctions against us, Mr. Wiederhorn and other of our current or former officers, directors and employees.
These investigations, the results of the investigations or remedial actions that we have taken or may take as a result of such investigations may materially adversely affect our business, financial condition and reputation. If we are subject to adverse findings resulting from the U.S. Attorney or SEC investigations, or from our own independent investigations, we could be required to pay damages and/or penalties or have other remedies imposed on us, and we may be subject to additional civil litigation against the Company or our officers and directors regarding such matters.
We maintain director and officer liability insurance for losses or advancement of defense costs in the event legal actions are brought against the Company's directors, officers or employees for alleged wrongful acts in their capacity as directors, officers or employees. Such insurance contains certain customary exclusions that may make it unavailable to the Company or our directors and officers in the event it is needed; and, in any case, such insurance may not be adequate to fully protect the Company against liability for the conduct of its directors, officers or employees or the Company's indemnification obligations to its directors and officers.
We are a party to stockholder litigation which could negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation, including the stockholder lawsuit that has been brought against us. See "Part I, Item 3. Legal Proceedings" below for additional information regarding the existing lawsuit. Subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlement amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management away from our operating business matters. An unfavorable financial outcome that exceeds coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.
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
We and our franchisees are subject to numerous laws and regulations around the world. These laws change regularly and are increasingly complex. For example, we and our franchisees are subject to laws and regulations such as (but not limited to):
•Government orders regarding the response to health and other public safety concerns such as the various restrictions on business operations relating to the COVID-19 pandemic being experienced in 2020.
•The Americans with Disabilities Act in the U.S. and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.

•The U.S. Fair Labor Standards Act, which governs matters such as minimum wages, overtime and other working conditions, as well as family leave mandates and a variety of similar state laws that govern these and other employment law matters.
•Laws and regulations in government mandated health care benefits such as the Patient Protection and Affordable Care Act.
•Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling.
•Laws relating to state and local licensing.
•Laws relating to the relationship between franchisors and franchisees.
•Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws prohibiting the use of certain “hazardous equipment” by employees younger than the age of 18 years of age, and fire safety and prevention.
•Laws and regulations relating to union organizing rights and activities.
•Laws relating to information security, privacy, cashless payments, and consumer protection.
•Laws relating to currency conversion or exchange.
•Laws relating to international trade and sanctions.
•Tax laws and regulations.
•Antibribery and anticorruption laws.
•Environmental laws and regulations.
•Federal and state immigration laws and regulations in the U.S.
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

In January 2022, the California State Assembly passed Assembly Bill (AB) No. 257, the Fast Food Accountability and Standards Recovery Act (FAST Recovery Act), which would potentially provide increased rights to the state’s fast-food workers. If passed by the California State Senate and signed into law by Governor Gavin Newsom, the FAST Recovery Act would create the Fast Food Sector Council within the California Department of Industrial Relations (DIR) and add new statutory requirements aimed at holding fast-food franchisors liable for certain actions of its franchisees.Under the proposed law, the Fast Food Sector Council would establish specific new minimum standards on wages, maximum working hours, and working conditions related to the health, safety, and welfare of fast-food restaurant workers at restaurants with at least thirty establishments nationwide.

The FAST Recovery Act would also, among other things, institute statutory requirements aimed at expanding fast-food franchisors’ liability for certain acts of its franchisees. If the FAST Recovery Act is enacted in its current form, it would likely increase our and our franchisees’ labor and compliance costs and decrease profitability at our California restaurants.
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
Risks Related to Our Class A Common Stock and Organizational Structure
We are controlled by Fog Cutter Holdings LLC, whose interests may differ from those of our public stockholders.

Fog Cutter Holdings LLC, which is controlled by our President and Chief Executive Officer, Andrew Wiederhorn, controls approximately 55.2% of the voting power of our Common Stock and has significant influence over our corporate management and affairs and is able to control virtually all matters requiring stockholder approval, including election of directors and significant corporate transactions. It is possible that the interests of Fog Cutter Holdings LLC may, in some circumstances, conflict with our interests and the interests of our other stockholders.

The dual class structure of our Common Stock concentrates voting control with current holders of Class B Common Stock, and limits the ability of holders of our Class A Common Stock to influence corporate matters.

Our Class B Common Stock has 2,000 votes per share, and our Class A Common Stock has one vote per share. The holders of Class B Common Stock collectively will liekly be able to control all matters submitted to our stockholders for approval even if additional shares of Class A Common Stock are issued. This concentrated control will limit the ability of holders of our Class A Common Stock to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A Common Stock could be adversely affected.

We have not elected to take advantage of the “controlled company” exemption to the corporate governance rules for companies listed on The Nasdaq Capital Market.
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
Provisions of our amended and restated certificate of incorporation and bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These provisions include:
•dual class structure of our Common Stock, which concentrates voting control with the current holders of Class B Common Stock;
•net operating loss protective provisions, which require that any person wishing to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors, and any person that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors;
•authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;
•limiting the ability of stockholders to call special meetings or amend our bylaws;
•providing for a classified board of directors with staggered, three-year terms;
•requiring all stockholder actions to be taken at a meeting of our stockholders; and

•establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. We may authorize or issue shares of preferred stock with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. To date we have authorized and outstanding shares of Series B Preferred Stock, which have liquidation and dividend rights superior to the rights of our Common Stock. The potential issuance of preferred stock may also delay or prevent a change in control of us, discourage bids for our Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Common Stock.
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
We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in our public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our Class A Common Stock or Class B Common Stock may decline as well.
Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.
While we have paid cash or stock dividends to holders of our Common Stock in each fiscal year since 2018 and our Series B Preferred Stock since it was first issued, our board of directors may, in its sole discretion, decrease the amount or frequency of cash or stock dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our operating subsidiaries to generate earnings and positive cash flows and distribute them to us so that we may pay cash dividends to our stockholders. Our ability to pay cash dividends will be subject to our consolidated operating results, cash assets and requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to our stockholders, our compliance with covenants and financial ratios related to existing or future indebtedness, and our other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, comprising approximately 13,000 square feet of space, pursuant to a lease that expires on September 29, 2025, as well as an additional approximately 3,000 square feet of space pursuant to a lease amendment that expires on February 29, 2024.

Our subsidiary, GFG Management, LLC, leases offices in Atlanta, GA comprising approximately 9,000 square feet under a lease expiring on March 1, 2023, and an approximately 16,000 square foot warehouse location under a lease expiring on May 31, 2024.
Our subsidiary, GAC Supply, LLC, owns and operates an approximately 40,000 square foot manufacturing and production facility in Atlanta, Georgia, which supplies our franchisees with cookie dough, pretzel dry mix and other ancillary products.

Our subsidiary, Twin Restaurant Holding, LLC, leases offices in Dallas, TX comprising approximately 8,300 square feet under a lease expiring on April 30, 2025.

Our subsidiary, Fazoli's Holdings, LLC leases offices located in Lexington, KY comprising approximately 19,200 square feet under a lease expiring on April 30, 2022.

Our subsidiary, Native Grill & Wings Franchising, LLC leases offices located in Chandler, AZ comprising 5,825 square feet under a lease expiring on October 31, 2024.

In addition to the above locations, certain of our subsidiaries directly own and operate restaurant locations, substantially all of which are located in leased premises. As of December 26, 2021, we owned and operated 126 restaurant locations. The leases have remaining terms ranging from 1 month to 23.8 years.

We believe that our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs.
ITEM 3. LEGAL PROCEEDINGS

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. On August 5, 2021, Defendants filed a motion to dismiss Plaintiffs’ complaint (the “Motion”). Argument on the Motion was heard on February 11, 2022. At the conclusion of the argument, the Court indicated that it would deny the Motion with respect to most claims and most Defendants, but would reserve final decision until after more fully considering the arguments as to the unjust enrichment claim and one of the Individual Defendants. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages and discovery is just underway, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

Robert J. Matthews, et al., v. FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick (United States District Court for the Central District of California, Case No. 2:22-cv-01820)
On March 18, 2022, plaintiff Robert J. Matthews, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), alleging that the defendants are responsible for false and misleading statements and omitted material facts in the Company’s reports filed with the SEC under the 1934 Act related to the LA Times story published on February 19, 2022 about the company and its management. The plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. The plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit.

Government Investigations

The U.S. Attorney’s Office for the Central District of California (the “U.S. Attorney”) and the U.S. Securities and Exchange Commission informed the Company in December 2021 that they have opened investigations relating to the Company and our Chief Executive Officer, Andrew Wiederhorn, and are formally seeking documents and materials concerning, among other things, the Company’s December 2020 merger with Fog Cutter Capital Group Inc., transactions between these entities and Mr. Wiederhorn, and compensation, extensions of credit and other benefits or payments received by Mr. Wiederhorn or his family. The Company is cooperating with the government regarding these matters, and we believe that the Company is not currently a target of the U.S. Attorney’s investigation. At this early stage, the Company is not able to reasonably estimate the outcome or duration of the government investigations.
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-00772-HE)
In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12 million to $22 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery, and the matter is scheduled for trial for October 2022. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606)
SBN FCCG LLC (“SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (“FCCG”) in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $0.7 million judgment from the

NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN in May 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 26, 2021, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, par value $0.0001 per share (the “Common Stock”), is traded on the NASDAQ Capital Market under the ticker symbols “FAT” for the Company's Class A common stock and "FATBB" for the Company's Class B common stock.
As of March 1, 2022, there were 47 stockholders of record for our Class A Common Stock and 44 stockholders of record for our Class B Common Stock. The number of record holders does not include persons who held such shares in nominee or “street name” accounts through brokers.
Dividends
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Equity Compensation Plan Information
Effective September 30, 2017, we adopted the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan was amended and restated on October 19, 2021. The Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The purpose of the Plan is to help attract, motivate and retain qualified personnel and thereby enhance stockholder value. The Plan provides a maximum of 4,000,000 Class A common shares available for grant. Awards which lapse or are forfeited become available again for grant.
As of December 26, 2021, we have granted options to purchase 2,362,881 shares of common stock to employees, 382,950 shares of common stock to non-employee directors, and 45,954 shares of common stock to non-employee consultants. Each grant is subject to a three-year vesting requirement, with one-third of the options vesting each year.
During the year ended December 26, 2021 the Company also granted a total of 300,000 shares of its common stock to three employees (the “Grant Shares”). The Grant Shares vest one-third each year on the anniversary date of the grant. The grantees are entitled to any common dividends relating to the Grant Shares during the vesting period.
The information presented in the table below is as of December 26, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,791,785	$10.50	908,215
Equity compensation plans not approved by security holders	—	—	—
Total	2,791,785	$10.50	908,215

Issuer Purchases of Equity Securities
We do not have a program in place to repurchase our own Common Stock or preferred stock and as of December 26, 2021, we have not repurchased any of these securities.
Recent Sales of Unregistered Securities
Other than as set forth below and sales of unregistered securities that were disclosed on reports that we filed with the SEC, we have not issued any additional securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the year ended December 26, 2021. On November 15, we completed the sale of an aggregate 100,000 shares of Series B Cumulative Preferred Stock to Gregory Fortunoff, Scott Fortunoff, Jill Gerstenblatt and Darren Gerstenblatt at $18.00 per share. The sale was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act, and in reliance on similar exemptions under applicable state laws.
ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States and other countries. As a result, at certain times Company franchisees have temporarily closed some retail locations, reduced or modified store operating hours, adopted a “to-go” only operating model, or a combination these actions. These actions have reduced consumer traffic, all resulting in a negative impact to Company revenues. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption, and also the longer-term effects on our business and economic growth and consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time. As additional information becomes available regarding the potential impact and the duration of the negative financial effects of the current pandemic, the Company may determine that additional impairment adjustment to the recorded value of trademarks, goodwill and other intangible assets may be necessary.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual and casual dining concepts restaurant concepts around the world. As of December 26, 2021, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. At December 26, 2021, the Company had 2,369 locations. Of this amount, 2,240 were franchised, representing approximately 95% of total restaurants.
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
Our revenues are derived primarily from two sales channels, franchised restaurants and company owned restaurants, which we operate as one segment. The primary sources of revenues are the sale of food and beverages at our company restaurants and the collection of royalties, franchise fees and advertising revenue from sales of food and beverages at our franchised restaurants.

Results of Operations
We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2021 and 2020 fiscal years were each 52-week years.
Results of Operations of FAT Brands Inc.
The following table summarize key components of our consolidated results of operations for the fiscal years ended December 26, 2021 and December 27, 2020. Certain account balances from the prior period have been reclassified to conform to current period presentation.

(In thousands) For the Fiscal Years Ended

	December 26, 2021	December 27, 2020

Consolidated statement of operations data:

Revenues
Royalties	$42,658	$13,420
Franchise fees	4,023	1,130
Advertising fees	16,728	3,527
Restaurant sales	41,563	—
Factory revenue	13,470	—
Management fees and other revenue	439	41
Total revenues	118,881	18,118

Costs and expenses
General and administrative expense	50,249	14,876
Cost of restaurant and factory revenues	44,242	—
Impairment of goodwill and other intangible assets	1,037	9,295
Refranchising (gain) loss	314	3,827
Acquisition fees	4,242	1,168
Advertising expense	17,973	5,218
Total costs and expenses	118,057	34,384

Income (loss) from operations	824	(16,266)

Other expense, net	(35,944)	(2,283)

Loss before income tax benefit	(35,120)	(18,549)

Income tax benefit	(3,537)	(3,689)

Net loss	$(31,583)	$(14,860)
Net Loss - Net loss for the fiscal year ended December 26, 2021 totaled $31.6 million consisting of revenues of $118.9 million less costs and expenses of $118.1 million and other expense of $35.9 million, plus an income tax benefit of $3.5 million. Net loss for the fiscal year ended December 27, 2020 totaled $14.9 million consisting of revenues of $18.1 million less costs and expenses of $34.4 million, other expense of $2.3 million plus an income tax benefit of $3.7 million. A majority of the variance experienced in 2021 resulted from the acquisition of GFG and Twin Peaks. The 2021 operating results include GFG for approximately five months and Twin Peaks for three months. Fazoli's and Native were acquired at year end and had less of an impact for the 2021 fiscal year (collectively, the "2021 Acquisition Entities").
Revenues - Revenues consist of royalties, franchise fees, advertising fees, restaurant sales, factory revenues, and other income. We earned revenues of $118.9 million for the fiscal year ended December 26, 2021 compared to $18.1 million for the fiscal year ended December 27, 2020. Of the $100.8 million increase, $85.5 million was generated by the 2021 Acquisition Entities. The remaining $15.3 million of improvement reflects revenue from Johnny Rockets, which was acquired during the third quarter of 2020, and the continuing recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.
Costs and Expenses – Costs and expenses consist primarily of general and administrative costs and franchisee support, cost of restaurant and factory revenues, impairment of goodwill and other intangible assets, net refranchising (gains) losses, acquisition costs and advertising expense. Our costs and expenses increased from $34.4 million in the 2020 fiscal year to $118.1 million in the comparable period of 2021. The 2021 Acquisition Entities accounted for $73.7 million of the $83.7 million increase for the year.
General and administrative expenses increased $35.4 million for the fiscal year ended December 26, 2021 compared to the prior year. The 2021 Acquisition Entities incurred $17.8 million of that increase. The remaining variance of $17.5 million was primarily the result of increases in compensation costs, professional fees and travel, reflecting the significant expansion of the organization.
Cost of restaurant and factory revenues totaled $44.2 million for the year ended December 26, 2021 and were almost exclusively related to the 2021 Acquisition Entities. These costs relate to the operations of company owned restaurant locations and the dough factory operated by GFG, which currently sells products exclusively to our brands.
We recorded non-cash goodwill and tradename impairment charges of $1.0 million and $9.3 million during the fiscal year ended December 26, 2021 and December 27, 2020, respectively.
Refranchising net loss for the fiscal year ended December 26, 2021 were comprised of restaurant operating costs, net of food sales, of $3.0 million, partially offset by $2.7 million in net gains related to the sale of refranchised restaurants. Refranchising net loss for the fiscal year ended December 27, 2020 were comprised of restaurant operating costs, net of food sales, of $2.4 million, plus $1.4 million in net losses related to the sale or closure of refranchised restaurants.
Acquisition costs during the 2021 fiscal year totaled $4.2 million, primarily representing costs incurred for the acquisition of the 2021 Acquisition Entities. For the 2020 fiscal year, acquisition costs totaled $1.2 million, and related primarily to the acquisition of Johnny Rockets and the merger with FCCG.
Advertising expenses increased $12.8 million for the fiscal year ended December 26, 2021 compared to the prior year. These expenses vary in relation to the advertising revenue and reflect the addition of advertising expenses of the 2021 Acquisition Entities and the increase in customer activity as the recovery from COVID continues.
Other Expense, net – Other expense for the fiscal year ended December 26, 2021 totaled $35.9 million and consisted primarily of net interest expense of $29.1 million and net losses on extinguishment of debt in the amount of $7.6 million. Other expense for the fiscal year ended December 27, 2020 totaled $2.3 million and consisted primarily of net interest expense of $4.9 million. These costs were partially offset by gains relating to a derivative liability in the amount of $0.9 million and a gain of $1.7 million on the revaluation of the contingent portion of consideration for a previous acquisition.
Provision for income taxes – We recorded an income tax benefit of $3.5 million for the year ended December 26, 2021, compared to an income tax benefit of $3.7 million for the fiscal year ended December 27, 2020. These tax results were based on a net losses before taxes of $35.1 million for 2021 and $18.5 million for 2020.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the fiscal year ended December 26, 2021 consisted of cash provided by borrowings and the issuance of preferred stock.

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
We also may acquire additional restaurant concepts. These acquisitions typically require capital investments in excess of our normal cash on hand. We would expect that future acquisitions will necessitate financing with additional debt or equity transactions. If we are unable to obtain acceptable financing, our ability to acquire additional restaurant concepts likely would be negatively impacted.
We have $135.0 million of put options on our Series B Cumulative Preferred Stock due in fiscal 2022. The Company has contractual options pursuant to the put/call agreements to extend this repayment via incremental interest payments and there are capital market options that the Company may consider. We believe that we have sufficient liquidity to meet our liquidity needs and capital resource requirements for at least the next twelve months primarily through currently available cash and cash equivalents, cash flows from operations and access to the capital markets.
As of December 26, 2021, we had cash and restricted cash totaling $99.9 million.
Debt Issuances (Whole-Business Securitizations)
During the fiscal year ended December 26, 2021, we financed our acquisitions and operations through the issuance of notes by four special purpose, wholly-owned financing subsidiaries identified below, which own substantially all of our operations. The Company acts as the manager of each of these subsidiaries under a Management Agreement and performs management, franchising, distribution, intellectual property and operational functions on behalf of the subsidiaries and receives a management fee.
FAT Brands Royalty I, LLC
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), our special purpose, wholly-owned subsidiary, completed the Offering of three tranches of fixed rate senior secured notes (collectively, the “2021 FB Royalty Securitization Notes”). Net proceeds from the issuance of the 2021 FB Royalty Securitization Notes totaled $140.8 million, which consisted of the combined face amount of $144.5 million, net of debt offering costs of 3.0 million and original issue discount of $0.7 million. A portion of the proceeds of the 2021 FB Royalty Securitization Notes were used to repay and retire similar notes issued in 2020 under the Base Indenture (the "2020 Securitization Notes"). The payoff amount totaled $83.7 million, which included principal of $80.0 million, accrued interest of $2.2 million and prepayment premiums of $1.5 million. The remaining proceeds were available for working capital. FB Royalty owns the following brands: Fatburger, Johnny Rockets, Buffalo's Cafe and Buffalo's Express, Ponderosa Steakhouse, Bonanza Steakhouse, Hurricane Grill & Wings and Yalla Mediterranean.
FAT Brands GFG Royalty I, LLC
In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC (“GFG Royalty”), our special purpose, wholly-owned subsidiary, completed the issuance and sale in a private offering (the “GFG Offering”) of three tranches of fixed rate senior secured notes (the "GFG Securitization Notes"). Net proceeds from the issuance of the GFG Securitization Notes totaled $338.9 million, which consisted of the combined face amount of $350.0 million, net of debt offering costs of $6.0 million and original issue discount of $5.1 million. Substantially all of the proceeds were used to acquire GFG. FGF Royalty owns the following restaurant brands and our factory operations in Atlanta, GA: Round Table Pizza, Marble Slab Creamery, Great American Cookies, Hot Dog on a Stick and Pretzelmaker.
FAT Brands Twin Peaks I, LLC
In connection with the acquisition of Twin Peaks, on October 1, 2021, we completed the issuance and sale in a private offering through our special purpose, wholly-owned subsidiary, FAT Brands Twin Peaks I, LLC, of an aggregate principal amount of $250.0 million of Series 2021-1 Fixed Rate Secured Notes (the "Twin Peaks Securitization Notes"). Net proceeds from the issuance of the Twin Peaks Securitization Notes totaled $236.9 million, which consisted of the combined face amount of $250.0 million, net of debt offering costs of $5.6 million and original issue discount of $7.5 million. We used the net proceeds from the sale of the Notes to finance the cash portion of the purchase price for the acquisition of Twin Peaks Buyer, LLC and its direct and indirect subsidiaries. FAT Brands Twin Peaks I, LLC owns the Twin Peaks restaurant brand.
FAT Brands Fazoli's Native I, LLC
In connection with the acquisition of Fazoli's and Native Grill & Wings, on December 15, 2021, we completed the issuance and sale in a private offering through our special purpose, wholly-owned subsidiary, FAT Brands Fazoli's Native I, LLC, of an aggregate principal amount of $193.8 million of Series 2021-1 Fixed Rate Secured Notes (the "Fazoli's-Native Securitization Notes"). Net proceeds from the issuance of the Fazoli's-Native Securitization Notes totaled $180.6 million, which consisted of the combined face amount of $193.8 million, net of debt offering costs of $3.8 million and original issue discount of $9.4 million. The proceeds were used to close the acquisitions of Fazoli's and Native, and to provide working capital for the Company. FAT Brands Fazoli's Native I, LLC owns the Fazoli's and Native Grill & Wings restaurant brands.
Equity Issuances
On June 22, 2021, we completed an underwritten public offering of 460,000 shares of our 8.25% Series B Cumulative Preferred Stock at a price of $20.00 per share. The net proceeds of the offering totaled $8.3 million (net of $0.9 million in underwriting discounts and other offering expenses).
On November 1, 2021, we closed an additional underwritten public offering of 1,000,000 shares of our 8.25% Series B Cumulative Preferred Stock at a price of $18.00 per share. The net proceeds of this offering totaled $16.8 million (net of $1.2 million in underwriting discounts and other offering expenses).
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
Comparison of Cash Flows
Our cash and restricted cash balance was $99.9 million as of December 26, 2021, compared to $7.2 million as of December 27, 2020.
The following table summarize key components of our audited consolidated cash flows for the fiscal years ended December 26, 2021 and December 27, 2020:

(In thousands) For the Fiscal Years Ended

	December 26, 2021	December 27, 2020

Net cash provided by (used in) operating activities	$682	$(11,484)
Net cash used in investing activities	(723,200)	(36,575)
Net cash provided by financing activities	815,228	55,245
Increase (decrease) in cash flows	$92,710	$7,186
Operating Activities
Net cash provided by operating activities increased $12.2 million in 2021 compared to 2020, primarily due to the improvement of operating results in 2021 and changes in working capital.
Investing Activities
Net cash used in investing activities was $723.2 million in 2021, primarily related to the acquisition of GFG, Twin Peaks, Fazoli's and Native Grill & Wings. Net cash used in investing activities was $36.6 million in 2020, primarily related to the acquisition of Johnny Rockets and an increase in advances to affiliates over 2019 levels.

Financing Activities
Net cash from financing activities was $815.2 million in 2021, primarily as a result of the whole business securitization transaction, the three securitization transactions relating to the acquisitions of GFG, Twin Peaks, Fazoli's and Native Grill & Wings and the issuance of Series B Cumulative Preferred Stock, net of repayments of borrowings of $93.3 million.

Dividends
On April 20, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on May 07, 2021 to stockholders of record as of May 03, 2021, for a total of $1.6 million.
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
On November 2, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on December 1, 2021 to stockholders of record as of November 17, 2021, for a total of $2.1 million.
In connection with the acquisition of FCCG by the Company, in December 2020, the Company declared a special stock dividend (the “Special Dividend”) payable only to holders of our Common Stock on the record date, other than FCCG, consisting of $0.2319998077 shares of the Company’s Series B Preferred Stock for each outstanding share of Common Stock held by such stockholders. The value of fractional shares of Series B Preferred Stock was paid in cash and totaled approximately $29,000. The Special Dividend was paid on December 23, 2020 and resulted in the issuance of $0.5 million additional shares of Series B Preferred Stock with a market value on the payment date of approximately $8.9 million.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of December 26, 2021, we do not have any material commitments for capital expenditures.
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
Royalties: In addition to franchise fee revenue, we collect a royalty calculated as a percentage of net sales from our franchisees. Royalties range from 0.75% to 7% and are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.
Advertising: We require advertising payments from franchisees based on a percent of their net sales. We also receive, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and associated expense is recorded on the consolidated statement of operations. Assets and liabilities associated with the related advertising fees are reflected in the Company’s consolidated balance sheets.
Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise, as was done in 2020 and 2021. The Company recorded impairment charges in the amount of $1.0 million and $9.3 million relating to goodwill and other intangible assets during the year ended December 26, 2021 and December 27, 2020, respectively.
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
Share-based compensation: We have a stock option plan which provides for options to purchase shares of our common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. (See Note 16 in our consolidated financial statements for more details on our share-based compensation.)
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

Off-Balance Sheet Arrangements
As of December 26, 2021, we did not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required as FAT Brands is considered a smaller reporting company.
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
(a)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(b)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(c)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 26, 2021.
Because we are a non-accelerated filer, we are not required to include an attestation report by our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting in this annual report as of December 26, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 26, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration, the details of which are described in this Annual Report under "Part IV. Item 15. Audited Consolidated Financial Statements. Note 14" and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Below is a list of the names and ages, as of February 28, 2022, of our directors and executive officers, and a description of the business experience of each of them.

Name	Age	Position
Andrew A. Wiederhorn	56	President and Chief Executive Officer, Director
Edward H. Rensi	77	Chairman of the Board of Directors
Kenneth J. Anderson	67	Director
Amy V. Forrestal	56	Director
Squire Junger	71	Director
James Neuhauser	63	Director
Kenneth J. Kuick	53	Chief Financial Officer
Thayer D. Wiederhorn	33	Chief Operating Officer
Taylor A. Wiederhorn	33	Chief Development Officer
Robert G. Rosen	55	Executive Vice President of Capital Markets
Allen Z. Sussman	57	Executive Vice President and General Counsel
Ron Roe	44	Senior Vice President of Finance

Andrew A. Wiederhorn has served as a director and President and Chief Executive Officer of FAT Brands Inc. since its formation. Mr. Wiederhorn also serves as President and Chief Executive Officer. He also served as the Chairman of the Board of Directors and Chief Executive Officer of Fog Cutter Capital Group Inc. since its formation in 1997. Mr. Wiederhorn previously founded and served as the Chairman of the Board of Directors and Chief Executive Officer of Wilshire Financial Services Group Inc. and Wilshire Credit Corporation. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California in 1987, with an emphasis in Finance and Entrepreneurship. He previously served on the Board of Directors of Fabricated Metals, Inc., The Boy Scouts of America Cascade Pacific Council, The Boys and Girls Aid Society of Oregon, University of Southern California Associates, Citizens Crime Commission of Oregon, and Economic Development Council for the City of Beverly Hills Chamber of Commerce. Mr. Wiederhorn was featured as the Fatburger CEO on the CBS television program “Undercover Boss” in 2013.
Edward H. Rensi has served on the board of directors of FAT Brands Inc. since its formation and became Chairman of the Board on October 20, 2017. Mr. Rensi is the retired president and chief executive officer of McDonald’s USA. Prior to his retirement in 1997, Mr. Rensi devoted his entire professional career to McDonald’s, joining the company in 1966 as a “grill man” and part-time manager trainee in Columbus, Ohio. He was promoted to restaurant manager within a year, and went on to hold nearly every position in the restaurant and field offices, including franchise service positions in Columbus, Ohio and Washington, D.C. In 1972, he was named Philadelphia district manager, and later became regional manager and regional vice president. In 1978, he transferred from the field to the company’s home office in Oak Brook, Illinois, as vice president of Operations and Training, where he was responsible for personnel and product development. In 1980, he became executive vice president and chief operations officer, and was appointed senior executive vice president in 1982. Mr. Rensi was promoted to president and chief operating office of McDonald’s USA in 1984. In 1991, he was named chief executive officer. As president and CEO of McDonald's USA, his responsibilities included overseeing all domestic company-owned and franchisee operations, in addition to providing direction relative to sales, profits, operations and service standards, customer satisfaction, product development, personnel, and training. Mr. Rensi was directly responsible for management of McDonald’s USA, which consisted of eight geographic zones and 40 regional offices. During his 13-year term as president, McDonald’s experienced phenomenal growth. U.S. sales doubled to more than $16 billion, the number of the U.S. restaurants grew from nearly 6,600 to more than 12,000, and the number of U.S. franchisees grew from 1,600 to more than 2,700. Since his retirement, Mr. Rensi has held consulting positions. From January 2014 to July 2015, Mr. Rensi served as director and interim CEO of Famous Dave’s of America, Inc. Mr. Rensi received his B.S. in Business Education from Ohio State University in Columbus, Ohio. Mr. Rensi was selected to the Board of Directors because of his long career in hospitality and restaurant franchising, and because he possesses particular knowledge and experience in strategic planning and leadership of complex organizations and hospitality businesses.

Kenneth J. Anderson became a member of the board of directors of FAT Brands Inc. on October 19, 2021. Mr. Anderson has more than 35 years of experience in advising families, corporate executives and business owners, providing financial strategies related to taxes, estate planning, investments, insurance and philanthropy. Mr. Anderson currently serves as the CEO of the investment firm, Cedar Tree Capital, where he provides strategic planning to high-net-worth family groups with a focus on public equities and alternative investments. Prior to Cedar Tree Capital, Mr. Anderson served as a Director at leading independent wealth management firm, Aspiriant, where he also was a member of the Board of Directors, and served as a member of the Board of Directors of Fog Cutter Capital Group Inc. Mr. Anderson was one of the co-founders of Quintile Wealth Management and myCFO, an integrated wealth management firm established in 2002 in Los Angeles, which merged with Kochis Fitz in 2008 to become Aspirant. Prior to Quintile, Mr. Anderson was a Tax Partner at Arthur Andersen LLP for 20 years. In addition to his decades of professional experience, Mr. Anderson is a certified public accountant and licensed attorney.

Amy V. Forrestal became a member of the board of directors of FAT Brands Inc. on October 19, 2021. Ms. Forrestal is a seasoned executive and investment banker for companies in the restaurant and franchising industries. Ms. Forrestal serves as Managing Director of Brookwood Associates, an investment banking firm based in Atlanta, GA. Ms. Forrestal established Brookwood’s Restaurant and Hospitality Group, and spearheaded noteworthy deals for brands such as Beef O’ Brady’s, Fuddruckers, Rita’s Italian Ice, Quiznos, Zoes Kitchen and The Habit Burger Grill. Prior to joining Brookwood, Ms. Forrestal was a Managing Director in Banc of America Securities’ Mergers and Acquisitions group. Over her 15 years at Banc of America Securities and its predecessor organizations, including NationsBanc Montgomery Securities, Ms. Forrestal advised senior management teams, boards of directors and business owners in a variety of strategic and financial transactions, including acquisitions, leveraged buyouts, exclusive sales, divestitures, ESOPs, public equity and debt offerings and private equity and debt placements. Ms. Forrestal earned a Bachelor of Arts degree cum laude with a double major in mathematics and economics from Duke University. She was named one of 25 women in the Mid-Market M&A by Mergers and Acquisition magazine in 2015 and 2016.
Squire Junger became a member of the board of directors of FAT Brands Inc. on October 20, 2017. Mr. Junger is a co-founder and a managing member of Insight Consulting LLC, a management consulting firm based in the Los Angeles area, providing advice in mergers and acquisitions, corporate divestitures, business integration diagnostics, real estate investment, acquisition, development and construction and litigation support services. Prior to co-founding Insight in 2003 he was a partner at Arthur Andersen LLP, which he joined in 1972. Mr. Junger co-developed and managed the west coast Transaction Advisory Services practice at Andersen, providing comprehensive merger and acquisition consulting services to both financial and strategic buyers and sellers. Mr. Junger is a certified public accountant in California and received Bachelor of Science and M.B.A. degrees from Cornell University. Mr. Junger was selected to the Board of Directors because he brings substantial expertise in financial and strategic planning, mergers and acquisitions, and leadership of complex organizations.
James Neuhauser has served on the board of directors of FAT Brands Inc. since its formation. Mr. Neuhauser is a Senior Managing Director in the Private Capital Markets Group of Stifel Nicolas & Company. Mr. Neuhauser is also the Managing Member of Turtlerock Capital, LLC, a company that finances and invests in real estate development projects. He previously worked for FBR & Co. for more than 24 years, including positions as Chief Investment Officer, Head of Investment Banking and Head of the Real Estate and Financial Services groups in Investment Banking through October 2016. He also served as Head of FBR’s Commitment Committee and was a member of the firm’s Executive Committee. Prior to joining FBR, Mr. Neuhauser was a Senior Vice President of Trident Financial Corporation for seven years, where he specialized in managing stock offerings for mutual to stock conversions of thrift institutions. Before joining Trident, he worked in commercial banking with the Bank of New England. Mr. Neuhauser is a CFA charter holder and a member of the Society of Financial Analysts. He received a Bachelor of Arts from Brown University and an M.B.A. from the University of Michigan. Mr. Neuhauser was selected to the Board of Directors because he brings substantial expertise in financial and strategic planning, investment banking complex financial transactions, mergers and acquisitions, and leadership of complex organizations.

Kenneth J. Kuick has served as the Chief Financial Officer since May 31, 2021. Prior to joining the Company, Mr. Kuick served as Chief Financial Officer of Noodles & Company, a national fast-casual restaurant concept, from November 2018 to August 2020, where he was responsible for leading the Company’s finance, accounting and supply chain operations. Prior to that, Mr. Kuick served as Chief Accounting Officer of VICI Properties Inc., a real estate investment trust specializing in casino properties, from October 2017 to August 2018, where he was responsible for accounting, consolidated financial operations, capital markets transactions, treasury, internal audit, tax and external reporting. Prior to that, Mr. Kuick served as Chief Accounting Officer of Caesars Entertainment Operating Company, a subsidiary of Caesars Entertainment Corporation, and as Vice President, Assistant Controller for Caesars Entertainment Corporation. Mr. Kuick is a Certified Public Accountant and earned his Bachelor of Science degree in Accounting and Business Systems from Taylor University.

Thayer Wiederhorn has served as the Chief Operating Officer since November 2021 where he is responsible for day-to-day business operations and providing leadership to management to ensure short-term and long-term business strategies are implemented and executed and that the organization's capabilities are optimized. Prior to that, Mr. Wiederhorn served as Chief Marketing Officer since March 2017 where he oversaw global branding and marketing for over 2,000 franchise-owned restaurants. Mr. Wiederhorn served as Vice President - Marketing of Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc. From June 2012 through March 2017 and as Director of Marketing of Fatburger North America Inc. from July 2011 through June 2012. Additionally, he served as Marketing Coordinator from April 2011 through June 2011 and Brand Development Agent from October 2010 through April 2011. Mr. Wiederhorn started his career working in Fatburger restaurants and food-trucks. Mr. Wiederhorn received his Bachelor of Science degree in Business Administration, with an emphasis in Finance Business Economics, from the University of Southern California.

Taylor Wiederhorn has served as the Chief Development Officer since October 2017. Previously, Mr. Wiederhorn served as Vice President - Franchise Marketing and Development for Fatburger North America from September 2011 until October 2017. Mr. Wiederhorn graduated from the USC Marshall School of Business with a Bachelor of Science degree in Business Administration with a concentration in corporate Finance.

Robert G. Rosen has served as the Executive Vice President of Capital Markets since April 2021. Prior to joining the company, he had been the Managing Member of Kodiak Financial Group LLC since 2004. Kodiak invests in credit classes of ABS and MBS securities, purchases individual real estate loans and portfolios, purchases and manages real estate developments and invests in private equity transactions as well as venture capital transactions. Mr. Rosen began his career in commercial banking, focusing on direct lending for Fleet Bank (then Fleet Norstar Bank) in Albany NY after completing their extensive management training program. This was followed in 1990 by a career on Wall Street, working for Bankers Trust (now Deutsche Bank) and Kidder Peabody in structured finance and investment banking focusing primarily on credit derivatives including securitizations, asset-based lending as well as financing and banking commercial banks and other originators of securitizable assets. After Kidder, Mr. Rosen joined Black Diamond Advisors and Black Diamond Securities (and ultimately Black Diamond Capital Management). He served as a Director and FINOP of the Black Diamond entities, with a continued focus on structured finance transactions and credit as well as portfolio management (banking, sales and trading) and servicing. Mr. Rosen continued his career at Bank of Tokyo Mitsubishi and several buy side firms. He continues to be a long-term consultant to Black Diamond Capital Management and serves on multiple advisory boards and committees of Black Diamond. Mr. Rosen holds an MBA and a BA degree from Union College in Managerial Economics.

Allen Z. Sussman has served as the General Counsel and Executive Vice President for Corporate Development since March 2021. Prior to that time, Mr. Sussman was a partner at the law firm of Loeb & Loeb LLP in Los Angeles, California, specializing in corporate and securities law, and served as the primary outside corporate and securities counsel of FAT Brands. Prior to private practice, in the early 1990s Mr. Sussman served as an attorney with the Division of Enforcement of the U.S. Securities and Exchange Commission in Washington, DC. Mr. Sussman holds a B.S. degree in Industrial and Labor Relations from Cornell University and a J.D. degree from Boston University School of Law.

Ron Roe currently serves as the Senior Vice President of Finance. Prior to August 16, 2018, Mr. Roe served as the Chief Financial Officer since 2009 and served as the Vice President of Finance from 2007 to 2009. Prior to 2007, Mr. Roe was an acquisitions associate for Fog Cutter Capital Group Inc. He began his career as an investment banking analyst with Piper Jaffray. Mr. Roe attended UC Berkeley, where he earned a Bachelor of Arts degree in Economics.
Family Relationships

The following family members of Andrew Wiederhorn are employed by the Company in the capacities indicated below:

•Thayer Wiederhorn, son of Andrew Wiederhorn, serves as Chief Operating Officer of the Company. During fiscal 2021, Thayer Wiederhorn received total cash compensation from the Company of approximately $1,080,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase zero shares of the Company’s common stock granted in previous years. Andrew Wiederhorn does not have a material interest in Thayer Wiederhorn’s employment, nor do they share a household.
•Taylor Wiederhorn, son of Andrew Wiederhorn, serves as Chief Development Officer of the Company. During fiscal 2021, Taylor Wiederhorn received total cash compensation from the Company of approximately $960,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase zero shares of the Company’s common stock granted in previous years. Andrew Wiederhorn does not have a material interest in Taylor Wiederhorn’s employment, nor do they share a household.
•Mason Wiederhorn, son of Andrew Wiederhorn, serves as Creative Director of the Company. During fiscal 2021, Mason Wiederhorn received total cash compensation from the Company of approximately $740,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase zero shares of the

Company’s common stock granted in previous years. Andrew Wiederhorn does not have a material interest in Mason Wiederhorn’s employment, nor do they share a household.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 26, 2021, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5, except that (i) Squire Junger filed two late Form 4s for two transactions, (ii) Kenneth Anderson filed one late Form 4 for one transaction, (iii) Amy Forrestal filed two late Form 4s for two transactions, (iv) Kenneth Kuick filed a late Form 3 and two late Form 4s for two transactions, (v) Thayer Wiederhorn filed one late Form 4 for one transaction, (vi) Taylor Wiederhorn filed one late Form 4 for one transaction, (vii) Ron Roe filed two late Form 4s for two transactions, (viii) each of Allen Sussman and Robert Rosen failed to file a timely Form 3, and (ix) Fog Cutter Holdings, LLC filed a late Form 3 and one late Form 4 for one transaction.
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
Board Committees
During fiscal 2021, our Board of Directors held 44 meetings. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors on which he or she serves.
The following table sets forth the three standing committees of our Board and the members of each committee as of December 26, 2021 and the number of meetings held by our Board of Directors and the committees during 2021:

Director	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Edward Rensi	Chair		Chair	Chair
James Neuhauser	X	Chair	X
Squire Junger	X	X		X
Amy V. Forrestal	X	X		X
Kenneth J. Anderson	X	X	X
Andrew Wiederhorn	X

Meetings in 2021:	44	4	3	2
To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, the functions of which are described below.
Audit Committee
The Audit Committee is responsible for, among other matters:
•appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing with our independent registered public accounting firm the scope and results of their audit;
•approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
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
The Compensation Committee is responsible for the following, among other matters, as required from time to time:
•reviewing and recommending to our board of directors the compensation of our Chief Executive Officer and other executive officers and the outside directors;
•conducting a performance review of our Chief Executive Officer;
•administering the Company’s incentive-compensation plans and equity-based plans as in effect or as adopted from time to time by the Board of Directors;
•approving any new equity compensation plan or material change to an existing plan where stockholder approval has not been obtained;
•reviewing our compensation policies; and
•if required, preparing the report of the Compensation Committee for inclusion in our annual proxy statement.
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
The Nominating and Corporate Governance Committee is responsible for the following, among other matters, as required from time to time:
•identify qualified individuals to serve as members of the Company’s board of directors;
•review the qualifications and performance of incumbent directors;
•review and consider director candidates who may be suggested by any director or executive officer or by any stockholder of the Company; and
•review considerations relating to board composition, including size of the board, term, and the criteria for membership on the board.
The Board of Directors has adopted a charter for the Nominating and Corporate Governance Committee on October 19, 2017. A copy of the Compensation Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Nominating and Corporate Governance Committee reviews and reassesses the adequacy of the charter on an annual basis.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the compensation for the fiscal years ended December 26, 2021 and December 27, 2020 awarded to, earned by, or paid to our principal executive officer and our other two most highly compensated executive officers. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards (2) ($)	All other Compensation (3) ($)	Total ($)
Andrew A. Wiederhorn	2021	546,615	1,500,000	—	607,000	221,294	2,874,909
Chief Executive Officer	2020	400,000	—	—	5,548	—	405,548

Robert G. Rosen (1)	2021	395,866	480,000	857,000	607,000	—	2,339,866
EVP, Capital Markets

Kenneth J. Kuick (1)	2021	253,077	200,000	1,040,000	607,000	25,000	2,125,077
Chief Financial Officer
Explanatory Notes:
(1)     Robert G. Rosen was appointed as EVP, Capital Markets in March 2021 and Kenneth J. Kuick was appointed as Chief Financial Officer in May 2021; therefore, Mr. Rosen and Mr. Kuick were not NEOs in 2020.
(2)     Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 26, 2021 and December 27, 2020, in accordance with ASC 718 of awards pursuant to the Stock Option Plan. Assumptions used in the calculation of this amount for fiscal year ended December 26, 2021 are included in footnote 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 26, 2021, included in Part IV of this Annual Report on Form 10-K.
(3)     The amount disclosed for Mr. Wiederhorn reflects the aggregate incremental cost to the Company of providing him with certain personal use of leased aircraft pursuant to his employment agreement. This cost is calculated based on the applicable hourly rate charged to the Company for leased aircraft. The amount disclosed for Mr. Kuick reflects relocation benefits related to his appointment as Chief Financial Officer in May 2021.
Executive Employment Agreements

There are no written employment agreements between the Company and any of its employees, other than Andrew A. Wiederhorn.

On November 18, 2021, the Company entered into an Employment Agreement (the “Employment Agreement”) with Andrew A. Wiederhorn, who has served as the Company’s Chief Executive Officer since its inception. Pursuant to the Employment Agreement, Mr. Wiederhorn’s term as Chief Executive Officer will continue for a period of three years from July 1, 2021, the effective date of the Employment Agreement, unless earlier terminated as provided in the Employment Agreement, and will be automatically extended for additional terms of successive two year periods unless the Company or Mr. Wiederhorn gives written notice of the termination of his employment at least 180 days prior to the expiration of the then current termination date.

Pursuant to the Employment Agreement, Mr. Wiederhorn’s annual base salary is $750,000, subject to an annual merit-based increases in the sole discretion of the Board of Directors of the Company (the “Board”). Mr. Wiederhorn will also be eligible for an annual discretionary bonus in the sole discretion of the Board, with a target annual discretionary Bonus of up to 100% of base salary and a maximum of 300% of base salary for exceptional performance in the sole discretion of the Board. Mr. Wiederhorn’s eligibility to receive a bonus for any particular calendar year is subject to the achievement by him and the Company, as applicable, of personal and Company-wide targets to be established by the Company in the discretion of the Board.

Pursuant to the Employment Agreement, Mr. Wiederhorn will be eligible to receive awards of equity from time to time in the form of stock options, stock purchase rights and/or restricted stock awards. Such awards will be subject to the achievement by Mr. Wiederhorn and the Company, as applicable, of personal and Company-wide targets to be established by the Company, on such terms and subject to such conditions as the Board shall determine as of the date of any such grant. In the event of a change in control (as defined in the Employment Agreement), Mr. Wiederhorn’s continuous employment is involuntarily terminated without “cause” (as defined in the Employment Agreement), or Mr. Wiederhorn resigns from continuous employment for “good reason” (as defined in the Employment Agreement), and in any case other than as a result of his death or disability, then 100% of the equity awards that are then unvested will become fully vested. In addition, in the event that Mr. Wiederhorn’s employment is terminated by the Company without “cause” or by Mr. Wiederhorn for “good reason”, Mr. Wiederhorn will be entitled to receive severance of 12 months of base salary payable on the Company’s regular payroll schedule.

The Employment Agreement also entitles Mr. Wiederhorn to participate in the benefit plans or programs that the Company may make available to employees and their families from time to time. The Employment Agreement also provides for certain other ancillary benefits, including the reimbursement of all reasonable business expenses and, for security purposes, use at the Company’s expense of private aircraft transportation for all business-related travel. The Company will also bear expenses for Mr. Wiederhorn’s personal use of private aircraft transportation that does not exceed 100 hours of flight time in any calendar year. In addition, Mr. Wiederhorn is entitled to 25 days of paid time off during each twelve-month period of employment.

OUTSTANDING EQUITY AWARDS AT FISCAL 2021 YEAR END
The following table summarizes the outstanding equity award holdings of our named executive officers as of December 26, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date
Andrew A.	15,318	—	—	$11.75	10/19/2027
Wiederhorn, Chief Executive Officer	15,318	—	—	$5.28	12/10/2028
	—	100,000	—	$11.43	11/16/2031
Robert G. Rosen	—	100,000	—	$11.43	11/16/2031
EVP, Capital Markets
Kenneth J.	—	100,000	—	$11.43	11/16/2031
Kuick, Chief Financial Officer
Explanatory Notes: In addition to the option award listed above, during the year ended December 26, 2021, Kenneth J. Kuick was awarded 100,000 restricted shares of the Company's Class A common stock. The shares vest over three years, with one-third of the award vesting each year. Mr. Kuick is entitled to dividends declared on the restricted shares during the vesting period.
Option Exercises and Stock Vested
None of the named executives acquired shares of the Company’s stock through exercise of options during the year ended December 26, 2021.
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

We pay each non-employee director serving on our Board of Directors $80,000 in annual cash compensation, an additional $40,000 in annual cash compensation for service on Board committees, and an annual equity award of stock options to acquire 30,636 shares of common stock. The stock options issued to directors are awarded under our 2017 Omnibus Equity

Incentive Plan. The non-employee director compensation policy may be amended, modified or terminated at any time by our Board of Directors or Compensation Committee.

At various times upon the quarterly payment dates of the cash component of director compensation, the Board has allowed each independent director to elect to receive his or her cash compensation in the form of common stock of the Company at market value at the time the election is made. Under such arrangement, during fiscal 2021, the independent directors elected to acquire an aggregate of 1,401 shares of common stock in 2021 at a weighted average price per share of $10.70.

The terms of the equity award described above are set forth in the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands and its subsidiaries. The Plan provides for a maximum of 4,000,000 shares available for grant and is administered by the Compensation Committee of the Board of Directors.
The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors for the fiscal year ended December 26, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)

Edward H. Rensi	120,000	—	44,000	164,000
Kenneth A. Anderson (2)	30,000	—	14,000	44,000
Amy V. Forrestal (2)	15,000	15,000	14,000	44,000
Squire Junger	120,000	—	44,000	164,000
James Neuhauser	120,000	—	44,000	164,000

Explanatory Notes:
(1)Reflects the dollar amount of awards pursuant to the Plan recognized for financial statement reporting purposes for the fiscal year ended December 26, 2021. Assumptions used in the calculation of this amount are included in footnote 16 to the Company’s audited consolidated financial statements included in Part IV of this Annual Report on Form 10-K. During 2021, the directors were each granted options to purchase 30,636 shares of common stock with an aggregate grant date fair value of $186,000.
(2)Mr. Anderson and Ms. Forrestal were appointed to the Board of Directors effective as of October 19, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL STOCKHOLDERS
Common Stock

The following table sets forth information, as of February 28, 2022, with respect to the beneficial ownership of our Class A common stock and our Class B common stock by:

●	each person known by us to beneficially own more than 5% of our Class A common stock or Class B common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our executive officers and directors as a group.

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

As of February 28, 2022, there were issued and outstanding 15,115,777 shares of Class A common stock and 1,270,805 shares of Class B common stock.

	Class A Common Stock Beneficially Owned				Class B Common Stock Beneficially Owned			Percent of Total Voting Power †
Name of beneficial owner	Number			%	Number	%
Greater than 5% Stockholders
Fog Cutter Holdings LLC	7,033,297	(1)		46.5%	703,414	55.4%		55.3%
LS Global Franchise L.P.	2,259,594	(2)		14.9%	—	*		*
Geode Capital Holdings LLC	—		—	*	77,586	6.1%	(3)	6.1%
Gregory Fortunoff and certain persons	843,430	(4)		5.5%	49,596	3.9%		3.9%
Named Executive Officers and Directors
Andrew A. Wiederhorn	7,207,265	(5)		47.2%	705,847	55.5%		55.5%
Robert G. Rosen	100,000	(6)		*	10,000	*		*
Kenneth J. Kuick	100,000	(6)		*	10,000	*		*
Kenneth J. Anderson	151,648	(7)		*	16,353	1.3%		1.3%
Amy V. Forrestal	1,401	(7)		*	—	*		*
Squire Junger	182,625	(8)		1.2%	2,870	*		*
James Neuhauser	159,097	(9)		1.0%	8,803	*		*
Edward Rensi	84,602	(10)		*	3,354	*		*
All directors and executive officers as a group (twelve persons)	8,595,641	(11)		59.1%	805,480	63.4%		63.3%

†	Represents the voting power with respect to all shares of our Class A common stock and Class B common stock, voting as a single class, beneficially owned by the holder. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 2,000 votes per share.
*	Represents beneficial ownership of less than 1% of the class.
(1)	Includes warrants to purchase 19,148 shares of Class A common stock. The Sole manager of Fog Cutter Holdings, LLC is Andrew Wiederhorn, and its address is 9720 Wilshire Blvd., Suite 500, Beverly Hills, CA 90212
(2)	The Chief Executive Officer of LS Global Franchise L.P. is Michael Serruya, and its address is 210 Shields Court, Markham, Ontario, Canada L3R8V2.
(3)	Based on a Schedule 13G filed on February 9, 2022 jointly by Geode Capital Holdings LLC and Geode Capital Management, LLC. The address provided by Geode is 100 Summer Street, 12th Floor, Boston, MA 02110.
(4)
Includes warrants to purchase 167,435 shares of Class A common stock. Based in part on a Schedule 13D/A filed jointly on September 3, 2021 by Gregory Fortunoff, Scott Fortunoff, Laurie Fortunoff, Jill Gerstenblatt and Darren Gerstenblatt, with an address at 49 West 37th Street, New York, NY 10018. Each such person expressly disclaims beneficial ownership for all purposes of the shares of shares beneficially owned by each other person.

(5)
Includes shares and warrants held by Fog Cutter Holdings, LLC. Mr. Wiederhorn shares voting and dispositive power over such shares and warrants but disclaims beneficial ownership except to the extent of his pecuniary interest therein. Mr. Wiederhorn beneficially holds directly 173,968 shares of Class A common stock, comprised of 23,332 shares of Class A common stock, options to purchase an additional 30,636 shares of Class A common stock that have vested or will vest within 60 days of the effective date of the disclosure, and warrants that are exercisable for an additional 120,000 shares of Class A common stock, including warrants for 100,000 shares owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein. Does not include unvested options to purchase an additional 100,000 shares of Class A common stock.

(6)	Does not include unvested options to purchase an additional 100,000 shares of Class A common stock.
(7)	Does not include unvested options to purchase an additional 30,363 shares of Class A common stock.
(8)
Includes options to purchase 51,060 shares of Class A common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 56,166 shares of Class A common stock. Includes warrants to purchase 25,000 shares of Class A common stock.

(9)
Includes options to purchase 51,060 shares of Class A common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 56,166 shares of Class A common stock. Includes warrants to purchase 20,000 shares of Class A common stock

(10)
Includes options to purchase 51,060 shares of Class A common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 56,166 shares of Class A common stock.

(11)
Includes aggregate options to purchase 306,360 shares of Class A common stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include aggregate unvested options to purchase an additional 729,770 shares of Class A common stock. Includes warrants to purchase 165,000 shares of Class A common stock, 100,000 of which are owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein.

Preferred Stock

The following table sets forth information, as of February 28, 2022, with respect to the beneficial ownership of our non-voting Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) by each of our directors, each of our named executive officers, and all of our executive officers and directors as a group. As of February 28, 2022, there were issued and outstanding 9,158,109 shares of Series B Preferred Stock.

	Series B Preferred Stock Beneficially Owned
Name of beneficial owner	Shares		%
Named Executive Officers and Directors
Andrew A. Wiederhorn	105,429	(1)	*
Robert G. Rosen	232		*
Kenneth J. Kuick	2,000		*
Kenneth J. Anderson	6,431		*
Amy V. Forrestal	—		*
Squire Junger	23,333		*
James Neuhauser	—		*
Edward Rensi	7,781		*
All directors and executive officers as a group (twelve persons)	148701		*

*	Represents beneficial ownership of less than 1% of the class.
(1)
Includes 74,449 shares of Series B Preferred Stock held by Fog Cutter Holdings, LLC. Mr. Wiederhorn shares voting and dispositive power over such shares but disclaims beneficial ownership except to the extent of his pecuniary interest therein. Includes 20,000 shares of the Company’s Series B Preferred Stock owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable Related Person Transactions
Since December 29, 2019, the Company has engaged in certain transactions with Fog Cutter Capital Group Inc., which, prior to December 24, 2020, was the 81.5% parent of the Company. Descriptions of such transactions are included under Notes 3, 10, 12, 13, 15 and 19 to the audited consolidated financial statements of the Company included under Item 15 of this Form 10-K, which information is incorporated herein by this reference. In addition, certain family members of Andrew Wiederhorn are employed by the Company, as discussed above under “Part III, Item 10. Directors, Executive Officers and Corporate Governance / Family Relationships.” Other than such transactions, since December 29, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:
•in which the amount involved exceeds $120,000; and
•in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - TO BE UPDATED WITH BAKER TILLY'S INPUT
Baker Tilly US, LLP, Los Angeles, California, currently serves as our independent registered public accounting firm. The aggregate accounting fees for the years ended December 26, 2021 and December 27, 2020 are as follows (dollars in thousands):

	December 26, 2021	December 27, 2020
Audit fees	$1,128	$329
Audit related fees	$418	$45
Other fees	$—	$—
Audit Committee Pre-Approval Policies and Procedures. The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that Baker Tilly US, LLP is independent. In addition, the Audit Committee pre-approves all work (and the related estimated fees) that is to be performed by our independent registered public accounting firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements
FAT Brands Inc.
(b)Exhibits – See Exhibit Index immediately following the signature pages.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FAT Brands Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FAT Brands Inc. and its subsidiaries (the Company) as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes and Schedule II to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill and Intangible Asset Impairment Assessment
Critical Audit Matter Description
As discussed in Note 2 of the consolidated financial statements, goodwill and intangible assets are tested for impairment at least annually on the reporting unit level, and more frequently if the Company believes indicators of impairment exist. The Company determined that one of the reporting unit's (Yalla Mediterranean) goodwill and intangible assets were impaired and the Company recorded goodwill and intangibles impairment losses of approximately $0.3 million and $0.8 million, respectively, for the year ended December 26, 2021. The determination of the fair value of the reporting units and intangibles requires significant estimates and assumptions. Changes in these assumptions could have a significant impact on either the fair value of the reporting units and intangibles, the amount of any goodwill impairment charge, or both.
We identified the impairment assessment of goodwill and intangibles as a critical audit matter. Auditing management's judgements regarding forecasts of future revenue and operating margin, and the discount rate to be applied involved a high degree of subjectivity.
How the Critical Audit Matter Was Addressed in Our Audit
The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of management's process for determining goodwill and intangible asset impairment;
•Obtaining and reviewing management's goodwill and intangibles impairment analysis including the fair value of reporting units and intangible balances tested;
•Comparing the actual sales to those forecasted by the Company in previous years in order to assess the historical accuracy of management's forecasting;
•Utilizing a valuation specialist to assist in evaluating the valuation methodologies utilized by the Company for goodwill and intangibles by comparing the methodologies to those utilized by other companies holding similar assets, compared management's assumption inputs to information from external sources and available economic forecasts and data;
•Evaluating the estimated fair value of the reporting units to the Company's market capitalization and evaluating whether any variances from the projections or changes in market capitalization were indicative of potential impairment of the goodwill and identifiable intangible assets; and
•Evaluating whether the assumptions used in the goodwill and intangibles impairment analysis were reasonable by considering the past performance of reporting units and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.
Acquisitions - Valuation of Intangible Assets Acquired
Critical Audit Matter Description
As described in Note 3 to the consolidated financial statements, the Company completed four acquisitions of GFG Holdings Inc., Twin Peaks Buyer, LLC, Fazoli's Holdings, LLC and Native Grill & Wings Franchising, LLC with an aggregate purchase price of approximately $912.4 million made up of cash and issuance of common stock and preferred stock. In connection with the acquisitions, the Company recorded $439.7 million of trademarks, $94.0 million of franchise agreements, and $73.9 million of customer relationships. As disclosed, the Company applied significant judgment in estimating the fair value of the intangible assets acquired, which involved the use of certain estimates and assumptions.
We identified valuation of intangible assets acquired as a critical matter because it involved a high degree of judgment and subjectivity in auditing management's forecasted future revenue and operating margin, royalty rates, franchise attrition and the discount rate to be applied.
How the Critical Audit Matter Was Addressed in Our Audit
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company's process for estimating the fair value of the intangible assets acquired;
•Obtaining and reviewing the purchase agreement for relevant terms and conditions;
•Evaluating the reasonableness of management's assumptions related to the forecasted sales, expenses and other significant inputs in the third-party valuation reports for the intangible assets acquired; and
•Utilizing a valuation specialist to assist in evaluating the valuation methodologies utilized by the Company by comparing the methodologies to those utilized by other companies holding similar assets, comparing management's assumptions and inputs to information from external sources and available economic forecasts for reasonableness.
/s/ Baker Tilly US, LLP
We have served as the Company’s auditor since 2019.
Los Angeles, California
March 23, 2022

FAT BRANDS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 26, 2021	December 27, 2020

Assets
Current assets
Cash	$56,656	$3,944
Restricted cash	24,740	2,867
Accounts receivable, net of allowance for doubtful accounts of $4,016 and $739, as of December 26, 2021 and December 27, 2020, respectively	19,555	4,208
Trade and other notes receivable, net of allowance for doubtful accounts of $129 and $103 as of December 26, 2021 and December 27, 2020, respectively	231	208
Assets classified as held for sale	5,476	10,831
Other current assets	11,853	2,365
Total current assets	118,511	24,423

Noncurrent restricted cash	18,525	400
Notes receivable – noncurrent, net of allowance for doubtful accounts of $271, as of December 26, 2021 and December 27, 2020	3,493	1,622
Deferred income tax asset, net	—	30,551
Operating lease right of use assets	98,552	4,469
Goodwill	295,128	10,909
Other intangible assets, net	652,788	47,711
Property and equipment, net	80,501	483
Other assets	2,534	576
Total assets	$1,270,032	$121,144

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$27,527	$8,625
Accrued expenses and other liabilities	46,295	19,833
Deferred income, current portion	2,636	1,887
Accrued advertising	10,853	2,160
Accrued interest payable	10,678	1,847
Dividend payable on preferred shares	1,574	893
Liabilities related to assets classified as held for sale	4,780	9,892
Current portion of operating lease liability	14,341	748
Current portion of redeemable preferred stock, net	67,500	7,961
Current portion of long-term debt	631	19,314
Current portion of acquisition purchase price payable	1,173	—
Other	10,500	17
Total current liabilities	198,488	73,177

Deferred income – noncurrent	17,662	9,099
Acquisition purchase price payable	—	2,806
Deferred income tax liabilities, net	12,921	—
Operating lease liability, net of current portion	92,920	4,011
Long-term debt, net of current portion	904,265	73,852
Other liabilities	976	82
Total liabilities	1,227,232	163,027

Commitments and contingencies (Note 19)

Redeemable preferred stock	64,455	—

Stockholders’ deficit
Preferred stock, $0.0001 par value; 15,000,000 and 5,000,000 shares authorized; 3,221,471 and 1,183,272 shares issued and outstanding at December 26, 2021 and December 27, 2020, respectively; liquidation preference $25 per share	55,661	21,788
Class A and Class B common stock and additional paid-in capital as of December 26, 2021: $0.0001 par value per share: 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,380,552 shares issued and outstanding (Class A 15,109,747, Class B 1,270,805). Common stock and additional paid-in capital as of December 27, 2020: $0.0001 par value; 25,000,000 shares authorized; 11,926,264 shares issued and outstanding.	(24,837)	(42,775)
Accumulated deficit	(52,479)	(20,896)
Total stockholders’ deficit	(21,655)	(41,883)
Total liabilities and stockholders’ deficit	$1,270,032	$121,144

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
For the Fiscal Years Ended December 26, 2021 and December 27, 2020

	2021	2020

Revenue
Royalties	$42,658	$13,420
Restaurant sales	41,563	—
Advertising fees	16,728	3,527
Factory revenues	13,470	—
Franchise fees	4,023	1,130
Management fees and other income	439	41
Total revenue	118,881	18,118

Costs and expenses
General and administrative expense	50,249	14,876
Cost of restaurant and factory revenues	44,242	—
Impairment of goodwill and other intangible assets	1,037	9,295
Refranchising (gain) loss	314	3,827
Acquisition costs	4,242	1,168
Advertising fees	17,973	5,218
Total costs and expenses	118,057	34,384

Income (loss) from operations	824	(16,266)

Other expense
Interest expense, net of interest income of $0 and $3,631 due from affiliates during the fiscal year ended December 26, 2021 and December 27, 2020, respectively	(26,864)	(3,375)
Interest expense related to preferred shares	(2,193)	(1,544)
Loss on extinguishment of debt	(7,637)	(88)
Change in fair value of derivative liability	—	887
Gain on contingent consideration payable adjustment	—	1,680
Other income, net	750	157
Total other expense, net	(35,944)	(2,283)

Loss before income tax benefit	(35,120)	(18,549)

Income tax benefit	(3,537)	(3,689)

Net loss	$(31,583)	$(14,860)

Basic and diluted loss per common share	$(2.15)	$(1.25)
Basic and diluted weighted average shares outstanding	14,656,880	11,897,952
Cash dividends declared per common share	$0.52	$—
The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(dollars in thousands, except share data)
For the Fiscal Year Ended December 26, 2021

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A par value	Class B par value	Additional paid-in capital	Total Common Stock	Shares	Par value	Additional paid-in capital	Total Preferred Stock	Non- controlling interest	Accum- ulated deficit	Total

Balance at December 27, 2020	11,926,264	—	$1	$—	$(42,776)	$(42,775)	1,183,272	$—	$21,788	$21,788	$—	$(20,896)	$(41,883)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,583)	(31,583)
Issuance of common stock through exercise of warrants	559,988	—	—	—	2,091	2,091	—	—	475	475	—	—	2,566
Issuance of preferred stock	—	—	—	—	—	—	1,560,000	—	26,732	26,732	—	—	26,732
Share-based compensation	300,000	—	—	—	1,642	1,642	—	—	—	—	—	—	1,642
Measurement period adjustment in accordance with ASU 2015-16	—	—	—	—	(1,381)	(1,381)	—	—	—	—	—	—	(1,381)
Stock contracted for issue in payment of debt	63,901	—	—	—	831	831	—	—	—	—	—	—	831
Dividends declared on common stock	—	—	—	—	(7,442)	(7,442)	—	—	—	—	—	—	(7,442)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(4,084)	(4,084)	—	—	(4,084)
Issuance of common stock in connection with acquisition of LS GFG Holdings Inc.	1,964,865	—	—	—	22,537	22,537	—	—	—	—	—	—	22,537
Stock dividend of Class B Shares	294,729	1,270,805	1	—	(26)	(25)	—	—	—	—	—	—	(25)
Issuance costs related to common equity	—	—	—	—	(315)	(315)	—	—	—	—	—	—	(315)
Series A Preferred shares retired through issuance of Series B Preferred shares	—	—	—	—	—	—	478,199	—	10,750	10,750	—	—	10,750

Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$—	$(52,479)	$(21,655)

For the Fiscal Year Ended December 27, 2020

	Common Stock				Preferred Stock
	Shares	Par value	Additional paid-in capital	Total Common Stock	Shares	Par value	Additional paid-in capital	Total Preferred Stock	Accumulated deficit	Total

Balance at December 29, 2019	11,860,299	$1	$11,413	$11,414	—	$—	$—	$—	$(6,036)	$5,378
Net loss	—	—	—	—	—	—	—	—	(14,860)	(14,860)
Issuance of common stock in lieu of cash director fees payable	65,965	—	240	240	—	—	—	—	—	240
Issuance of Series B preferred stock		—	—	—	360,000	—	6,134	6,134	—	6,134
Exchange of original Series B preferred stock for newly issued Series B preferred stock	—	—	—	—	60,677	—	1,224	1,224	—	1,224
Exchange of Series A preferred stock for newly issued Series B preferred stock	—	—	—	—	74,449	—	1,861	1,861	—	1,861
Exchange of Series A-1 preferred stock for newly issued Series B preferred stock	—	—	—	—	168,001	—	4,200	4,200	—	4,200
Series B preferred stock issued in Special Dividend			(8,914)	(8,914)	520,145	—	8,885	8,885		(29)
Share-based compensation	—	—	99	99	—	—	—	—	—	99
Extinguishment of derivative liability	—	—	(887)	(887)	—	—	—	—	—	(887)
Grant of warrants to purchase stock	—	—	2,259	2,259	—	—	—	—	—	2,259
Repurchase of warrants	—	—	(742)	(742)	—	—	—	—	—	(742)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	(516)	(516)	—	(516)
Inclusion of accumulated deficit of FCCG entities acquired in the Merger		—	(46,153)	(46,153)					—	(46,153)
Correction of recorded conversion rights associated with Series A-1 preferred shares	—	—	(91)	(91)	—	—	—	—	—	(91)

Balance at December 27, 2020	11,926,264	$1	$(42,776)	$(42,775)	1,183,272	$—	$21,788	$21,788	$(20,896)	$(41,883)
The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
For the Fiscal Years Ended December 26, 2021 and December 27, 2020

	2021	2020
Cash flows from operating activities
Net loss	$(31,583)	$(14,860)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	(5,337)	(4,077)
Net loss on extinguishment of debt	6,087	88
Depreciation and amortization	8,568	1,172
Share-based compensation	1,642	99
Change in operating right of use assets	3,851	1,255
Accretion of loan fees and interest	2,787	973
Accretion of preferred shares	26	62
Accretion of purchase price liability	95	481
Gain on sale of refranchised assets	(2,681)	55
Change in fair value of derivative liability	—	(887)
Impairment of goodwill and other intangible assets	1,037	9,295
Provision for bad debts	1,843	981
Gain on adjustment of contingent consideration payable	—	(1,680)
Other	181	—
Change in:
Accounts receivable	(4,705)	554
Accrued interest receivable from affiliate	—	(3,631)
Other current assets	(1,533)	(992)
Deferred income	768	(144)
Accounts payable	5,374	(9)
Accrued expense	3,002	(1,678)
Accrued advertising	1,894	1,398
Accrued interest payable	8,831	585
Dividend payable on preferred shares	1,188	(531)
Other	(653)	7
Total adjustments	32,265	3,376
Net cash provided by (used in) operating activities	682	(11,484)

Cash flows from investing activities
Change in due from affiliates		(13,359)
Proceeds from sale of real estate	4,233	—
Acquisition of subsidiaries, net of cash acquired	(721,382)	(23,918)
Payments received on loans receivable	212	69
Net proceeds from sale of refranchised restaurants	2,692	1,093
Purchases of property and equipment	(10,422)	(460)
Purchase deposits on refranchised restaurants	1,500	—
Other	(33)	—
Net cash used in investing activities	(723,200)	(36,575)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	897,215	74,294
Repayments of borrowings	(93,279)	(24,295)
Issuance of preferred shares, net	26,732	8,122

Change in operating lease liabilities	(3,595)	(816)
Payments made on acquisition purchase price liability	(1,075)	(500)
Exercise of warrants	2,567	—
Repurchase of warrants	—	(742)
Redemption of preferred stock	—	(500)
Dividends paid on redeemable preferred stock	(2,283)	—
Dividends paid on common shares	(7,468)	—
Dividends paid on preferred shares	(3,559)	(318)
Other	(27)	—
Net cash provided by financing activities	815,228	55,245

Net increase in cash and restricted cash	92,710	7,186
Cash and restricted cash at beginning of the period	7,211	25
Cash and restricted cash at end of the period	$99,921	$7,211

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,978	$6,403
Cash paid for income taxes	$842	$167

Supplemental disclosure of non-cash financing and investing activities:
Director fees converted to common stock	$15	$240
Issuance of preferred stock in lieu of cash preferred dividends payable	$1,564	$450
Income taxes receivable included in amounts due from affiliates	$—	$(158)
The accompanying notes are an integral part of these audited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the “Company”) is a leading multi-brand restaurant franchising company that develops, markets and acquires primarily quick-service, fast casual, casual and polished casual dining restaurant concepts around the world. Organized in March 2017 as a wholly owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), the Company completed its initial public offering on October 20, 2017 and issued additional shares of common stock representing 20 percent of its ownership upon completion of the offering. During the fourth quarter of 2020, the Company completed a transaction in which FCCG merged into a wholly owned subsidiary of the Company, and the Company became the parent of FCCG.
As of December 26, 2021, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of December 26, 2021, the Company had 2,369 locations. Of this amount, 2,240 were franchised, representing approximately 95% of total restaurants.
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
The Company’s operations have historically been comprised primarily of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. As part of these ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants and may convert them to franchise locations. During the refranchising period, the Company may operate the restaurants and classifies the operational activities as refranchising gains or losses and the assets and associated liabilities as held-for sale. Through recent acquisitions, the Company also operates "company owned" restaurant locations of certain brands. Our revenues are derived primarily from two sales channels, franchised restaurants and company owned restaurants, which we operate as one segment.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and other countries. As a result, at certain times the Company franchisees temporarily closed some retail locations, modified store operating hours, adopted a “to-go” only operating model, or a combination of these actions. These actions have reduced consumer traffic, all resulting in a negative impact to franchisee and Company revenues. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is a great deal of uncertainty around the severity and duration of the disruption. We may experience longer-term effects on our business and economic growth and changes in consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time.
Liquidity
The Company recognized income from operations of $0.8 million and loss from operations of $16.3 million during fiscal 2021 and 2020, respectively. The Company has a history of net losses and an accumulated deficit of $52.5 million as of December 26, 2021. Additionally, as of December 26, 2021, the Company had negative working capital of $80.0 million. Of this amount, $67.5 million represents the current portion of redeemable preferred stock as discussed in Note 14. If the Company does not deliver the applicable cash proceeds at the related due dates, the amount then due will accrue interest at a rate of 10.0% per annum until the repayment is completed. The Company had $56.7 million of unrestricted cash as of December 26, 2021 and plans on the combination of operating results and cash on hand to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Both fiscal 2021 and 2020 were 52-week years. Our revenues are derived from two sales channels, franchised restaurants and company owned locations, which we operate as one reportable segment.
Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Newly acquired subsidiaries are included from the date of acquisition. Intercompany accounts have been eliminated in consolidation.
Use of estimates in the preparation of the consolidated financial statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the determination of fair values of goodwill and other intangible assets, the allocation of basis between assets acquired, sold or retained, allowances for uncollectible notes receivable and accounts receivable, and the valuation allowance related to deferred tax assets. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Financial statement reclassification – Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.
Credit and Depository Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management evaluates each of its franchisee’s financial condition prior to entry into a franchise or other agreement, as well as periodically through the term of the agreement, and believes that it has adequately provided for any exposure to potential credit losses. As of December 26, 2021 and December 27, 2020, accounts receivable, net of allowance for doubtful accounts, totaled $19.6 million and $4.2 million, with no franchisee representing more than 10% of that amount.
Restricted Cash – The Company has restricted cash consisting of funds required to be held in trust in connection with its securitized debt. The current portion of restricted cash was $24.7 million and $2.9 million as of December 26, 2021 and December 27, 2020, respectively. Non-current restricted cash of $18.5 million and $0.4 million as of December 26, 2021 and December 27, 2020, respectively, represents interest reserves required to be set aside for the duration of the securitized debt.
Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 26, 2021 and December 27, 2020 accounts receivable was stated net of an allowance for doubtful accounts of $4.0 million and $0.7 million, respectively.
Trade notes receivable – Trade notes receivable are created when an agreement is reached to settle a delinquent franchisee receivable account and the entire balance is not immediately paid. Generally, trade notes receivable include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and generally carry an interest rate of 6% to 7.5%. Reserve amounts on the notes are established based on the likelihood of collection. As of December 26, 2021, there were net trade notes receivable recorded on the financial statements in the amount of $0.5 million.
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
Goodwill and other intangible assets – Intangible assets are stated at the estimated fair value at the date of acquisition and include goodwill, trademarks, and franchise agreements. Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually or more frequently if indicators arise. All other intangible assets are amortized over their estimated weighted average useful lives, which range from nine to fourteen years. Management assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.
Fair Value Measurements - The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in U.S. GAAP. As necessary, the Company measures its financial assets and liabilities using inputs from the following three levels of the fair value hierarchy:
•Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.
•Level 3 inputs are unobservable and reflect the Company’s own assumptions.
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
Income taxes – Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG would, in summary, file consolidated income tax returns with the Company and its subsidiaries. The Company would pay FCCG the amount that its tax liability would have been had it filed a separate return. As such, prior to the Merger, the Company accounted for income taxes as if it filed separately from FCCG. The Tax Sharing Agreement was cancelled at the time of the Merger.
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A valuation allowance is recognized when the realization of our deferred tax assets is expected to be less than our carrying amounts.
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
The franchise fee may be adjusted from time to time at management’s discretion. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, at which point the franchise fee revenue is recognized for non-refundable deposits.
Royalties – In addition to franchise fee revenue, the Company collects a royalty calculated as a percentage of net sales from our franchisees. Royalties range from 0.75% to 7.0% and are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.
Company Owned Restaurant Revenue - Company owned restaurant revenue is recognized at the point in time when food and beverage products are sold. We present company restaurant sales net of sales-related taxes collected from customers and remitted to governmental taxing authorities.
Advertising – The Company requires advertising fee payments from franchisees based on a percent of net sales. The Company also receives, from time to time, payments from vendors that are to be used for advertising. Advertising funds collected are required to be spent for specific advertising purposes. Advertising revenue and the associated expense are recorded gross on the Company’s consolidated statement of operations. Assets and liabilities associated with the related advertising fees are reflected in the Company’s consolidated balance sheet.
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
Earnings per share – The Company reports basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of the inclusion of all potentially dilutive securities would be anti-dilutive. As of December 26, 2021, and December 27, 2020, there were no potentially dilutive securities considered in the calculation of diluted loss per common share due to net losses for each period.
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
NOTE 3. MERGERS AND ACQUISITIONS
Acquisition of Fazoli's

On December 15, 2021, the Company completed the acquisition of Fazoli's for a total cash purchase price of $137.1 million.

Founded in 1988 in Lexington, KY, Fazoli’s owns and operates nearly 220 restaurants in 27 states, making it the largest premium QSR Italian chain in America. Fazoli’s prides itself on serving premium quality Italian food, fast, fresh and friendly.

Menu offerings include freshly prepared pasta entrees, Submarinos® sandwiches, salads, pizza and desserts – along with its unlimited signature breadsticks.

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of GFG was estimated at $137.1 million. This preliminary assessment of fair value of the net assets and liabilities as well as the final purchase price were estimated at closing and are subject to change.

The Company recorded revenues of $3.2 million and net income of $0.1 million relating to Fazoli's operations from the date of acquisition through December 26, 2021.
Acquisition of Native Grill & Wings
On December 15, 2021, the Company completed the acquisition of Native Grill & Wings (“Native”) for a total cash purchase price of $20.1 million.
Based in Chandler, Arizona, Native Grill & Wings is a family-friendly, polished sports grill with 23 franchised locations throughout Arizona, Illinois, and Texas. Native serves over 20 award-winning wing flavors that guests can order by the individual wing, as well as an extensive menu of pizza, burgers, sandwiches, salads and more.
The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of GFG was estimated at $20.1 million. This preliminary assessment of fair value of the net assets and liabilities as well as the final purchase price were estimated at closing and are subject to change.
The Company recorded revenues of $0.3 million and net income of $0.2 million relating to Native's operations from the date of acquisition through December 26, 2021.
Acquisition of Twin Peaks
On October 01, 2021, the Company completed the acquisition of Twin Peaks Buyer, LLC (“Twin Peaks”) from Twin Peaks Holdings, LLC (the “Seller”). Twin Peaks is the franchisor and operator of a chain of sports lodge themed restaurants. The purchase price totaled $310.3 million (before reduction for cash acquired in the acquisition), comprised of $232.5 million in cash, a note payable in the amount of $10.3 million and 2,847,393 shares of the Company’s Series B Cumulative Preferred Stock (the "Preferred Stock Consideration") valued at $67.5 million.

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

On October 01, 2021, the Company and the Seller entered into a Put/Call Agreement (the “Put/Call Agreement”) pursuant to which the Company was granted the right to call from the Seller, and the Seller was granted the right to put to the Company, the Initial Put/Call Shares at any time until March 31, 2022 for a cash payment of $42.5 million, and the Secondary Put/Call Shares at any time until September 30, 2022 for a cash payment of $25.0 million, plus any accrued but unpaid dividends on such shares. If the Company does not deliver the applicable cash proceeds to the Seller when due if the Seller exercises its put rights, the amounts then due will accrue interest at the rate of 10.0% per annum until payment is completed. On October 7, 2021, the Company received a put notice on the Initial Put/Call Shares and the Secondary Put/Call Shares.
Founded in 2005 in the Dallas suburb of Lewisville, Twin Peaks, a sports lodge concept now has 87 locations in 26 states.
The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of Twin Peaks was estimated at $310.3 million. This preliminary assessment of fair value of the net assets and liabilities as well as the final purchase price were estimated at closing and are subject to change.
The Company recorded revenues of $35.3 million and net income of $2.0 million relating to Twin Peak's operations from the date of acquisition through December 26, 2021.
Acquisition of GFG Holdings Inc.

On July 22, 2021, the Company completed the acquisition of LS GFG Holdings Inc. (“GFG”) for a total purchase price of $444.9 million, paid by the Company in the form of $355.1 million in cash, 3,089,245 shares of the Company’s Series B Cumulative Preferred Stock, valued at $67.3 million, and 1,964,865 shares of the Company’s Common Stock, valued at $22.5 million . (the “GFG Acquisition”). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG Sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase

3,089,245 shares of Series B Cumulative Preferred Stock for $67.5 million plus any accrued but unpaid dividends on or before April 22, 2022. (See Note 14)
GFG is a franchisor of five restaurant brands. GFG’s brands (Great American Cookies, Marble Slab Creamery, Pretzelmaker, Hot Dog on a Stick and Round Table Pizza) are in the quick service restaurant (QSR) industry. The franchise network, across all of the Company’s brands, consists of approximately 1,430 retail stores in 12 countries. GFG also operates a dough manufacturing facility which supplies dough to certain of the GFG brands.

The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of GFG was estimated at $444.9 million. This preliminary assessment of fair value of the net assets and liabilities as well as the final purchase price were estimated at closing and are subject to change.

The Company recorded revenues of $46.6 million and net income of $9.4 million relating to GFG's operations from the date of acquisition through December 26, 2021.
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

Acquisition of Johnny Rockets
On September 21, 2020, the Company completed the acquisition of Johnny Rockets Holding Co., a Delaware corporation (“Johnny Rockets”) for a cash purchase price of approximately $24.7 million. The transaction was funded with proceeds from an increase in the Company’s securitization facility (See Note 12).
The assessment of the fair value of the net assets and liabilities acquired by the Company through the acquisition of Johnny Rockets was $24.7 million.
The allocation of the consideration to the valuation of net tangible and intangible assets acquired in the transactions described above is presented in the following table (in thousands). The allocations relating to Fazoli's, Native Grill & Wings, Twin Peaks and GFG are preliminary and subject to change:

	Fazoli's	Native Grill & Wings	Twin Peaks	GFG	FCCG	Johnny Rockets
Cash	$9,621	$200	$14,882	$8,737	$—	$812
Accounts receivable	3,295	311	1,604	7,268	—	1,452
Assets held for sale	—	—	—	—	—	10,765
Prepaids and other current assets	1,817	97	2,822	3,818	33	—
Notes receivable	—	—	1,500	—	—	—
Other intangible assets, net	83,300	14,900	165,375	348,250	—	26,900
Goodwill	52,939	5,022	105,115	122,864	—	—
Right of use assets	43,062	209	43,748	6,514	—	—
Property, plant and equipment	21,996	61	46,847	8,380	—	—
Deferred tax asset, net	—	—	221	—	20,402	4,297
Other assets	304	—	543	1,181	100	438
Accounts payable	(5,770)	(5)	(5,159)	(2,427)	(926)	(1,113)
Accrued expenses	(7,430)	(224)	(6,418)	(10,060)	(6,973)	(3,740)
Accrued advertising	—	(89)	(3,503)	(3,207)	—	—
Deferred income	(1,522)	(179)	(3,618)	(3,224)	—	(4,988)
Litigation reserve	—	—	—	—	(3,980)	—
Due to affiliates	—	—	—	—	(43,653)	—
Debt	—	—	—	—	(12,486)	—
Operating lease liability	(48,760)	(209)	(44,678)	(8,744)	—	(10,028)
Deferred tax liability, net	(15,227)	—	—	(34,061)	—	—
Other liabilities	(537)	—	(9,000)	(362)	—	(65)
Total net identifiable assets	$137,086	$20,094	$310,281	$444,927	$(47,483)	$24,730

Proforma Information

The table below presents the combined proforma revenue and net loss of the Company and Fazoli's, Twin Peaks, GFG, FCCG and Johnny Rockets (the "Material Acquired Entities"), for years ended December 26, 2021 and December 27, 2020, assuming the acquisition of the Material Acquired Entities had occurred on December 30, 2019 (the beginning of the Company’s 2020 fiscal year), pursuant to ASC 805-10-50 (in thousands). Actual consolidated results are presented in the proforma information for any period in which a Material Acquired Entity was actually a consolidated subsidiary of the Company. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of the Material Acquired Entities occurred on this date nor does it purport to predict the results of operations for future periods.

Year Ended December 26, 2021	Year Ended December 27, 2020

Revenue	$366,749	$314,845
Net loss	$(22,133)	$(75,915)

The proforma information reflects the combination of the Company’s results as disclosed in the accompanying condensed consolidated statements of operations for the year ended December 26, 2021 and December 27, 2020, together with the unaudited results of each of the Acquired Entities for the same periods, with the following adjustments:

For the acquisition of Fazoli's, Twin Peaks and GFG:

●	Amortization of intangible assets has been adjusted to reflect the preliminary fair value at the assumed acquisition date.
●	The proforma interest expense has been adjusted to exclude actual interest expense incurred prior to the acquisition. All interest-bearing liabilities were paid off at closing.
●	The proforma interest expense has been adjusted to include proforma interest expense that would have been incurred relating to the acquisition financing obtained by the Company.
●	Income tax effect is based on an assumed statutory income tax rate of 26%.

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

The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held for sale, and have been classified accordingly on the accompanying audited consolidated balance sheets as of December 26, 2021 and December 27, 2020 (in thousands):

	December 26, 2021	December 27, 2020

Property, plant and equipment	$804	$1,352
Operating lease right of use assets	4,672	9,479
Total	$5,476	$10,831
Operating lease liabilities related to the assets classified as held for sale in the amount of $4.8 million and $9.9 million, have been classified as current liabilities on the accompanying audited consolidated balance sheet as of December 26, 2021 and December 27, 2020, respectively.
The following table highlights the operating results of the Company’s refranchising program during 2021 and 2020 (in thousands):

	Twelve Months Ended December 26, 2021	Twelve Months Ended December 27, 2020
Restaurant costs and expenses, net of revenue	$(3,008)	$(2,364)
Gains (loss) on store sales or closures	2,694	(1,463)
Refranchising loss	$(314)	$(3,827)

NOTE 5. NOTES RECEIVABLE
Notes receivable consist of trade notes receivable, the Elevation Buyer Note and the Twin Peaks - Hollywood note.
Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of December 26, 2021, trade notes receivable totaled $0.5 million, which was net of reserves of $0.4 million. As of December 27, 2020, all trade notes receivable were fully reserved
The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger. The Company loaned $2,300,000 in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August, 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1.9 million, which was net of a discount of $0.4 million. As of December 26, 2021 and December 27, 2020, the balance of the Elevation Note was $1.7 million and $1.8 million, respectively, which were net of discounts of $0.2 million and $0.3 million, respectively. During the fiscal year ended December 26, 2021 and December 27, 2020, the Company recognized $0.2 million and $0.2 million in interest income on the Elevation Buyer Note, respectively.
The Twin Peaks - Hollywood note was funded in connection with the development of a Twin Peaks restaurant. As of December 26, 2021, the amount of the secured note was $1.5 million.

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consists primarily of real estate (including land, buildings and tenant improvements) and equipment.
Changes in Carrying Value of Property and Equipment
The changes in carrying value of property and equipment for the fiscal years ended December 26, 2021 and December 27, 2020 are as follows (in thousands):

	Real estate		Equipment		Total
	2021	2020	2021	2020	2021	2020
Balance, beginning of year	$—	$—	$483	$143	$483	$143
Acquisitions	57,794	—	19,490	—	77,284	—
Additions	7,742	—	2,933	459	10,675	459
Dispositions	(5,032)	—	(313)	(39)	(5,345)	(39)
Depreciation expense	(1,640)	—	(956)	(80)	(2,596)	(80)
Balance, end of year	$58,864	$—	$21,637	$483	$80,501	$483

Gross Carrying Value and Accumulated Depreciation of Property and equipment
The carrying value of property and equipment is as follows as of December 26, 2021 and December 27, 2020 (in thousands):

	December 26, 2021			December 27, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Real estate	$60,504	$(1,640)	$58,864	$—	$—	$—
Equipment	$22,899	$(1,262)	$21,637	$727	$(244)	$483
Balance, end of year	$83,403	$(2,902)	$80,501	$727	$(244)	$483

NOTE 7. GOODWILL
The following table reflects the changes in carrying amounts of goodwill for the fiscal years ended December 26, 2021 and December 27, 2020 (in thousands):

	December 26, 2021	December 27, 2020
Gross Goodwill:
Balance, beginning of year	$12,373	$10,912
Acquired	285,940	1,461
Adjustment to preliminary purchase allocation	(1,460)	—
Balance, end of year	296,853	12,373

Accumulated Impairment:
Balance, beginning of year	(1,464)	—
Impairment	(261)	(1,464)
Balance, end of year	(1,725)	(1,464)

Net carrying value	$295,128	$10,909
When considering the available facts, assessments and judgments, the Company recorded goodwill impairment charges of $0.3 million relating to the Yalla brand for the twelve months ended December 26, 2021 and $1.5 million relating to the Ponderosa and Bonanza brands for the twelve months ended December 27, 2020.
Because of the risks and uncertainties related to the COVID-19 pandemic events, the negative effects on the operations of the Company’s franchisees could prove to be worse than currently estimated and result in the need to record additional goodwill impairment charges in future periods.

NOTE 8. OTHER INTANGIBLE ASSETS
Other intangible assets consist primarily of trademarks, franchise agreements and customer relationships that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company, or at the time they were acquired by FCCG prior to FCCG’s contribution of the brands to the Company in connection with the initial public offering. Franchise agreements and customer relationships are amortized over the useful life of the asset. Trademarks are considered to have an indefinite useful life and are not amortized.
Changes in Carrying Value of Other Intangible Assets
The changes in carrying value of other intangible assets for the fiscal years ended December 26, 2021 and December 27, 2020 are as follows (in thousands):

	Amortizing		Non-Amortizing		Total
	2021	2020	2021	2020	2021	2020
Balance, beginning of year	$12,643	$7,282	$35,068	$22,452	$47,711	$29,734
Impairment	—	(147)	(776)	(7,684)	(776)	(7,831)
Amortization expense	(5,970)	(1,092)	—	—	(5,970)	(1,092)
Acquired	168,923	6,600	442,900	20,300	611,823	26,900
Balance, end of year	$175,596	$12,643	$477,192	$35,068	$652,788	$47,711

Gross Carrying Value and Accumulated Amortization of Other Intangible Assets
The carrying value of amortizing other intangible assets is as follows as of December 26, 2021 and December 27, 2020 (in thousands):

	December 26, 2021			December 27, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$109,357	$(5,668)	$103,689	$14,707	$(2,064)	$12,643
Customer relationships	73,900	(2,368)	71,532	—	—	—
Other	375	—	375	—	—	—
Balance, end of year	$183,632	$(8,036)	$175,596	$14,707	$(2,064)	$12,643
The COVID related downturn in operations prompted the Company to review its intangible assets regularly throughout the year. These analyses resulted in the recognition of impairment of trademarks in the amount of $0.8 million for the fiscal year ended December 26, 2021. The Company recognized impairment of trademarks in the amount of $7.7 million and impairment of franchise agreements in the amount of $0.1 million for the fiscal year ended December 27, 2020.
The expected future amortization of the Company’s capitalized franchise agreements is as follows (in thousands):

Fiscal year:
2022	$14,530
2023	14,530
2024	14,225
2025	14,031
2026	14,031
Thereafter	104,249
Total	$175,596

NOTE 9. DEFERRED INCOME
Deferred income is as follows (in thousands):

	December 26, 2021	December 27, 2020
Deferred franchise fees	$19,778	$5,417
Deferred royalties	165	422
Deferred vendor incentives	356	303
Total	$20,298	$6,142

NOTE 10. INCOME TAXES
Effective October 20, 2017, the Company entered into a Tax Sharing Agreement with FCCG that provides that FCCG would file consolidated income tax returns with the Company and its subsidiaries. Under the Tax Sharing Agreement, the Company would pay FCCG the amount that its current tax liability would have been had it filed a separate return. An inter-company receivable due from FCCG and its affiliates was applied first to reduce excess income tax payment obligations to FCCG under the Tax Sharing Agreement. The Tax Sharing Agreement was terminated at the time of the Merger with FCCG during the fourth quarter of 2020.
Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 26, 2021	December 27, 2020
Deferred tax assets (liabilities)
Net federal and state operating loss carryforwards	$43,806	$24,463
Deferred revenue	4,085	2,681
Intangibles	(86,200)	(5,820)
Deferred state income tax	638	(240)
Reserves and accruals	7,270	2,185
Interest expense carryforward	22,388	4,858
Tax credits	144	466
Share-based compensation	857	228
Interest expense	—	1,631
Fixed assets	(2,893)	504
Operating lease right of use assets	(23,866)	(1,271)
Operating lease liabilities	26,098	1,269
Valuation allowance	(5,212)	(513)
Other	(36)	110
Total	$(12,921)	$30,551
The increase in the total net deferred tax liability during 2021 was primarily the result of the acquisitions of GFG and Fazoli's, which resulted in an initial increase of deferred tax liabilities of $34.1 million and $15.2 million, respectively. These deferred tax liabilities arose primarily due to the tax effect of other intangible assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than fifty percent) that some portion or all of the deferred tax assets will not be realized. As of December 26, 2021 and December 27, 2020, the Company recorded a valuation allowance against its deferred tax assets in the amount of $5.2 million and $0.5 million, respectively, as it determined that these amounts would not likely be realized.
The Company had federal net operating loss carryforwards (“NOLs”) of approximately $159.3 million and $98.1 million as of December 26, 2021 and December 27, 2020, respectively. The Company’s State NOLs were approximately $134.1 million and

$58.7 million as of December 26, 2021 and December 27, 2020, respectively. The NOLs begin to expire in 2022. The Company also had certain federal tax credits totaling approximately $0.1 million and $0.5 million as of December 26, 2021 and December 27, 2020 respectively. The credits will begin to expire in 2028.
Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and certain other deductions and credits which are available to the Company. The portion of the NOLs and other tax benefits accumulated by Johnny Rockets, GFG and Fazoli's prior to the Acquisition are subject to this annual limitation.
Components of the income tax (benefit) expense are as follows (in thousands):

	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Current
Federal	$—	$(118)
State	952	40
Foreign	815	466
	1767	388
Deferred
Federal	(5,068)	(3,199)
State	(236)	(878)
	(5,304)	(4,077)
Total income tax (benefit) expense	$(3,537)	$(3,689)
Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Tax benefit at statutory rate	(7,382)	(3,895)
State and local income taxes	566	(661)
Valuation allowances	1,520	—
Foreign taxes	550	466
Return to tax provision adjustment	466	—
Tax credits	—	(222)
Dividends on preferred stock	466	138
Goodwill impairment	—	417
Other	277	68
Total income tax (benefit) expense	(3,537)	(3,689)
As of December 26, 2021, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 26, 2021.
NOTE 11. LEASES
As of December 26, 2021, the Company has recorded 135 operating leases for corporate offices and for certain owned restaurant properties, some of which are in the process of being refranchised. The leases have remaining terms ranging from 1 month to 23.8 years. The Company recognized lease expense of $6.3 million and $2.0 million for the fiscal years ended

December 26, 2021 and December 27, 2020, respectively. The weighted average remaining lease term of the operating leases as of December 26, 2021 was 15.4 years.
Operating lease right of use assets and operating lease liabilities are as follows (in thousands):

	December 26, 2021	December 27, 2020

Operating lease right of use assets	$98,552	$4,469
Right of use assets classified as held for sale	4,672	9,479
Total right of use assets	$103,224	$13,948

Operating lease liabilities	$107,261	$4,759
Lease liabilities related to assets held for sale	4,780	9,892
Total operating Lease liabilities	$112,041	$14,651
The operating lease right of use assets and operating lease liabilities include obligations relating to the optional term extensions available on certain restaurant leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right of use assets and lease liabilities was 9.4% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.
The contractual future maturities of the Company’s operating lease liabilities as of December 26, 2021, including anticipated lease extensions, are as follows (in thousands):

Fiscal year:
2022	$16,773
2023	15,758
2024	14,692
2025	14,263
2026	13,228
Thereafter	164,382
Total lease payments	239,096
Less imputed interest	127,055
Total	$112,041
Supplemental cash flow information for the fiscal years ended December 26, 2021 and December 27, 2020 related to leases is as follows (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$5,665	$1,202
Operating lease right of use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$105,613	$14,500

NOTE 12. DEBT
2021 FB Royalty Securitization
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes (collectively, the “2021 FB Royalty Securitization Notes”) as follows:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
4/26/2021	A-2	Senior	$97,104,000	4.75%	2.25	6	7/25/2023	4/25/2051
4/26/2021	B-2	Senior Subordinated	$32,368,000	8.00%	2.25	6	7/25/2023	4/25/2051
4/26/2021	M-2	Subordinated	$15,000,000	9.00%	2.25	6	7/25/2023	4/25/2051
Net proceeds from the issuance of the 2021 FB Royalty Securitization Notes totaled $140.8 million, which consisted of the combined face amount of $144.5 million, net of debt offering costs of 3.0 million and original issue discount of $0.7 million. As of December 26, 2021, the carrying value of the 2021 FB Royalty Securitization Notes was $141.3 million (net of debt offering costs of $2.6 million and original issue discount of $0.6 million). The Company recognized interest expense on the 2021 FB Royalty Securitization Notes of $6.2 million for the year ended December 26, 2021, respectively, which includes $0.4 million for amortization of debt offering costs, and $0.1 million for amortization of the original issue discount. The average annualized effective interest rate of the 2021 FB Royalty Securitization Notes, including the amortization of debt offering costs and original issue discount, was 6.60% for the time the debt was outstanding during the year ended December 26, 2021.
The 2021 FB Royalty Securitization Notes require that the principal (if any) and interest obligations be segregated monthly to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023 additional interest equal to 1.0% per annum will accrue on the then outstanding principal of each tranche. The material terms of the 2021 FB Royalty Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of December 26, 2021, the Company was in compliance with these covenants.
The 2021 FB Royalty Securitization Notes are generally secured by a security interest in substantially all the assets of FB Royalty and its subsidiaries.
A portion of the proceeds of the 2021 FB Royalty Securitization Notes were used to repay and retire the following notes issued in 2020 under the Base Indenture (the "2020 Securitization Notes"):

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
The Company recognized interest expense on the 2020 Securitization Notes in the amount of $2.6 million and $4.2 million for the year ended December 26, 2021 and December 27, 2020, respectively.

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
As of December 26, 2021, the carrying value of the GFG Securitization Notes was $339.9 million (net of debt offering costs of $5.5 million and original issue discount of $4.6 million). The Company recognized interest expense on the GFG Securitization Notes of $11.1 million for fiscal year ended December 26, 2021, which includes $0.5 million for amortization of debt offering costs and $0.5 million for amortization of the original issue discount. The average annualized effective interest rate of the GFG Securitization Notes, including the amortization of debt offering costs and original issue discount, was 7.6% for the time the debt was outstanding during the fiscal year ended December 26, 2021.
The GFG Securitization Notes require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023 additional interest equal to 1.0% per annum will accrue on the then outstanding principal balance of each tranche. The material terms of the GFG Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of December 26, 2021, the Company was in compliance with these covenants.
Immediately following the closing of the acquisition of GFG, the Company contributed the franchising subsidiaries of GFG to GFG Royalty, pursuant to a Contribution Agreement. The GFG Securitization Notes are generally secured by a security interest in substantially all the assets of GFG Royalty and its subsidiaries.
2021 Twin Peaks Securitization
In connection with the acquisition of Twin Peaks, on October 1, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Twin Peaks I, LLC, of an aggregate principal amount of $250.0 million of Series 2021-1 Fixed Rate Secured Notes (the "Twin Peaks Securitization Notes"). The net proceeds from the sale of the Notes were used by the Company to finance the cash portion of the purchase price for the acquisition of Twin Peaks Buyer, LLC and its direct and indirect subsidiaries. The Twin Peaks Securitization Notes were issued in a securitization transaction and had the following terms:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
10/1/2021	A-2	Senior	$150,000,000	7.00%	1.81	6	7/25/2023	7/25/2051
10/1/2021	B-2	Senior Subordinated	$50,000,000	9.00%	1.81	6	7/25/2023	7/25/2051
10/1/2021	M-2	Subordinated	$50,000,000	10.00%	1.81	6	7/25/2023	7/25/2051

Net proceeds from the issuance of the Twin Peaks Securitization Notes totaled $236.9 million, which consisted of the combined face amount of $250.0 million, net of debt offering costs of $5.6 million and original issue discount of $7.5 million. Substantially all of the proceeds were used to acquire Twin Peaks.
As of December 26, 2021, the carrying value of the Twin Peaks Securitization Notes was $237.6 million (net of debt offering costs of $5.3 million and original issue discount of $7.1 million). The Company recognized interest expense on the Twin Peaks Securitization Notes of $5.5 million for year ended December 26, 2021, which includes $0.1 million for amortization of debt offering costs and $0.3 million for amortization of the original issue discount. The average annualized effective interest rate of the Twin Peaks Securitization Notes, including the amortization of debt offering costs and original issue discount, was 9.8% for the time the debt was outstanding during the year ended December 26, 2021.
The GFG Securitization Notes require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023 additional interest equal to 1.0% per annum will accrue on the then outstanding principal balance of each tranche. The material terms of the GFG Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of December 26, 2021, the Company was in compliance with these covenants.
Immediately following the closing of the acquisition of Twin Peaks, the Company contributed the franchising subsidiaries of Twin Peaks to FAT Brands Twin Peaks I, LLC,, pursuant to a Contribution Agreement. The Twin Peaks Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Twin Peaks I, LLC, and its subsidiaries.

2021 Fazoli's / Native Securitization
In connection with the acquisition of Fazoli's and Native Grill & Wings, on December 15, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Fazoli's Native I, LLC, of an aggregate principal amount of $193.8 million of Series 2021-1 Fixed Rate Secured Notes (the "Fazoli's-Native Securitization Notes"). The Fazoli's-Native Securitization Notes were issued in a securitization transaction and had the following terms:

Closing Date	Class	Seniority	Principal Balance	Coupon	Weighted Average Life (Years)	Non-Call Period (Months)	Anticipated Call Date	Final Legal Maturity Date
12/15/2021	A-2	Senior	$128,760,000	6.00%	1.61	6	7/25/2023	7/25/2051
12/15/2021	B-2	Senior Subordinated	$25,000,000	7.00%	1.61	6	7/25/2023	7/25/2051
12/15/2021	M-2	Subordinated	$40,000,000	9.00%	1.61	6	7/25/2023	7/25/2051
Net proceeds from the issuance of the Fazoli's-Native Securitization Notes totaled $180.6 million, which consisted of the combined face amount of $193.8 million, net of debt offering costs of $3.8 million and original issue discount of $9.4 million. The proceeds were used to close the acquisitions of Fazoli's and Native, and to provide working capital for the Company.
As of December 26, 2021, the carrying value of the Fazoli's-Native Securitization Notes was $180.6 million (net of debt offering costs of $3.7 million and original issue discount of $9.4 million). The Company recognized interest expense on the Fazoli's-Native Securitization Notes of $0.5 million for the fiscal year ended December 26, 2021, which includes $25,000 for amortization of debt offering costs and $0.1 million for amortization of the original issue discount. The average annualized effective interest rate of the Fazoli's-Native Securitization Notes, including the amortization of debt offering costs and original issue discount, was 9.0% for the time the debt was outstanding during the year ended December 26, 2021.
The Fazoli's-Native Securitization Notes require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023 additional interest equal to 1.0% per annum will accrue on the then outstanding principal balance of each tranche. The material terms of the Fazoli's-Native Securitization Notes also include, among other things, the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of December 26, 2021, the Company was in compliance with these covenants.
Immediately following the closing of the acquisition of Fazoli's and Native, the Company contributed the franchising subsidiaries of these entities to FAT Brands Fazoli's Native I, LLC, pursuant to a Contribution Agreement. The Fazoli's-Native Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Fazoli's Native I, LLC and its subsidiaries.
Elevation Note
On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7.5 million, bearing interest at 6.0% per year and maturing in July 31, 2026. The Elevation Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. In connection with the valuation of the acquisition of Elevation Burger, the Elevation Note was recorded on the financial statements of the Company at $6.1 million, net of a loan discount of $1.3 million and debt offering costs of $0.1 million.
As of December 26, 2021, the carrying value of the Elevation Note was $5.6 million which is net of the loan discount of $0.6 million and debt offering costs of 45,519. The Company recognized interest expense relating to the Elevation Note during the fiscal year ended December 26, 2021 in the amount of $0.7 million, which included amortization of the loan discount of $0.3 million and amortization of $10,000 in debt offering costs. The Company recognized interest expense relating to the Elevation Note during the year ended December 27, 2020 in the amount of $0.7 million, which included amortization of the loan discount of 0.3 million and amortization of 10,000 in debt offering costs. The effective interest rate for the Elevation Note during the year ended December 26, 2021 was 11.4%.
The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all indebtedness of the Company arising under any agreement or instrument to which Company or any of its Affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment.

Paycheck Protection Program Loans

During 2020, the Company received loan proceeds in the amount of approximately $1.5 million under the Paycheck Protection Program Loans (the "PPP Loans") and Economic Injury Disaster Loan Program (the “EIDL Loans”). The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

At inception, the PPP Loans and EIDL Loans related to FAT Brands Inc. and five restaurant locations that were part of the Company’s refranchising program. As of December 27, 2020, the balance remaining on the PPP Loans and EIDL Loans had been reduced to $1.2 million due to the closure or refranchising of the five restaurant locations during the second and third quarters of 2020. During 2021, the Company received confirmation that the entire balance remaining on the PPP Loans, plus accrued interest, had been forgiven under the terms of the program. The Company recognized interest expense of $4,000 and a gain on extinguishment of debt in the amount of $1.2 million relating to the PPP Loans and EIDL Loans during the fiscal year ended December 26, 2021.

Assumed Debt from Merger

In connection with the Merger, certain debts of FCCG totaling $12.5 million (the “FCCG Debt”) were assumed by Fog Cutter Acquisition LLC, a wholly-owned subsidiary of the Company.

During June 2021, the FCCG Debt was paid in full in the amount of $12.5 million, including accrued interest. The Company recognized interest expense relating to the FCCG Debt of $0.2 million during the year ended December 26, 2021.

Scheduled Principal Maturities

Scheduled principal maturities of long-term debt and redemptions of redeemable preferred stock (Note 14) for the next five fiscal years are as follows (in thousands):

Fiscal Year	Long-term Debt	Redeemable Preferred Stock (Note 14)
2022	$631	$135,000
2023	$10,228	$—
2024	$19,722	$—
2025	$19,848	$—
2026	$20,776	$—

NOTE 13. PREFERRED STOCK
Series B Cumulative Preferred Stock
On July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell, in a public offering (the “Offering”), 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants, plus 99,000 additional warrants pursuant to the underwriter’s overallotment option (the “2020 Series B Offering Warrants”), to purchase common stock at $5.00 per share.
In connection with the Offering, on July 15, 2020 the Company filed an Amended and Restated Certificate of Designation of Rights and Preferences of Series B Cumulative Preferred Stock with the Secretary of State of Delaware, designating the terms of the Series B Preferred Stock (the “Certificate of Designation”).
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
The Offering closed on July 16, 2020 with net proceeds to the Company of $8.1 million, which was net of $0.9 million in underwriting and offering costs.
Holders of Series B Cumulative Preferred Stock do not have voting rights and are entitled to receive, when declared by the Board, cumulative preferential cash dividends at a rate per annum equal to the 8.25% multiplied by $25.00 per share stated liquidation preference of the Series B Preferred Stock. The dividends shall accrue without interest and accumulate, whether or not earned or declared, on each issued and outstanding share of the Series B Preferred Stock from (and including) the original date of issuance of such share and shall be payable monthly in arrears on a date selected by the Company each calendar month that is no later than twenty days following the end of each calendar month.
If the Company fails to pay dividends on the Series B Preferred Stock in full for any twelve accumulated, accrued and unpaid dividend periods, the dividend rate shall increase to 10.0% until the Company has paid all accumulated accrued and unpaid dividends on the Series B Preferred Stock in full and has paid accrued dividends during the two most recently completed dividend periods in full, at which time the 8.25% dividend rate shall be reinstated.
The Company may redeem the Series B Preferred Stock, in whole or in part, at the option of the Company, for cash, at the following redemption price per share, plus any unpaid dividends:
(i)After July 16, 2020 and on or prior to July 16, 2021: $27.50 per share.
(ii)After July 16, 2021 and on or prior to July 16, 2022: $27.00 per share.
(iii)After July 16, 2022 and on or prior to July 16, 2023: $26.50 per share.
(iv)After July 16, 2023 and on or prior to July 16, 2024: $26.00 per share.
(v)After July 16, 2024 and on or prior to July 16, 2025: $25.00 per share.
(vi)After July 16, 2025: $25.50 per share.
As a result of the amended and restated terms of the Series B Cumulative Preferred Stock, the Company classified the Series B Preferred Stock as equity as of July 15, 2020.

In addition to the shares issued in the Offering, The Company concurrently engaged in the following transactions:
•The holders of the outstanding 57,140 shares of Original Series B Preferred became subject to the new terms of the Certificate of Designation. At the time of the amendment and restatement of the Certificate of Designation, the adjusted basis of the Original Series B Preferred on the Company’s books was $1.1 million, net of unamortized debt discounts and debt offering costs. As a result of the amendment and restatement of the Certificate of Designation, the recorded value of the new Series B Stock was $1.1 million with $0.3 million allocated to the 2020 Series B Offering Warrants, resulting in an aggregate loss on the exchange of $0.3 million. The original holders were also issued 3,537 shares of new Series B Preferred Shares in payment of $0.1 million accrued and outstanding dividends relating to the Original Series B Preferred at a price of $25 per share.
•The Company entered into an agreement to exchange 15,000 shares of Series A Fixed Rate Cumulative Preferred Stock owned by FCCG for 60,000 shares of Series B Preferred Stock valued at $1.5 million, pursuant to a Settlement, Redemption and Release Agreement. At the time of the exchange, the adjusted basis of the Series A Preferred on the Company’s books was $1.5 million, net of unamortized debt discounts and debt offering costs, and the Company recognized a loss on the exchange in the amount of $11,000. The Company also agreed to issue 14,449 shares of Series B Preferred Stock valued at $0.4 million as consideration for accrued dividends due to FCCG.
•The Company entered into an agreement to exchange all of the outstanding shares of Series A-1 Fixed Rate Cumulative Preferred Stock for 168,001 shares of Series B Preferred Stock valued at $4.2 million, pursuant to a Settlement, Redemption and Release Agreement with the holders of such shares. At the time of the exchange, the adjusted basis of the Series A-1 Preferred Stock on the Company’s books was $4.4 million, net of unamortized debt discounts and debt offering costs, and the Company recognized a gain on the exchange in the amount of $0.2 million. Prior to the exchange, the Company recognized interest expense on the Series A-1 Preferred Stock in the amount of $0.1 million for the year ended December 27, 2020.
In connection with the acquisition of FCCG by the Company in December 2020, the Company declared a special stock dividend (the “Special Dividend”) payable only to holders of the Company's Common Stock, excluding FCCG, on the record date, consisting of 0.2319998077 shares of Series B Cumulative Preferred Stock for each outstanding share of Common Stock held by such stockholders. The value of fractional shares of Series B Preferred Stock was paid in cash dividends totaling approximately $29,000. The Special Dividend was completed on December 23, 2020 and resulted in the issuance of 520,145 additional shares of Series B Preferred Stock with a market value on the payment date of approximately $8.9 million.

On June 22, 2021, the Company closed a second underwritten public offering of 460,000 shares of 8.25% Series B Cumulative Preferred Stock at a price of $20.00 per share. The net proceeds to the Company totaled $8.3 million (net of $0.9 million in underwriting discounts and other offering expenses).

On August 25, 2021, the Company redeemed the final 80,000 shares of outstanding Series A Preferred Stock held by Trojan Investments, LLC, with a redemption value of $8.0 million, plus accrued dividends thereon in the amount of $1.6 million, in exchange for 478,199 shares of Series B Preferred Stock valued at $10.8 million. The Company recognized a loss on extinguishment of debt in the amount of $1.2 million resulting from the redemption of the Series A Preferred Stock. The loss on extinguishment of debt was recognized during the fourth quarter of 2021 and was deemed by the Company to be immaterial to the third quarter 2021 financial statements. Following this transaction, the Company no longer has outstanding shares of its Series A Preferred Stock and has cancelled all shares. As of December 27, 2020, there were 80,000 shares of Series A Preferred Stock outstanding, with a balance of $8.0 million. The Company had accounted for the Series A Preferred Stock as debt and recognized interest expense on the Series A Preferred Stock of $0.7 million and $1.4 million for the fiscal years ended December 26, 2021 and December 27, 2020, respectively.
On November 1, 2021, the Company closed an additional underwritten public offering of 1,000,000 shares of 8.25% Series B Cumulative Preferred Stock at a price of $18.00 per share. The net proceeds to the Company totaled $16.8 million (net of $1.2 million in underwriting discounts and other offering expenses).
As of December 26, 2021, the Series B Preferred Stock consisted of 3,221,471 shares outstanding with a balance of $55.7 million. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $4.1 million during the fiscal year ended December 26, 2021. As of December 27, 2020, the Series B Preferred Stock consisted of 1,183,272 shares outstanding with a balance of $21.8 million. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $0.5 million during the fiscal year ended December 27, 2020. These amounts do not include 5,936,638 shares of Series B Preferred Stock classified as redeemable preferred stock due to associated put options granted to the holders by the Company. (See Note 14)

Derivative Liability Relating to the Conversion Feature of the Series A Preferred Stock
The former holders of the Company's Series A Preferred Stock had the option to cause the Company to redeem all or any portion of their shares of Series A Preferred Stock beginning any time after the two-year anniversary of the initial issuance date for an amount equal to $100.00 per share plus any accrued and unpaid dividends. The redemption could be settled in cash or common stock of the Company, at the option of the holder (the “Conversion Option”). If a holder elected to receive common stock, the shares would be issued based on the 20-day volume weighted average price of the common stock immediately preceding the date of the holder’s redemption notice.
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

NOTE 14. REDEEMABLE PREFERRED STOCK

GFG Preferred Stock Consideration

On July 22, 2021, the Company completed the acquisition of GFG (Note 3). A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before April 22, 2022. As a result of the effect of the put/call agreement, which may require the Company to pay the counterparty in cash, the GFG Preferred Stock Consideration has been classified as redeemable preferred stock on the Company's condensed consolidated balance sheet. Subsequent to fiscal year end 2021, on March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration.

As of December 26, 2021, the carrying value of the redeemable preferred stock was $64.5 million. The Company declared dividends in the amount of $2.8 million relating to the GFG Preferred Stock Consideration during the year ended December 26, 2021,

Twin Peaks Preferred Stock Consideration

On October 01, 2021, the Company completed the acquisition of Twin Peaks. A portion of the consideration paid included 2,847,393 shares of the Company’s Series B Cumulative Preferred Stock (the "Twin Peaks Preferred Stock Consideration") valued at $67.5 million.

The Seller agreed to a lock-up period with respect to the Preferred Stock Consideration, during which time the Seller may not offer, sell or transfer any interest in these shares. The lock-up provisions restrict sales until March 31, 2022 for 1,793,858 shares (the “Initial Put/Call Shares”) and September 30, 2022 for the remaining 1,053,535 shares (the “Secondary Put/Call Shares”), subject to certain exceptions set forth in the Put/Call Agreement (as defined below).

On October 01, 2021, the Company and the Seller entered into a Put/Call Agreement (the “Put/Call Agreement”) pursuant to which the Company was granted the right to call from the Seller, and the Seller was granted the right to put to the Company, the Initial Put/Call Shares at any time until March 31, 2022 for a cash payment of $42.5 million, and the Secondary Put/Call Shares at any time until September 30, 2022 for a cash payment of $25.0 million, plus any accrued but unpaid dividends on such shares. If the Company does not deliver the applicable cash proceeds to the Seller when due, the amounts then due will accrue interest at the rate of 10.0% per annum until repayment is completed. On October 7, 2021, the Company received a put notice on the Initial Put/Call Shares and the Secondary Put/Call Shares. The Company has classified the Twin Peaks Preferred Stock Consideration as a current liability.

As of December 26, 2021, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $67.5 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration in the amount of $1.5 million during the year ended December 26, 2021.

NOTE 15. RELATED PARTY TRANSACTIONS
Subsequent to the Merger with FCCG on December 24, 2020 (Note 3), there have been no reportable related party transactions with non-consolidated related entities.
Prior to the Merger, the Company reported the following related party transactions:
Due from Affiliates
On April 24, 2020, the Company entered into an Intercompany Revolving Credit Agreement with FCCG (“Intercompany Agreement”). The Company had previously extended credit to FCCG pursuant to a certain Intercompany Promissory Note (the “Original Note”), dated October 20, 2017, with an initial principal balance of $11.9 million. Subsequent to the issuance of the Original Note, the Company and certain of its direct or indirect subsidiaries made additional intercompany advances. Pursuant to the Intercompany Agreement, the revolving credit facility was subject to an interest at a rate of 10.0% per annum, had a five-year term with no prepayment penalties, and had a maximum capacity of $35.0 million. All additional borrowings under the Intercompany Agreement were subject to the approval of the Board of Directors, in advance, on a quarterly basis and were subject to other conditions as set forth by the Company. The initial balance under the Intercompany Agreement totaled $21.1 million including the balance of the Original Note, borrowings subsequent to the Original Note, accrued and unpaid interest income, and other adjustments through December 29, 2019. Effective with the Merger with FCCG, the Intercompany Agreement was terminated and intercompany balances were eliminated in consolidation.
Effective July 5, 2018, the Company made a preferred capital investment in Homestyle Dining LLC, a Delaware limited liability corporation (“HSD”) in the amount of $4.0 million (the “Preferred Interest”). FCCG owns all of the common interests in HSD. The holder of the Preferred Interest was entitled to a 15.0% priority return on the outstanding balance of the investment (the “Preferred Return”). Any available cash flows from HSD on a quarterly basis were to be distributed to pay the accrued Preferred Return and repay the Preferred Interest until fully retired. On or before the five-year anniversary of the investment, the Preferred Interest were to be fully repaid, together with all previously accrued but unpaid Preferred Return. FCCG unconditionally guaranteed repayment of the Preferred Interest in the event HSD failed to do so. Effective with the Merger with FCCG, the Preferred Interest was terminated and intercompany balances were eliminated in consolidation.
During the year ended December 27, 2020, the Company recorded a receivable from FCCG in the amount of $0.2 million under the Tax Sharing Agreement, which was added to the intercompany receivable. The Tax Sharing Agreement was terminated at the time of the Merger. (See Note 9).
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

The terms of the Amended Certificate require equal or better treatment for the Class A Common Stock to the Class B Common Stock in transactions such as distributions, mergers, dissolution or recapitalization. Generally, each holder of shares of Class A Common Stock shall be entitled to 1 vote for each share of Class A Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Corporation, while each holder of shares of Class B Common Stock shall be entitled to 2,000 votes for each share of Class B Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Corporation. The foregoing is qualified in its entirety by reference to the full text of the Amended Certificate, which is filed as Exhibit 3.1 on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2021 and incorporated by reference herein.

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

As of December 26, 2021 and December 27, 2020, the total number of authorized shares of common stock was 51,600,000 and 25,000,000, respectively. There were 15,109,747 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding at December 26, 2021 and 11,926,264 shares of Class A common stock issued and outstanding at December 27, 2020

Below are the changes to the Company’s common stock during the fiscal year ended December 26, 2021:

●
Upon the effective date of the Recapitalization, each share of Common Stock outstanding as of June 29, 2021 was reclassified as Class A Common Stock, and on August 23, 2021, the Company distributed a dividend of 0.10 shares of Class B Common Stock for each outstanding share to holders of Class A Common Stock. This resulted in the issuance of 1,270,805 shares of Class B Common Stock.

●	Warrants to purchase 559,988 shares of common stock were exercised during the year ended December 26, 2021. The proceeds to the Company from the exercise of the warrants totaled $2.6 million.

●
Between April 6, 2021 and May 18, 2021, the Company granted 300,000 restricted shares of common stock to certain senior executives of the Company. The shares vest over three years in equal installments at the anniversary date of grant. The value of the restricted stock grant was $2.8 million and will be amortized as compensation expense over the vesting period.

●
On June 21, 2021, the Company entered into an agreement to issue 62,500 shares of common stock with a market value of 0.8 million in partial payment of the acquisition purchase price payable relating to the acquisition of Yalla Mediterranean.

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

●	On July 22, 2021, the Company completed the acquisition of GFG and issued 1,964,865 shares of the Company’s Common Stock with a value of $22.5 million.

●
On August 24, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on September 15, 2021 to stockholders of record as of September 6, 2021, for a total of $2.1 million.

●
On November 2, 2021, the Board of Directors declared a cash dividend of $0.13 per share of common stock, payable on December 1, 2021 to stockholders of record as of November 17, 2021, for a total of $2.1 million.

●
On November 11, 2021, one non-employee member of the board of directors elected to receive a portion of their compensation in shares of the Company’s common stock in lieu of cash. As such, the Company issued a total of 1,401 shares of common stock with a value of $15,000 to the electing director as consideration for accrued director's fees.

NOTE 17. SHARE-BASED COMPENSATION
Effective September 30, 2017, the Company adopted the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan was amended and restated on October 19, 2021. The Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The Plan provides a maximum of 4,000,000 shares available for grant.

All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for fiscal year ended December 26, 2021 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 27, 2020	656,105	$7.46	6.4
Grants	2,135,680	$11.43	9.9
Forfeited	—	$—	0.0
Expired	—	$—	0.0
Stock options outstanding at December 26, 2021	2,791,785	$10.50	9.1
Stock options exercisable at December 26, 2021	579,515	$7.75	6.1
The range of assumptions used in the Black-Scholes valuation model to value to options granted in 2021 are as follows:

Expected dividend yield	4.6% - 5.5%
Expected volatility	88.8%
Risk-free interest rate	1.3% - 1.4%
Expected term (in years)	6.0
During the year ended December 26, 2021 the Company granted a total of 300,000 restricted shares of its common stock to three employees (the “Grant Shares”). The Grant Shares vest one-third each year on the anniversary date of the grant. The grantees are entitled to any common dividends relating to the Grant Shares during the vesting period. The Grant Shares were valued at $2.8 million as of the date of grant. The related compensation expense will be recognized over the vesting period.
The Company recognized share-based compensation expense in the amount of $1.6 million and $0.1 million during the fiscal years ended December 26, 2021 and December 27, 2020, respectively. As of December 26, 2021, there remains $13.9 million of share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.
NOTE 18. WARRANTS
As of December 26, 2021, the Company had issued outstanding warrants to purchase shares of its Class A common stock as follows:

Issue Date	Number of Warrants Outstanding	Commencement Date	Termination Date	Exercise Price	Value at Grant Date (in thousands)
10/20/2017	81,700	04/20/2018	10/20/2022	$13.35	$124
06/07/2018	102,125	06/07/2018	06/07/2023	$7.12	$87
06/27/2018	25,530	06/27/2018	06/27/2023	$7.12	$25
07/03/2018	57,439	07/03/2018	07/03/2023	$7.12	$58
07/03/2018	22,230	07/03/2018	07/03/2023	$6.54	$26
06/19/2019	46,875	12/24/2020	06/19/2024	$7.27	N/A (1)
10/03/2019	60	10/03/2019	10/03/2024	$7.73	$—
07/16/2020	1,352,721	12/24/2020	07/16/2025	$3.76	$1,163
07/16/2020	18,990	12/24/2020	07/16/2025	$3.76	$64
	1,707,670

(1)	Values were not calculated at the issue date because the warrants were only exercisable in the event of a merger involving the Company and FCCG.
In addition to the warrants to purchase common stock described above, the Company has also granted warrants issued on July 16, 2020, to purchase 3,600 shares of the Company’s Series B Preferred Stock at an exercise price of $24.95 per share, exercisable beginning on the earlier of one year from the date of issuance, or the consummation of a merger or other similar business combination transaction involving the Company and FCCG, and will expire on July 16, 2025. The Series B Offering Warrants were valued at $2,000 at the date of grant.
The Company’s activity in warrants to purchase Class A common stock for the fiscal year ended December 26, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 27, 2020	2,273,533	$5.68	4.3
Grants	8,184	$3.76	3.6
Exercised	(571,198)	$3.85	3.5
Cancelled	(2,849)	$3.76	3.6
Warrants outstanding at December 26, 2021	1,707,670	$4.72	3.2
Warrants exercisable at December 26, 2021	1,707,670	$4.72	3.2

(1)	Exercise price adjusted due to cash dividends and Class B stock dividend.
The Company’s warrant activity for the fiscal year ended December 27, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 29, 2019	2,091,652	$3.57	3.4
Grants	2,203,190	$4.96	4.5
Forfeited	(2,021,309)	$2.71	3.6
Warrants outstanding at December 27, 2020	2,273,533	$5.68	4.3
Warrants exercisable at December 27, 2020	2,273,533	$5.68	4.3

During the fiscal year ended December 26, 2021, a total of 571,198 warrants were exercised in exchange for 559,988 shares of common stock with net proceeds to the Company of $2.6 million.
The range of assumptions used to establish the initial value of the warrants using the Black-Scholes valuation model were as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	3.8 - 5.0

NOTE 19. DIVIDENDS ON COMMON STOCK
The dividends declared on the Company's common stock during the fiscal year ended December 26, 2021 are as follows:

Declaration Date	Dividend Per Share	Record Date	Payment Date	Total Dividend

April 20, 2021	$0.13	May 03, 2021	May 07, 2021	$1,607,000
June 1, 2021	$0.13	June 14, 2021	June 21, 2021	$1,590,000
August 24, 2021	$0.13	September 6, 2021	September 15, 2021	$2,116,000
November 2, 2021	$0.13	November 17, 2021	December 1, 2021	$2,129,000

In connection with the acquisition of FCCG by the Company, in December 2020, the Company declared a special stock dividend (the “Special Dividend”) payable only to holders of our Common Stock on the record date, other than FCCG, consisting of 0.2319998077 shares of the Company’s Series B Preferred Stock for each outstanding share of Common Stock held by such stockholders. The value of fractional shares of Series B Preferred Stock was paid in cash and totaled approximately $29,000. The Special Dividend was paid on December 23, 2020 and resulted in the issuance of 520,145 additional shares of Series B Preferred Stock with a market value on the payment date of approximately $8.9 million.

NOTE 20. COMMITMENTS AND CONTINGENCIES
Litigation

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. On August 5, 2021, Defendants filed a motion to dismiss Plaintiffs’ complaint (the “Motion”). Argument on the Motion was heard on February 11, 2022. At the conclusion of the argument, the Court indicated that it would deny the Motion with respect to most claims and most Defendants, but would reserve final decision until after more fully considering the arguments as to the unjust enrichment claim and one of the Individual Defendants. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages and discovery is just underway, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

Robert J. Matthews, et al., v. FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick (United States District Court for the Central District of California, Case No. 2:22-cv-01820)
On March 18, 2022, plaintiff Robert J. Matthews, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), alleging that the defendants are responsible for false and misleading statements and omitted material facts in the Company’s reports filed with the SEC under the 1934 Act related to the LA Times story published on February 19, 2022 about the company and its management. The plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. The plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit.

Government Investigations

The U.S. Attorney’s Office for the Central District of California (the “U.S. Attorney”) and the U.S. Securities and Exchange Commission informed the Company in December 2021 that they have opened investigations relating to the Company and our Chief Executive Officer, Andrew Wiederhorn, and are formally seeking documents and materials concerning, among other things, the Company’s December 2020 merger with Fog Cutter Capital Group Inc., transactions between these entities and Mr. Wiederhorn, and compensation, extensions of credit and other benefits or payments received by Mr. Wiederhorn or his family. The Company is cooperating with the government regarding these matters, and we believe that the Company is not currently a target of the U.S. Attorney’s investigation. At this early stage, the Company is not able to reasonably estimate the outcome or duration of the government investigations.
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-772-HE)
In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12.0 million to $22.0 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery, and the matter is scheduled for trial for October 2022. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606)
SBN FCCG LLC (“SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (“FCCG”) in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $0.7 million judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN in May 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 26, 2021, the Company had accrued an aggregate of $5.12 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.

Operating Leases (see also Note 11)
The Company's headquarters, including its principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, comprising approximately 13,000 square feet of space, pursuant to a lease that expires on September 29, 2025, as well as an additional approximately 3,000 square feet of space pursuant to a lease amendment that expires on February 29, 2024.

Our subsidiary, GFG Management, LLC, leases offices in Atlanta, GA comprising approximately 9,000 square feet under a lease expiring on March 1, 2023, and an approximately 16,000 square foot warehouse location under a lease expiring on May 31, 2024.
Our subsidiary, GAC Supply, LLC, owns and operates an approximately 40,000 square foot manufacturing and production facility in Atlanta, Georgia, which supplies our franchisees with cookie dough, pretzel dry mix and other ancillary products.

Our subsidiary, Twin Restaurant Holding, LLC, leases offices in Dallas, TX comprising approximately 8,300 square feet under a lease expiring on April 30, 2025.

Our subsidiary, Fazoli's Holdings, LLC leases offices located in Lexington, KY comprising approximately 19,200 square feet under a lease expiring on April 30, 2022.

Our subsidiary, Native Grill & Wings Franchising, LLC leases offices located in Chandler, AZ comprising 5,825 square feet under a lease expiring on October 31, 2024.

In addition to the above locations, certain of our subsidiaries directly own and operate restaurant locations, substantially all of which are located in leased premises. As of December 26, 2021, we owned and operated 126 restaurant locations.
In addition to the above locations, certain of the Company's subsidiaries directly own and operate restaurant locations, substantially all of which are located in leased premises. As of December 26, 2021, the Company leased and operated approximately 120 restaurant locations.
The Company believes that its existing facilities are in good operating condition and adequate to meet current and foreseeable needs. Additional information related to the Company’s operating leases are disclosed in Note 10.
NOTE 21. GEOGRAPHIC INFORMATION AND MAJOR FRANCHISEES
Revenues by geographic area are as follows (in thousands):

	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
United States	$108,643	$14,146
Other countries	10,238	3,972
Total revenues	$118,881	$18,118
Revenues are shown based on the geographic location of our licensee restaurants. All of our owned restaurant assets are located in the United States.
During the fiscal years ended December 26, 2021 and December 27, 2020, no individual franchisee accounted for more than 10% of the Company's revenues.
NOTE 22. SUBSEQUENT EVENTS
Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 26, 2021 through the date of issuance of these audited consolidated financial statements. During this period, the Company did not have any significant subsequent events.

FAT BRANDS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2021

	Dollars in thousands
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Recoveries/Acquisitions	Balance at End of Period
Allowance for:
Trade notes and accounts receivable	$1,113	$1,843	$1,460	$4,416

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT BRANDS INC.

By:	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer
The undersigned directors and officers of FAT Brands Inc. do hereby constitute and appoint Andrew A. Wiederhorn and Kenneth J. Kuick, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	NAME AND TITLE

March 23, 2022	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer and Director (Principal Executive Officer)

March 23, 2022	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer (Principal Financial and Accounting Officer)

March 23, 2022	/s/ Edward Rensi
Edward Rensi, Chairman of the Board

March 23, 2022	/s/ Kenneth J. Anderson
Kenneth J. Anderson, Director

March 23, 2022	/s/ Amy V. Forrestal
Amy V. Forrestal, Director

March 23, 2022	/s/ Squire Junger
Squire Junger, Director

March 23, 2022	/s/ James Neuhauser
James Neuhauser, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference to			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation, filed on August 16, 2021	8-K	3.1	08/19/2021
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, filed on August 24, 2021	8-K	3.1	08/30/2021
3.3	Certificate of Increase of Series B Cumulative Preferred Stock, filed on September 15, 2021	8-K	3.1	09/16/2021
3.4	Certificate of Increase of Series B Cumulative Preferred Stock, filed on October 28, 2021	8-K	3.1	10/28/2021
3.5	Amended and Restated Bylaws of the Company, effective as of October 15, 2021	8-K	3.1	10/19/2021
4.1	Warrant Agency Agreement, dated July 16, 2020, between the Company and VStock Transfer, LLC, to act as the Warrant Agent (including the form of Warrant Certificate)	8-K	10.1	07/16/2020
4.2	Warrant to Purchase Common Stock, dated October 20, 2017, issued to Tripoint Global Equities, LLC.	10-Q	4.1	12/04/2017
4.3	Warrant to Purchase Common Stock, dated June 7, 2018, issued to Trojan Investments, LLC	10-Q	4.1	08/15/2018
4.4	Warrant to Purchase Common Stock, dated June 27, 2018, issued to Fog Cutter Capital Group, Inc.	10-Q	4.2	08/15/2018
4.5	Form of Warrants to Purchase Common Stock, dated July 3, 2018, issued to sellers of Hurricane AMT, LLC	8-K	4.1	07/10/2018
4.6	Warrant to Purchase Common Stock, dated July 3, 2018, issued to FB Lending, LLC	8-K	4.2	07/10/2018
4.7	Base Indenture, dated March 6, 2020, and amended and restated as of April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	04/26/2021
4.8	Series 2021-1 Supplement to the Base Indenture, dated April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee	8-K	4.2	04/26/2021
4.9	Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	07/26/2021
4.10	Series 2021-1 Supplement to the Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	07/26/2021

Exhibit Number	Description	Incorporated By Reference to			Filed Herewith
4.11	Base Indenture, dated October 1, 2021, by and between FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	10/06/2021
4.12	Series 2021-1 Supplement to the Base Indenture, dated October 1, 2021, by and between FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	10/06/2021
4.13	Base Indenture, dated December 15, 2021, by and among FAT Brands Fazoli’s Native I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	12/16/2021
4.14	Series 2021-1 Supplement to Base Indenture, dated December 15, 2021, by and among FAT Brands Fazoli’s Native I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	12/16/2021
4.15	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Form of Indemnification Agreement, dated October 20, 2017, between the Company and each director and executive officer	1-A	6.3	09/06/2017
10.2*	Amended and Restated 2017 Omnibus Equity Incentive Plan	Schedule 14 (proxy statement)	Appendix	09/09/2021
10.3	Amended and Restated Office Lease, dated November 18, 2019, by and among Duesenberg Investment Company, LLC, Fatburger North America, Inc., Fog Cutter Capital Group Inc., and Fatburger Corporation	10-K	10.12	04/28/2020
10.4	Management Agreement, dated March 6, 2020, and amended and restated as of April 26, 2021, by and among FAT Brands Inc., FAT Brands Royalty I, LLC, each of the Securitization Entities named therein, and UMB Bank, N.A., as Trustee	8-K	10.2	04/26/2021
10.5	Management Agreement, dated July 22, 2021, by and among FAT Brands Inc., FAT Brands GFG Royalty I, LLC, each of the Franchise Entities named therein, and UMB Bank, N.A., as trustee	8-K	10.2	07/26/2021
10.6	Management Agreement, dated October 1, 2021, by and among FAT Brands Inc., FAT Brands Twin Peaks I, LLC, each of the Securitization Entities named therein, and UMB Bank, N.A., as trustee	8-K	10.2	10/06/2021
10.7	Management Agreement, dated December 15, 2021, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, each of the Guarantors named therein and UMB Bank, N.A., as trustee	8-K	10.2	12/16/2021

Exhibit Number	Description	Incorporated By Reference to			Filed Herewith
10.8	Back-Up Management and Consulting Agreement, dated December 15, 2021, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, each of the Guarantors named therein, UMB Bank, N.A., as trustee, and FTI Consulting, Inc., as back-up manager	8-K	10.3	12/16/2021
10.9	Guarantee and Collateral Agreement, dated April 26, 2021, by and among each of the Securitization Entities named therein, as Guarantors, in favor of UMB Bank, N.A., as Trustee	8-K	10.1	04/26/2021
10.10	Guarantee and Collateral Agreement, dated July 22, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	07/26/2021
10.11	Guarantee and Collateral Agreement, dated October 1, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	10/06/2021
10.12	Guarantee and Collateral Agreement, dated December 15, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	12/16/2021
10.13	Put/Call Agreement, dated July 22, 2021, by and between FAT Brands Inc. and LS Global Franchise L.P.	8-K	10.3	07/26/2021
10.14	Put/Call Agreement, dated October 1, 2021, by and between FAT Brands Inc. and Twin Peaks Holdings, LLC	8-K	10.3	10/06/2021
10.15	Put Option Agreement, dated August 25, 2021, by and between FAT Brands Inc. and Trojan Investments, LLC and Fog Cutter Holdings, LLC	8-K	10.2	08/30/2021
10.16*	Employment Agreement, dated as of November 18, 2021, by and between FAT Brands Inc. and Andrew A. Wiederhorn	8-K	10.1	11/24/2021
21.1	Significant Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X
					(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X

Exhibit Number	Description	Incorporated By Reference to	Filed Herewith
(Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X
(Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X
(Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X
(Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X
(Furnished)
•Indicates  management contract or compensatory plan or arrangement.