Form 10-Q
period 2022-03-27
Fat Brands, Inc
filed 2022-05-10
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of May 2, 2022, there were 15,131,597 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
March 27, 2022

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 27, 2022	December 26, 2021
		Audited
Assets
Current assets
Cash	$28,973	$56,656
Restricted cash	33,043	24,740
Accounts receivable, net of allowance for doubtful accounts of $3,328 and $4,016 as of March 27, 2022 and December 26, 2021, respectively	17,966	19,555
Trade and other notes receivable, net of allowance for doubtful accounts of $129 as of both March 27, 2022 and December 26, 2021	238	231
Assets classified as held for sale	5,337	5,476
Other current assets	11,647	11,853
Total current assets	97,204	118,511

Noncurrent restricted cash	18,525	18,525
Notes receivable – noncurrent, net of allowance for doubtful accounts of $271, as of both March 27, 2022 and December 26, 2021	3,431	3,493
Operating lease right of use assets	96,813	98,552
Goodwill	295,343	295,128
Other intangible assets, net	648,888	652,788
Property and equipment, net	81,399	80,501
Other assets	3,205	2,534
Total assets	$1,244,808	$1,270,032

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$23,495	$27,527
Accrued expenses and other liabilities	42,651	46,295
Deferred income, current portion	2,827	2,636
Accrued advertising	12,312	10,853
Accrued interest payable	12,614	10,678
Dividend payable on preferred shares	1,565	1,574
Liabilities related to assets classified as held for sale	4,647	4,780
Current portion of operating lease liability	14,394	14,341
Redeemable preferred stock	135,000	67,500
Current portion of long-term debt	851	631
Current portion of acquisition purchase price payable	1,197	1,173
Other	10,390	10,500
Total current liabilities	261,943	198,488

Deferred income, net of current portion	18,755	17,662
Deferred income tax liabilities, net	16,210	12,921
Operating lease liability, net of current portion	91,576	92,920
Long-term debt, net of current portion	907,068	904,265
Other liabilities	362	976
Total liabilities	1,295,914	1,227,232

Commitments and contingencies (Note 16)

Redeemable preferred stock	—	64,455

Stockholders’ deficit
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 3,221,471 shares issued and outstanding at March 27, 2022 and December 26, 2021, respectively; liquidation preference $25 per share	49,920	55,661
Class A common stock and Class B common stock and additional paid-in capital as of March 27, 2022: $0.0001 par value per share: 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,402,402 shares issued and outstanding (Class A 15,131,597, Class B 1,270,805). Common stock and additional paid-in capital as of December 26, 2021: $0.0001 par value; 51,600,000 shares authorized; 16,380,552 shares issued and outstanding (Class A 15,109,747, Class B 1,270,805).	(24,792)	(24,837)
Accumulated deficit	(76,234)	(52,479)
Total stockholders’ deficit	(51,106)	(21,655)
Total liabilities and stockholders’ deficit	$1,244,808	$1,270,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

For the Thirteen Weeks Ended March 27, 2022 and March 28, 2021

	2022	2021

Revenue
Royalties	$20,898	$4,898
Restaurant sales	58,077	—
Advertising fees	9,361	1,188
Factory revenues	8,179	—
Franchise fees	714	540
Management fees and other income	174	23
Total revenue	97,403	6,649

Costs and expenses
General and administrative expense	31,066	4,926
Cost of restaurant and factory revenues	54,799	—
Refranchising loss	548	427
Acquisition costs	248	15
Advertising fees	10,257	1,192
Total costs and expenses	96,918	6,560

Income from operations	485	89

Other income (expense), net
Interest expense	(19,027)	(2,460)
Interest expense related to preferred shares	(1,999)	(288)
Other income, net	1,310	98
Total other expense, net	(19,716)	(2,650)

Loss before income tax expense	(19,231)	(2,561)

Income tax provision (benefit)	4,524	(129)

Net loss	$(23,755)	$(2,432)

Basic and diluted loss per common share	$(1.45)	$(0.20)
Basic and diluted weighted average shares outstanding	16,388,471	11,970,505
Cash dividends declared per common share	$0.13	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands)
For the Thirteen Weeks Ended March 27, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A par value	Class B par value	Additional paid-in capital	Total Common Stock	Shares	Par value	Additional paid-in capital	Total Preferred Stock	Accumulated deficit	Total

Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$(52,479)	$(21,655)
Net loss	—	—	—	—	—	—	—	—	—	—	(23,755)	(23,755)
Issuance of common stock through exercise of warrants	21,850	—	—	—	61	61	—	—	18	18	—	79
Share-based compensation	—	—	—	—	2,112	2,112	—	—	—	—	—	2,112
Dividends declared on common stock	—	—	—	—	(2,128)	(2,128)	—	—	—	—	—	(2,128)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(1,652)	(1,652)	—	(1,652)
Exercise of Series B preferred stock put option	—	—	—	—	—	—	—	—	(4,107)	(4,107)	—	(4,107)
Balance at March 27, 2022	15,131,597	1,270,805	$2	$—	$(24,794)	$(24,792)	3,221,471	$—	$49,920	$49,920	$(76,234)	$(51,106)

For the Thirteen Weeks Ended March 28, 2021

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A par value	Class B par value	Additional paid-in capital	Total Common Stock	Shares	Par value	Additional paid-in capital	Total Preferred Stock	Accumulated deficit	Total

Balance at December 27, 2020	11,926,264	—	$1	$—	$(42,776)	$(42,775)	1,183,272	$—	$21,788	$21,788	$(20,896)	$(41,883)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,432)	(2,432)
Issuance of common stock through exercise of warrants	103,000	—	—	—	426	426	—	—	89	89	—	515
Share-based compensation	—	—	—	—	37	37	—	—	—	—	—	37
Measurement period adjustment in accordance with ASU 2015-16	—	—	—	—	(1,203)	(1,203)	—	—	—	—	—	(1,203)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(610)	(610)	—	(610)
Balance at March 28, 2021	12,029,264	$—	$1	$—	$(43,516)	$(43,515)	1,183,272	$—	$21,267	$21,267	$(23,328)	$(45,576)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
For the Thirteen Weeks Ended March 27, 2022 and March 28, 2021

	2022	2021
Cash flows from operating activities
Net loss	$(23,755)	$(2,432)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	3,068	(995)
Depreciation and amortization	6,561	398
Share-based compensation	2,112	37
Change in operating right of use assets	1,875	605
Accretion of loan fees and interest	2,634	364
Accretion of preferred shares	—	10
Accretion of purchase price liability	24	24
Provision for bad debts	185	—
Change in:
Accounts receivable	1,404	(258)
Other current assets	205	397
Deferred income	1,506	332
Accounts payable	(4,014)	59
Accrued expense	(4,181)	83
Accrued advertising	1,462	(187)
Accrued interest payable	1,936	47
Dividend payable on preferred shares	(9)	278
Other	(722)	(8)
Total adjustments	14,046	1,186
Net cash used in operating activities	(9,709)	(1,246)

Cash flows from investing activities
Purchases of property and equipment	(3,770)	(573)
Other	30	—
Net cash used in investing activities	(3,740)	(573)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	492	—
Repayments of borrowings	(236)	—
Change in operating lease liabilities	(1,424)	(353)
Exercise of warrants	79	515
Dividends paid on redeemable preferred stock	(1,062)	—
Dividends paid on common shares	(2,128)	—
Dividends paid on preferred shares	(1,652)	(639)
Net cash used in financing activities	(5,931)	(477)

Net decrease in cash and restricted cash	(19,380)	(2,296)

Cash and restricted cash at beginning of the period	99,921	7,211
Cash and restricted cash at end of the period	$80,541	$4,915

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,978	$1,969
Cash paid for income taxes	$210	$211
The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of March 27, 2022, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of March 27, 2022, the Company had 2,360 locations. Of this amount, 2,230 stores were franchised, representing approximately 94% of total restaurants.
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
The Company's operations have historically been comprised primarily of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. As part of these ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants and may convert them to franchise locations. During the refranchising period, the Company may operate the restaurants and classifies the operational activities as refranchising gains or losses and the assets and associated liabilities as held-for sale. Through recent acquisitions, the Company also operates "company owned" restaurant locations of certain brands.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to impact the United States and other countries. As a result, at certain times the Company franchisees temporarily closed some retail locations, modified store operating hours, adopted a “to-go” only operating model or a combination of these actions. These actions have reduced consumer traffic, all resulting in a negative impact to franchisee and Company revenue. While the disruption to our business from the COVID-19 pandemic is currently expected to be temporary, there is still a great deal of uncertainty around the severity and duration of the disruption. We may experience longer-term effects on our business and economic growth and changes in consumer demand in the U.S. and worldwide. The effects of COVID-19 may materially adversely affect our business, results of operations, liquidity and ability to service our existing debt, particularly if these effects continue in place for a significant amount of time.
Liquidity
The Company recognized income from operations of $0.5 million and $0.1 million during the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively. The Company has a history of net losses and an accumulated deficit of $76.2 million as of March 27, 2022. Additionally, the Company had negative working capital of $164.7 million. Of this amount, $135.0 million represents the current portion of redeemable preferred stock as discussed in Note 12. If the Company does not deliver the applicable cash proceeds at the related due dates, the amount then due will accrue interest until the payment is completed. The Company had $29.0 million of unrestricted cash at March 27, 2022 and plans on the combination of cash generated from operations and cash on hand to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our revenues are derived from two sales channels, franchised restaurants and company owned locations, which we operate as one reportable segment.

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
In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Under the current SEC definitions, the Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this standard will have a material impact on its condensed consolidated financial statements.
NOTE 3. MERGERS AND ACQUISITIONS

Acquisition of Fazoli's

On December 15, 2021, the Company completed the acquisition of Fazoli's for a total cash purchase price of $137.1 million. Founded in 1988 in Lexington, KY, Fazoli’s is a premium QSR Italian chain priding itself on serving premium quality Italian food, fast, fresh and friendly. Menu offerings include freshly prepared pasta entrees, Submarinos® sandwiches, salads, pizza and desserts – along with its unlimited signature breadsticks.

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
Acquisition of Twin Peaks
On October 1, 2021, the Company completed the acquisition of Twin Peaks Buyer, LLC (“Twin Peaks”) for a total purchase price of $310.3 million. Twin Peaks is the franchisor and operator of a chain of sports lodge themed restaurants.

Acquisition of Global Franchise Group

On July 22, 2021, the Company completed the acquisition of LS GFG Holdings Inc. (“GFG”), for a total purchase price of $444.9 million. GFG is a franchisor of five quick service restaurant brands (Round Table Pizza, Great American Cookies, Marble Slab Creamery, Pretzelmaker and Hot Dog on a Stick).
Proforma Information

The table below presents the combined proforma revenue and net loss of the Company and Fazoli's, Twin Peaks and GFG (the "Material Acquired Entities") for the thirteen weeks ended March 28, 2021, assuming the acquisitions had occurred on December 28, 2020 (the beginning of the Company’s 2021 fiscal year), pursuant to ASC 805-10-50 (in millions). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of the Material Acquired Entities occurred on this date nor does it purport to predict the results of operations for future periods.

Revenue	$78.4
Net loss	$(9.9)

NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.
The Company meets all of the criteria requiring that acquired assets used in the operation of certain restaurants be classified as held for sale. As a result, the following assets have been classified as held for sale on the accompanying condensed consolidated balance sheets as of March 27, 2022 and December 26, 2021 (in millions):

	March 27, 2022	December 26, 2021

Property, plant and equipment	$0.8	$0.8
Operating lease right of use assets	$4.5	$4.7
Total	$5.3	$5.5
Operating lease liabilities related to the assets classified as held for sale in the amount of $4.6 million and $4.8 million have been classified as current liabilities on the accompanying condensed consolidated balance sheets as of March 27, 2022 and December 26, 2021, respectively.
Refranchising losses during the thirteen weeks ended March 27, 2022 and March 28, 2021 were as follows (in millions):

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Restaurant costs and expenses, net of revenue	$0.5	$0.4

NOTE 5. NOTES RECEIVABLE
Notes receivable consist of trade notes receivable, the Elevation Buyer Note and the Twin Peaks - Hollywood note. Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6.0% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of March 27, 2022 and March 28, 2021 trade notes receivable totaled $0.5 million, which was net of reserves of $0.4 million.
The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger. The Company loaned $2.3 million in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1.9 million, which was net of a discount of $0.4 million. As of March 27, 2022 and December 26, 2021, the balance of the Elevation Note was $1.6 million and $1.7 million, respectively, which were net of discounts of $0.2 million. During the 13 weeks ended March 27, 2022 and March 28, 2021, the Company recognized $46 thousand and $52 thousand in interest income on the Elevation Buyer Note, respectively.
The Twin Peaks - Hollywood note was funded in connection with the development of a Twin Peaks restaurant. As of March 27, 2022, the amount of the secured note was $1.5 million.

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in millions):

	March 27, 2022	December 26, 2021
Real estate	$60.5	$60.5
Equipment	26.7	22.9
	87.2	83.4
Accumulated depreciation	(5.8)	(2.9)
Property and equipment, net	$81.4	$80.5

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 26, 2021	$175.6	$295.1	$477.2
Amortization	$(3.7)	$—	$—
Adjustment to preliminary purchase price	$(0.2)	$0.2	$—
March 27, 2022	$171.7	$295.3	$477.2
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	March 27, 2022			December 26, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$109.2	$(7.9)	$101.2	$109.4	$(5.7)	$103.7
Customer relationships	73.9	(3.8)	70.1	73.9	(2.4)	71.5
Other	0.4	—	0.4	0.4	—	0.4
Balance, end of year	$183.4	$(11.7)	$171.7	$183.6	$(8.0)	$175.6

Non-amortizing intangible assets
Trademarks			477.2			477.2
Total amortizing and non-amortizing intangible assets, net			$648.9			$652.8
The expected future amortization of the Company’s capitalized franchise agreements is as follows (in millions):

Fiscal year:
Remaining 2022	$10.9
2023	13.7
2024	13.4
2025	13.2
2026	13.2
Thereafter	107.4
Total	$171.7

NOTE 8. DEFERRED INCOME
Deferred income was as follows (in millions):

	March 27, 2022	December 26, 2021

Deferred franchise fees	$20.6	$19.8
Deferred royalties	0.1	0.2
Deferred vendor incentives	0.8	0.4
Total	$21.6	$20.3

NOTE 9. INCOME TAXES
The following table presents the Company’s provision (benefit) for income taxes (in millions):

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Provision (benefit) for income taxes	$4.5	$(0.1)
Effective tax rate	(23.5)%	5.0%
The difference between the statutory tax rate of 21% and the effective tax rate of (23.5)% in the thirteen weeks ended March 27, 2022 was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 10. LEASES
The Company recognized lease expense of $4.5 million and $0.8 million for the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively.
Operating lease right of use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	March 27, 2022	December 26, 2021

Right of use assets	$96.8	$98.6
Right of use assets classified as held for sale	4.5	4.7
Total right of use asset	$101.3	$103.2

Operating lease liabilities	$106.0	$107.3
Lease liabilities related to assets held for sale	4.6	4.8
Total operating lease liabilities	$110.6	$112.0
The contractual future maturities of the Company’s operating lease liabilities as of March 27, 2022, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2022	$12.5
2023	15.9
2024	14.7
2025	14.3
2026	13.2
Thereafter	165.6
Total lease payments	236.2
Less imputed interest	(125.6)
Total	$110.6

The current portion of the operating lease liability as of March 27, 2022 was $14.4 million.
Supplemental cash flow information for the thirteen weeks ended March 27, 2022 related to leases was as follows (in millions):

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$4.3	$0.8
NOTE 11. DEBT
Long-term debt consisted of the following (in millions):

	March 27, 2022					December 26, 2021
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
2021 FB Royalty Securitization	4/25/2051	7/25/2023	4.75%	$97.1	$95.5	$95.4
2021 GFG Royalty Securitization	7/25/2051	7/25/2023	6.00%	209.0	205.9	205.6
2021 Twin Peaks Securitization	7/25/2051	7/25/2023	7.00%	150.0	147.0	146.8
2021 Fazoli's/Native Securitization	7/25/2051	7/25/2023	6.00%	128.8	123.3	122.8
Senior Subordinated Debt
2021 FB Royalty Securitization	4/25/2051	7/25/2023	8.00%	32.4	31.8	31.8
2021 GFG Royalty Securitization	7/25/2051	7/25/2023	7.00%	84.0	81.7	81.5
2021 Twin Peaks Securitization	7/25/2051	7/25/2023	9.00%	50.0	46.8	46.6
2021 Fazoli's/Native Securitization	7/25/2051	7/25/2023	7.00%	25.0	22.9	22.7
Subordinated Debt
2021 FB Royalty Securitization	4/25/2051	7/25/2023	9.00%	15.0	14.2	14.1
2021 GFG Royalty Securitization	7/25/2051	7/25/2023	9.50%	57.0	52.9	52.6
2021 Twin Peaks Securitization	7/25/2051	7/25/2023	10.00%	50.0	44.5	44.2
2021 Fazoli's/Native Securitization	7/25/2051	7/25/2023	9.00%	40.0	35.6	35.1
Total securitized debt				938.2	902.0	899.3
Elevation note	7/19/2026	N/A	6.00%	7.5	5.4	5.6
Equipment note	3/7/2028	N/A	8.49%	0.5	0.5	—
Total debt				946.2	907.9	904.9
Current portion of long-term debt				—	(0.9)	(0.6)
Long-term debt				$946.2	$907.1	$904.3
Terms of Outstanding Debt
2021 FAT Royalty Securitization
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands Inc., completed the issuance and sale of three tranches of fixed rate secured notes (the “2021 FAT Royalty Securitization

Notes”) with a total aggregate principal amount of $144.5 million. The 2021 FB Royalty Securitization Notes are generally secured by a security interest in substantially all the assets of FB Royalty and its subsidiaries.
2021 GFG Royalty Securitization
In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC ("GFG Royalty"), a special purpose, wholly-owned subsidiary of FAT Brands, completed the issuance and sale of three tranches of fixed rate secured notes (the "2021 GFG Royalty Securitization Notes") with a total aggregate principal amount of $350.0 million. Immediately following the closing of the acquisition of GFG, the Company contributed the franchising subsidiaries of GFG to GFG Royalty, pursuant to a Contribution Agreement. The GFG Securitization Notes are generally secured by a security interest in substantially all the assets of GFG Royalty and its subsidiaries.
2021 Twin Peaks Securitization
In connection with the acquisition of Twin Peaks, on October 1, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Twin Peaks I, LLC, of three tranches of fixed rate secured notes (the "Twin Peaks Securitization Notes") with a total aggregate principal amount of $250.0 million. Immediately following the closing of the acquisition of Twin Peaks, the Company contributed the franchising subsidiaries of Twin Peaks to FAT Brands Twin Peaks I, LLC,, pursuant to a Contribution Agreement. The Twin Peaks Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Twin Peaks I, LLC, and its subsidiaries.
2021 Fazoli's / Native Securitization
In connection with the acquisition of Fazoli's and Native Grill & Wings, on December 15, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Fazoli's Native I, LLC, of three tranches of fixed rate secured notes (the "Fazoli's/Native Securitization Notes") with a total aggregate principal amount of $193.8 million. Immediately following the closing of the acquisition of Fazoli's and Native, the Company contributed the franchising subsidiaries of these entities to FAT Brands Fazoli's Native I, LLC, pursuant to a Contribution Agreement. The Fazoli's/Native Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Fazoli's Native I, LLC and its subsidiaries.
Terms and Debt Covenant Compliance
The 2021 FAT Royalty Securitization Notes, the 2021 GFG Royalty Securitization Notes, the 2021 Twin Peaks Securitization Notes and the 2021 Fazoli's/Native Securitization Notes (collectively, the "Securitization Notes") require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023, additional interest equal to 1.0% per annum will accrue on the then outstanding principal balance of each tranche.
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of March 27, 2022, the Company was in compliance with these covenants.
Elevation Note
On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7.5 million, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. The annualized effective interest rate for the Elevation Note during the thirteen weeks ended March 27, 2022 was 11.4%.
The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all senior indebtedness of the Company.
Equipment Note

On March 8, 2022, an indirect subsidiary of the Company entered into a $0.5 million equipment financing note, the proceeds of which will be used to purchase certain equipment for a new Twin Peaks restaurant (the "Equipment Note"). The Equipment Note has a maturity date of March 7, 2028 and bears interest at a fixed rate of 8.49% per annum. The Equipment Note is secured by certain restaurant equipment.
NOTE 12. SERIES B CUMULATIVE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Preferred Stock (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a Put/Call Agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG sellers may require the Company to purchase the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration to current liabilities on its condensed consolidated balance sheet.
Twin Peaks Preferred Stock Consideration

On October 1, 2021, the Company completed the acquisition of Twin Peaks. A portion of the consideration paid included 2,847,393 shares of the Company’s Series B Cumulative Preferred Stock (the "Twin Peaks Preferred Stock Consideration").

The Twin Peaks seller agreed to a lock-up period with respect to the Preferred Stock Consideration, during which time the seller may not offer, sell or transfer any interest in these shares. The lock-up provisions restrict sales until March 31, 2022 for 1,793,858 shares (the “Initial Put/Call Shares”) and September 30, 2022 for the remaining 1,053,535 shares (the “Secondary Put/Call Shares”), subject to certain exceptions set forth in the Put/Call Agreement with the seller of Twin Peaks referenced below.

On October 1, 2021, the Company and the Seller entered into a Put/Call Agreement pursuant to which the Company was granted the right to call from the Seller, and the Seller was granted the right to put to the Company, the Initial Put/Call Shares at any time until March 31, 2022 for a cash payment of $42.5 million, and the Secondary Put/Call Shares at any time until September 30, 2022 for a cash payment of $25.0 million, plus any accrued but unpaid dividends on such shares. If the Company does not deliver the applicable cash proceeds to the Seller when due, the amounts then due will accrue interest at the rate of 10.0% per annum until repayment is completed. On October 7, 2021, the Company received a put notice on the Initial Put/Call Shares and the Secondary Put/Call Shares. The Company has classified the Twin Peaks Preferred Stock Consideration as a current liability on its condensed consolidated balance sheet.
NOTE 13. SHARE-BASED COMPENSATION
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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of March 27, 2022, there were 2,748,436 stock options outstanding with a weighted average exercise price of $10.56.
The Company recognized share-based compensation expense in the amount of $2.1 million and $37,000, during the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively. As of March 27, 2022, there remains $11.6 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

NOTE 14. WARRANTS
The Company’s warrant activity for the thirteen weeks ended March 27, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 26, 2021	1,707,670	$4.72	3.2
Exercised	(21,850)	$3.64	3.3
Warrants outstanding at March 27, 2022	1,685,820	$4.63	2.9
Warrants exercisable at March 27, 2022	1,685,820	$4.63	2.9
During the thirteen weeks ended March 27, 2022, 21,850 warrants were exercised in exchange for 21,850 shares of common stock with net proceeds to the Company of $0.1 million.
NOTE 15. DIVIDENDS ON COMMON STOCK
On January 11, 2022, the Board of Directors declared a cash dividend of $0.13 per share of Class A common stock and Class B common stock, payable on March 1, 2022 to stockholders of record as of February 15, 2022, for a total of $2.1 million.

NOTE 16. COMMITMENTS AND CONTINGENCIES
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

Robert J. Matthews, et al., v. FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick (United States District Court for the Central District of California, Case No. 2:22-cv-01820)
On March 18, 2022, plaintiff Robert J. Matthews, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), alleging that the defendants are responsible for false and misleading statements and omitted material facts in the Company’s reports filed with the SEC under the 1934 Act related to the LA Times story published on February 19, 2022 about the company and its management. The plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. The plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. On April 25, 2022, Kerry Chapman, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick in the United States District Court for the Central Division of California, asserting substantially the same claims as those made by Matthews in the above-referenced lawsuit.

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
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of March 27, 2022, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 17. GEOGRAPHIC INFORMATION AND MAJOR FRANCHISEES
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
United States	$95.4	$4.8
Other countries	2.0	1.8
Total revenue	$97.4	$6.6
Revenue is shown based on the geographic location of our franchisees’ restaurants. All assets are located in the United States.
During the thirteen weeks ended March 27, 2022 and March 28, 2021, no individual franchisee accounted for more than 10% of the Company’s revenue.
NOTE 18. SUBSEQUENT EVENTS
Management has evaluated all events and transactions that occurred subsequent to March 27, 2022 through the date of issuance of these condensed consolidated financial statements. During this period, the Company did not have any significant subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended March 27, 2022 and March 28, 2021, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 23, 2022 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
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
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual and casual dining concepts restaurant concepts around the world. As of March 27, 2022, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of March 27, 2022, the Company had 2,360 locations. Of this amount, 2,230 stores were franchised, representing approximately 94% of total restaurants.

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
Results of Operations of FAT Brands Inc.
The following table summarize key components of our condensed consolidated results of operations for the thirteen weeks ended March 27, 2022 and March 28, 2021.
(In thousands)

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Statements of operations data:

Revenue
Royalties	$20,898	$4,898
Restaurant sales	58,077	—
Advertising fees	9,361	1,188
Factory revenues	8,179	—
Franchise fees	714	540
Management fees and other income	174	23
Total revenue	97,403	6,649

Costs and expenses
General and administrative expense	31,066	4,926
Cost of restaurant and factory revenues	54,799	—
Refranchising loss	548	427
Acquisition costs	248	15
Advertising fees	10,257	1,192
Total costs and expenses	96,918	6,560

Income from operations	485	89

Total other expense, net	(19,716)	(2,650)

Loss before income tax expense	(19,231)	(2,561)

Income tax provision (benefit)	4,524	(129)

Net loss	$(23,755)	$(2,432)

For the thirteen weeks ended March 27, 2022 and March 28, 2021:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $90.8 million, or 1,365%, in the first quarter of 2022, to $97.4 million compared to $6.6 million in the same period of 2021. The increase reflects revenue from the acquisition of GFG in July 2021, the acquisition of Twin Peaks in October 2021, the acquisition of Fazoli's in December 2021 and the acquisition of Native in December 2021 (collectively, the "2021 Acquisitions") and the continuing recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.
Costs and Expenses – Costs and expenses consist of general and administrative costs, cost of restaurant and factory revenues, net refranchising (gains) losses and advertising expense. Costs and expenses increased $90.4 million, or 1,381%, in the first quarter of 2022 to $96.9 million compared to the same period in the prior year, primarily due to the 2021 Acquisitions.
General and administrative expenses increased $26.1 million, or 531%, in the first quarter of 2022 compared to the same period in the prior year, primarily due to the 2021 Acquisitions and increased compensation costs, professional fees and travel, reflecting the significant expansion of the organization.
Cost of restaurant and factory revenues totaled $54.8 million for the first quarter of 2022 and were exclusively related to the 2021 Acquisitions. These costs relate to the operations of the company owned restaurant locations and the dough factory operated by GFG, which currently sells products exclusively to our brands.
Refranchising losses of $0.5 million and $0.4 million in the first quarter of 2022 and 2021, respectively, were comprised of restaurant operating costs, net of food sales.
Advertising expenses increased $9.1 million in the first quarter of 2022 compared to the prior year period. These expenses vary in relation to the advertising revenue and reflect advertising expenses related to the 2021 Acquisitions and the increase in customer activity as the recovery from COVID continues.
Other Expense, net – Other expense, net for the first quarter of 2022 and 2021 was $19.7 million and $2.7 million, respectively, primarily comprised of net interest expense of $21.0 million and $2.7 million, respectively.
Income Tax Benefit – The effective rate was (23.5)% and 5.0% for the first quarter of 2022 and 2021, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the firsts quarter of 2022 consisted of cash on hand at the beginning of the period.
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
We have liabilities of $135.0 million relating to put options held by others on our Series B Cumulative Preferred Stock due in 2022. The Company has contractual options pursuant to the put/call agreements to extend this repayment via incremental interest payments and there are capital market options that the Company may consider. We believe that we have sufficient liquidity to meet our liquidity needs and capital resource requirements for at least the next twelve months primarily through currently available cash and cash equivalents, cash flows from operations and access to the capital markets.
As of March 27, 2022, we had cash and restricted cash totaling $80.5 million.

Comparison of Cash Flows
Our cash and restricted cash balance was $80.5 million as of March 27, 2022, compared to $99.9 million as of December 26, 2021.
The following table summarize key components of our condensed consolidated cash flows for the 13 weeks ended March 27, 2022 and March 28, 2021:
For the Thirteen Weeks Ended
(In millions)

	March 27, 2022	March 28, 2021

Net cash used in operating activities	$(9.7)	$(1.2)
Net cash used in investing activities	$(3.8)	$(0.6)
Net cash used in financing activities	$(5.9)	$(0.5)
Net cash flows	$(19.4)	$(2.3)
Operating Activities
Net cash used in operating activities increased $8.5 million in the first quarter of 2022 compared to 2021, primarily due higher debt service costs associated with our securitizations, partially offset by changes in working capital.
Investing Activities
Net cash used in investing activities was $3.7 million in the first quarter of 2022, compared to net cash used in investing activities of $0.6 million in the comparable period of 2021. The increase was primarily due to higher purchases of property and equipment in connection with company-owned restaurants acquired during fiscal 2021.
Financing Activities
Net cash used in financing activities was $5.9 million for the first quarter of 2022 and was primarily comprised of dividends paid on our Class A and Class B common stock and our Series B Cumulative Preferred Stock.
Dividends
On January 11, 2022, the Board of Directors declared a cash dividend of $0.13 per share of Class A and Class B common stock, payable on March 1, 2022 to stockholders of record as of February 15, 2022, for a total of $2.1 million.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of March 27, 2022, we do not have any material commitments for capital expenditures.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 26, 2021. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 26, 2021

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 27, 2022, have concluded that, in regard to the segregation of duties and the financial close process, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended March 27, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 16, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 23, 2022, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in such factors discussed in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

10.1	Letter Agreement, dated March 30, 2022, by and between FAT Brands Inc. and Kenneth J. Kuick	8-K	10.1	4/5/2022
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X (Furnished)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

May 10, 2022	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer
(Principal Financial and Accounting Officer)