Form 10-Q
period 2022-06-26
Fat Brands, Inc
filed 2022-07-29
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of July 22, 2022, there were 15,136,416 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
June 26, 2022

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 26, 2022	December 26, 2021
		Audited
Assets
Current assets
Cash	$15,502	$56,656
Restricted cash	23,396	24,740
Accounts receivable, net of allowance for doubtful accounts of $3,311 and $4,016 as of June 26, 2022 and December 26, 2021, respectively	35,659	19,555
Trade and other notes receivable, net of allowance for doubtful accounts of $129 as of both June 26, 2022 and December 26, 2021	245	231
Assets classified as held-for-sale	5,288	5,476
Other current assets	12,678	11,853
Total current assets	92,768	118,511

Noncurrent restricted cash	12,526	18,525
Notes receivable – noncurrent, net of allowance for doubtful accounts of $271 as of both June 26, 2022 and December 26, 2021	1,867	3,493
Operating lease right-of-use assets	95,497	98,552
Goodwill	296,485	295,128
Other intangible assets, net	646,908	652,788
Property and equipment, net	83,455	80,501
Other assets	2,986	2,534
Total assets	$1,232,492	$1,270,032

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$23,584	$27,527
Accrued expenses and other liabilities	45,601	46,295
Deferred income, current portion	2,248	2,636
Accrued advertising	13,835	10,853
Accrued interest payable	11,723	10,678
Dividend payable on preferred shares	1,565	1,574
Liabilities related to assets classified as held-for-sale	4,601	4,780
Current portion of operating lease liability	13,890	14,341
Redeemable preferred stock	135,000	67,500
Current portion of long-term debt	903	631
Current portion of acquisition purchase price payable	350	1,173
Other	2,887	10,500
Total current liabilities	256,187	198,488

Deferred income, net of current portion	20,008	17,662
Deferred income tax liabilities, net	16,177	12,921
Operating lease liability, net of current portion	90,652	92,920
Long-term debt, net of current portion	908,629	904,265
Other liabilities	1,962	976
Total liabilities	1,293,615	1,227,232

Commitments and contingencies (Note 16)

Redeemable preferred stock	—	64,455

Stockholders’ deficit
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 3,221,471 shares issued and outstanding at June 26, 2022 and December 26, 2021; liquidation preference $25 per share	48,259	55,661
Class A common stock and Class B common stock and additional paid-in capital as of June 26, 2022: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,402,402 shares issued and outstanding (Class A 15,131,597, Class B 1,270,805). Common stock and additional paid-in capital as of December 26, 2021: $0.0001 par value; 51,600,000 shares authorized; 16,380,552 shares issued and outstanding (Class A 15,109,747, Class B 1,270,805)	(24,960)	(24,837)
Accumulated deficit	(84,422)	(52,479)
Total stockholders’ deficit	(61,123)	(21,655)
Total liabilities and stockholders’ deficit	$1,232,492	$1,270,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

For the Thirteen and Twenty-Six Weeks Ended June 26, 2022 and June 27, 2021 (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021

Revenue
Royalties	$21,665	$6,161	$42,563	$11,057
Restaurant sales	60,044	234	118,121	234
Advertising fees	9,568	1,370	18,929	2,560
Factory revenues	8,570	—	16,749	—
Franchise fees	1,295	482	2,009	1,022
Management fees and other income	1,643	35	1,817	58
Total revenue	102,785	8,282	200,188	14,931

Costs and expenses
General and administrative expense	20,841	5,097	45,437	9,624
Cost of restaurant and factory revenues	49,846	244	104,644	244
Depreciation and amortization	6,711	386	13,181	784
Refranchising loss (gain)	453	(856)	1,001	(429)
Acquisition costs	135	917	383	932
Advertising fees	11,596	1,367	21,853	2,560
Total costs and expenses	89,582	7,155	186,499	13,715

Income from operations	13,203	1,127	13,689	1,216

Other (expense) income, net
Interest expense	(18,998)	(2,406)	(38,026)	(4,866)
Interest expense related to preferred shares	(4,715)	(264)	(6,714)	(552)
Net loss on extinguishment of debt	—	(6,405)	—	(6,405)
Other income, net	2,071	25	3,381	123
Total other expense, net	(21,642)	(9,050)	(41,359)	(11,700)

Loss before income tax expense	(8,439)	(7,923)	(27,670)	(10,484)

Income tax (benefit) provision	(251)	(1,992)	4,273	(2,121)

Net loss	(8,188)	(5,931)	$(31,943)	(8,363)
Less: Net loss attributable to noncontrolling interest	—	(5)	—	(5)
Net loss attributable to FAT Brands Inc.	$(8,188)	$(5,926)	$(31,943)	$(8,358)

Basic and diluted loss per common share	$(0.50)	$(0.48)	$(1.95)	$(0.69)
Basic and diluted weighted average shares outstanding	16,405,108	12,275,370	16,396,896	12,122,938
Cash dividends declared per common share	$0.13	$0.13	$0.26	$0.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands)
For the Twenty-Six Weeks Ended June 26, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$(52,479)	$(21,655)
Net loss	—	—	—	—	—	—	—	—	—	—	(31,943)	(31,943)
Issuance of common stock through exercise of warrants	21,850	—	—	—	64	64	—	—	19	19	—	83
Share-based compensation	—	—	—	—	4,076	4,076	—	—	—	—	—	4,076
Dividends declared on common stock	—	—	—	—	(4,263)	(4,263)	—	—	—	—	—	(4,263)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(3,314)	(3,314)	—	(3,314)
Exercise of Series B preferred stock put option	—	—	—	—	—	—	—	—	(4,107)	(4,107)	—	(4,107)
Balance at June 26, 2022	15,131,597	1,270,805	$2	$—	$(24,962)	$(24,960)	3,221,471	$—	$48,259	$48,259	$(84,422)	$(61,123)

For the Twenty-Six Weeks Ended June 27, 2021

	Common Stock				Preferred Stock
	Class A Shares	Class A Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Non- Controlling Interest	Accumulated Deficit	Total

Balance at December 27, 2020	11,926,264	$1	$(42,776)	$(42,775)	1,183,272	$—	$21,788	$21,788	$—	$(20,896)	$(41,883)
Net loss	—	—	—	—	—	—	—	—	(5)	(8,358)	(8,363)
Issuance of common stock through exercise of warrants (1)	265,264	—	1,140	1,140	—	—	243	243	—	—	1,383
Issuance of preferred stock	—	—	—	—	460,000	—	8,281	8,281	—	—	8,281
Share-based compensation	300,000	—	230	230	—	—	—	—	—	—	230
Measurement period adjustment in accordance with ASU 2015-16	—	—	(1,451)	(1,451)	—	—	—	—	—	—	(1,451)
Stock contracted for issue in payment of debt (2)	—	—	816	816	—	—	—	—	—	—	816
Sale of Interest in operating restaurant	—	—	151	151	—	—	—	—	98	—	249
Dividends declared on common stock	—	—	(3,197)	(3,197)	—	—	—	—	—	—	(3,197)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	(1,220)	(1,220)	—	—	(1,220)
Balance at June 27, 2021	12,491,528	$1	$(45,087)	$(45,086)	1,643,272	$—	$29,092	$29,092	$93	$(29,254)	$(45,155)

(1) Share count excludes 23,963 common shares committed, but unissued as of June 27, 2021.
(2) Share count excludes 62,500 common shares committed, but unissued as of June 27, 2021.

For the Thirteen Weeks Ended June 26, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at March 27, 2022	15,131,597	1,270,805	$2	$—	$(24,794)	$(24,792)	3,221,471	$—	$49,920	$49,920	$(76,234)	$(51,106)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,188)	(8,188)
Share-based compensation	—	—	—	—	1,964	1,964	—	—	—	—	—	1,964
Dividends declared on common stock	—	—	—	—	(2,132)	(2,132)	—	—	—	—	—	(2,132)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(1,661)	(1,661)	—	(1,661)
Balance at June 26, 2022	15,131,597	1,270,805	$2	$—	$(24,962)	$(24,960)	3,221,471	$—	$48,259	$48,259	$(84,422)	$(61,123)

For the Thirteen Weeks Ended June 27, 2021

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Non- Controlling Interest	Accumulated Deficit	Total

Balance at March 28, 2021	12,029,264	—	$1	$—	$(43,516)	$(43,515)	1,183,272	$—	$21,267	$21,267	$—	$(23,328)	$(45,576)
Net loss	—	—	—	—	—	—	—	—	—	—	(5)	(5,926)	(5,931)
Issuance of common stock through exercise of warrants (1)	162,264	—	—	—	714	714	—	—	154	154	—	—	868
Issuance of Preferred B Stock	—	—	—	—	—	—	460,000	—	8,281	8,281	—	—	8,281
Share-based compensation	300,000	—	—	—	193	193	—	—	—	—	—	—	193
Measurement period adjustment in accordance with ASU 2015-16	—	—	—	—	(248)	(248)	—	—	—	—	—	—	(248)
Stock contracted for issue in payment of debt (2)	—	—	—	—	816	816	—	—	—	—	—	—	816
Sale of interest in operating restaurant	—	—	—	—	151	151	—	—	—	—	98	—	249
Dividends declared on common stock	—	—	—	—	(3,197)	(3,197)	—	—	—	—	—	—	(3,197)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(610)	(610)	—	—	(610)
Balance at June 27, 2021	12,491,528	—	$1	$—	$(45,087)	$(45,086)	1,643,272	$—	$29,092	$29,092	$93	$(29,254)	$(45,155)

(1) Share count excludes 23,963 common shares committed, but unissued as of June 27, 2021.
(2) Share count excludes 62,500 common shares committed, but unissued as of June 27, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the Twenty-Six Weeks Ended June 26, 2022 and June 27, 2021

	2022	2021
Cash flows from operating activities:
Net loss	$(31,943)	$(8,363)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	3,256	(3,003)
Net loss on extinguishment of debt	—	4,859
Depreciation and amortization	10,645	784
Share-based compensation	4,076	230
Change in operating right-of-use assets	3,241	1,065
Accretion of loan fees and interest	5,787	696
Accretion of preferred shares	—	47
Accretion of purchase price liability	48	20
Gain on sale of refranchised assets	—	(1,119)
Provision for bad debts	423	23
Change in:
Accounts receivable	(16,530)	(1,395)
Other current assets	(825)	(783)
Deferred income	1,959	388
Accounts payable	(3,924)	(395)
Accrued expense	(1,231)	2,014
Accrued advertising	2,985	(180)
Accrued interest payable	483	(374)
Dividend payable on preferred shares	(9)	533
Other	(6,404)	21
Total adjustments	3,980	3,431
Net cash used in operating activities	(27,963)	(4,932)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,772)	—
Payments received on loans receivable	1,647	—
Net proceeds from sale of refranchised restaurants	—	1,442
Purchases of property and equipment	(7,987)	(1,258)
Other	(192)	37
Net cash (used in) provided by investing activities	(9,304)	221

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	704	140,789
Repayments of borrowings	(510)	(92,613)
Issuance of preferred shares, net	—	8,281
Change in operating lease liabilities	(2,864)	(798)
Payments made on acquisition purchase price liability	—	(1,075)

Exercise of warrants	79	1,382
Dividends paid on redeemable preferred stock	(1,062)	—
Dividends paid on common shares	(4,263)	(3,197)
Dividends paid on preferred shares	(3,314)	(1,249)
Net cash (used in) provided by financing activities	(11,230)	51,520

Net (decrease) increase in cash and restricted cash	(48,497)	46,809
Cash and restricted cash at beginning of the period	99,921	7,211
Cash and restricted cash at end of the period	$51,424	$54,020

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,430	$4,619
Cash paid for income taxes	$447	$400
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of June 26, 2022, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of June 26, 2022, the Company had 2,354 locations. Of this amount, 2,261 stores were franchised, representing approximately 96% of total restaurants.
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
The Company's operations have historically been comprised primarily of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. As part of these ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants and may convert them to franchise locations. During the refranchising period, the Company may operate the restaurants and classifies the operational activities as refranchising gains or losses and the assets and associated liabilities as held-for sale. Through recent acquisitions, the Company also operates "company-owned" restaurant locations of certain brands.
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
Liquidity
The Company recognized income from operations of $13.7 million and $1.2 million during the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively. The Company has a history of net losses and an accumulated deficit of $84.4 million as of June 26, 2022. Additionally, the Company had negative working capital of $163.4 million. Of this amount, $135.0 million represents the current portion of redeemable preferred stock as discussed in Note 12. If the Company does not deliver the applicable cash proceeds at the related due dates, the amount then due will accrue interest until the payment is completed. The Company had $15.5 million of unrestricted cash at June 26, 2022 and plans on the combination of cash generated from operations and cash on hand to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our revenues are derived from two sales channels, franchised restaurants and company-owned locations, which we operate as one reportable segment.

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
Use of estimates in the preparation of the condensed consolidated financial statements – The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Financial statement reclassification – Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications.
Employee Retention Credits - On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). In accordance with IAS 20, the Company determined it has reasonable assurance for receipt of the ERC and during the thirteen weeks ended June 26, 2022 recorded an ERC benefit of $12.6 million within cost of restaurant and factory revenues and general and administrative expense as a reduction to labor expense in the condensed consolidated statements of operations. The Company recorded a corresponding accrual for the benefit expected to be received within accounts receivable in the condensed consolidated balance sheets as of June 26, 2022.
Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this amendment is to enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. It requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. The amendments should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted if an entity has adopted the amendments in ASU 2016-13 described below, including adoption in an interim period. The Company will evaluate ASC No. 2022-02 and does not expect the adoption of this standard will have a material impact on its condensed consolidated financial statements.
In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Under the current SEC definitions, the Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this standard will have a material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, and later amended the ASU in 2019, as described above. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

NOTE 3. MERGERS AND ACQUISITIONS
Nestle Toll House Cafe by Chip

On May 24, 2022, the Company agreed to acquire the franchised chain of stores known as Nestlé® Toll House® Café by Chip® from Crest Foods, Inc., consisting of all royalties generated under the Nestlé® Toll House® Café by Chip® brand, and the franchisor has agreed to cause the network to rebrand the stores as Great American Cookies, subject to the cooperation of the individual franchisees. Nestlé® Toll House® Café by Chip® is a franchised chain of stores with approximately 85 cafés across the United States. The Company paid an initial installment of the purchase price of $1.8 million. The final purchase price will be calculated on or before January 31, 2024.
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
Acquisition of Native Grill & Wings
On December 15, 2021, the Company completed the acquisition of Native Grill & Wings (“Native”) for a total cash purchase price of $20.1 million. Based in Chandler, Arizona, Native Grill & Wings is a family-friendly, polished sports grill with franchised locations throughout Arizona, Illinois and Texas. Native serves over 20 award-winning wing flavors that guests can order by the individual wing, as well as an extensive menu of pizza, burgers, sandwiches, salads and more.
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
Proforma Information

The table below presents the combined proforma revenue and net loss of the Company and Fazoli's, Twin Peaks and GFG (the "Material Acquired Entities") for the thirteen and twenty-six weeks ended June 27, 2021, assuming the acquisitions had occurred on December 28, 2020 (the beginning of the Company’s 2021 fiscal year), pursuant to ASC 805-10-50-Business Combinations (Topic 805) (in millions). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of the Material Acquired Entities occurred on this date nor does it purport to predict the results of operations for future periods.

Thirteen Weeks Ended	Twenty-Six Weeks Ended
June 27, 2021	June 27, 2021

Revenue	93.5	$171.9
Net loss	(4.4)	$(14.3)

NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.
The Company meets all of the criteria requiring that acquired assets used in the operation of certain restaurants be classified as held-for-sale. As a result, the following assets have been classified as held-for-sale on the accompanying condensed consolidated balance sheets as of June 26, 2022 and December 26, 2021 (in millions):

	June 26, 2022	December 26, 2021

Property and equipment	$0.8	$0.8
Operating lease right-of-use assets	$4.5	$4.7
Total	$5.3	$5.5
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $4.6 million and $4.8 million have been classified as current liabilities on the accompanying condensed consolidated balance sheets as of June 26, 2022 and December 26, 2021, respectively.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Restaurant costs and expenses, net of revenue	$(0.5)	$(0.2)	$(1.0)	$(0.7)
Gain on store sales or closures	—	1.1	—	1.1
Refranchising (loss) gain	$(0.5)	$0.9	$(1.0)	$0.4

NOTE 5. NOTES RECEIVABLE
Notes receivable consist of trade notes receivable, the Elevation Buyer Note and the Twin Peaks - Hollywood Note. Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6.0% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of June 26, 2022 and December 26, 2021 trade notes receivable totaled $0.5 million, which was net of reserves of $0.4 million.
The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger. The Company loaned $2.3 million in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per year and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1.9 million, which was net of a discount of $0.4 million. As of June 26, 2022 and December 26, 2021, the balance of the Elevation Note was $1.6 million and $1.7 million, respectively, which were net of discounts of $0.2 million and $0.2 million, respectively. During the thirteen and twenty-six weeks ended June 26, 2022, the Company recognized $44,000 and $90,000 in interest income on the Elevation Buyer Note, respectively. During the thirteen and twenty-six weeks ended June 27, 2021, the Company recognized $50,000 and $102,000 in interest income on the Elevation Buyer Note, respectively.
The Twin Peaks - Hollywood note was funded in connection with the development of a Twin Peaks restaurant. The note was fully repaid in 2022. As of December 26, 2021, the amount of the secured note was $1.5 million.

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in millions):

	June 26, 2022	December 26, 2021
Real estate	$60.6	$60.5
Equipment	31.5	22.9
	92.1	83.4
Accumulated depreciation	(8.6)	(2.9)
Property and equipment, net	$83.5	$80.5

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 26, 2021	$175.6	$295.1	$477.2
Amortization	(7.4)	—	—
Additions	1.8	—	—
Adjustment to preliminary purchase price	(0.3)	1.4	—
June 26, 2022	$169.7	$296.5	$477.2
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	June 26, 2022			December 26, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$109.2	(10.3)	$98.9	$109.4	$(5.7)	$103.7
Customer relationships	73.9	(5.2)	68.7	73.9	(2.4)	71.5
Other	2.1	—	2.1	0.4	—	0.4
	$185.2	$(15.5)	$169.7	183.7	$(8.1)	$175.6

Non-amortizing intangible assets
Trademarks			477.2			477.2
Total amortizing and non-amortizing intangible assets, net			$646.9			$652.8
The expected future amortization of the Company’s capitalized franchise agreements is as follows (in millions):

Fiscal year:
Remaining 2022	$7.6
2023	15.0
2024	14.7
2025	14.5
2026	14.5
Thereafter	103.4
Total	$169.7
A review of the carrying value of goodwill as of June 26, 2022 and June 27, 2021 did not result in any impairment charges for the twenty-six weeks ended as of that date.

NOTE 8. DEFERRED INCOME
Deferred income was as follows (in millions):

	June 26, 2022	December 26, 2021

Deferred franchise fees	$22.0	$19.8
Deferred royalties	0.1	0.2
Deferred vendor incentives	0.2	0.3
Total	$22.3	$20.3
NOTE 9. INCOME TAXES
The following table presents the Company’s provision (benefit) for income taxes (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
(Benefit) provision for income taxes	$(0.3)	$(2.0)	$4.3	$(2.1)
Effective tax rate	3.0%	25.1%	(15.4)%	20.2%
The difference between the statutory tax rate of 21% and the effective tax rate of 3.0% and (15.4)% in the thirteen and twenty-six weeks ended June 26, 2022, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rate in the thirteen weeks ended June 27, 2021 was primarily due to the impact of state income taxes and the forgiveness of loans under the Paycheck Protection Program (the “PPP Loans”).
NOTE 10. LEASES
The Company recognized lease expense of $4.8 million and $0.7 million for the thirteen weeks ended June 26, 2022 and June 27, 2021, respectively. The Company recognized lease expense of $9.3 million and $1.5 million for the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	June 26, 2022	December 26, 2021

Operating lease right-of-use assets	$95.5	$98.6
Right-of-use assets classified as held-for-sale	4.5	4.7
Total right-of-use assets	$100.0	$103.2

Operating lease liabilities	$104.5	$107.3
Lease liabilities related to assets held for sale	4.6	4.8
Total operating lease liabilities	$109.1	$112.0
The contractual future maturities of the Company’s operating lease liabilities as of June 26, 2022, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2022	$8.3
2023	15.9
2024	14.8
2025	14.3
2026	13.1
Thereafter	161.7
Total lease payments	228.1
Less imputed interest	(119.0)
Total	$109.1

The current portion of the operating lease liability as of June 26, 2022 was $13.9 million.
Supplemental cash flow information for the twenty-six weeks ended June 26, 2022 related to leases was as follows (in millions):

	Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$8.1	$1.3

NOTE 11. DEBT
Long-term debt consisted of the following (in millions):

	June 26, 2022					December 26, 2021
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
2021 FB Royalty Securitization	4/25/2051	7/25/2023	4.75%	$97.1	$95.6	$95.4
2021 GFG Royalty Securitization	7/25/2051	7/25/2023	6.00%	209.0	205.9	205.6
2021 Twin Peaks Securitization	7/25/2051	7/25/2023	7.00%	150.0	147.2	146.8
2021 Fazoli's/Native Securitization	7/25/2051	7/25/2023	6.00%	128.8	123.8	122.8
Senior Subordinated Debt
2021 FB Royalty Securitization	4/25/2051	7/25/2023	8.00%	32.4	31.9	31.8
2021 GFG Royalty Securitization	7/25/2051	7/25/2023	7.00%	84.0	81.8	81.5
2021 Twin Peaks Securitization	7/25/2051	7/25/2023	9.00%	50.0	47.0	46.6
2021 Fazoli's/Native Securitization	7/25/2051	7/25/2023	7.00%	25.0	23.1	22.7
Subordinated Debt
2021 FB Royalty Securitization	4/25/2051	7/25/2023	9.00%	15.0	14.2	14.1
2021 GFG Royalty Securitization	7/25/2051	7/25/2023	9.50%	57.0	53.1	52.6
2021 Twin Peaks Securitization	7/25/2051	7/25/2023	10.00%	50.0	44.9	44.2
2021 Fazoli's/Native Securitization	7/25/2051	7/25/2023	9.00%	40.0	36.0	35.1
Total Securitized Debt				938.3	904.5	899.3
Elevation Note	7/19/2026	N/A	6.00%	6.5	4.3	5.6
Equipment Notes	5/5/2027 to 3/7/2029	N/A	7.99% to 8.49%	0.7	0.7	—
Total debt				945.5	909.5	904.9
Current portion of long-term debt				—	(0.9)	(0.6)
Long-term debt				$945.5	$908.6	$904.3
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
On July 6, 2022, FB Royalty issued an additional $76.5 million aggregate principal amount of three tranches of fixed rate senior secured notes as follows:

Closing Date	Class	Seniority	Principal Balance	Coupon	Final Legal Maturity Date
7/6/2022	A-2	Senior	$42.7	4.75%	7/25/2051
7/6/2022	B-2	Senior Subordinated	$14.2	8.00%	7/25/2051
7/6/2022	M-2	Subordinated	$19.6	9.00%	7/25/2051
Of the $76.5 million aggregate principal amount, $61.5 million was issued to FAT Brands Inc. and will be eliminated in consolidation. The remainder of the notes were sold privately, resulting in net proceeds of $13.5 million (net of debt offering costs of $0.6 million and original issue discount of $0.9 million).
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
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of June 26, 2022, the Company was in compliance with these covenants.
Elevation Note
On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7.5 million, bearing interest at 6.0% per year and maturing in July 2026. The Elevation Note is convertible under certain circumstances into shares of the Company’s common stock at $12.00 per share. The annualized effective interest rate for the Elevation Note during the twenty-six weeks ended June 26, 2022 was 11.2%. In June 2022, pursuant to the claw-back provision of the purchase agreement, the balance of the Elevation Note was reduced by $1.0 million to $6.5 million.
The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all senior indebtedness of the Company.
Equipment Financing (Twin Peaks)
During fiscal 2022, an indirect subsidiary of the Company entered into certain equipment financing arrangements to borrow up to $1.0 million, the proceeds of which will be used to purchase certain equipment for a new Twin Peaks restaurant and to retrofit existing restaurants with equipment (the "Equipment Financing"). The Equipment Financing has maturity dates between May 5, 2027 and March 7, 2029 and bear interest at fixed rates between 7.99% and 8.49% per annum. The Equipment Financing is secured by certain equipment of the Twin Peaks restaurant.
NOTE 12. SERIES B CUMULATIVE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Preferred Stock (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a Put/Call Agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG sellers may require the Company to purchase the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. If the Company does not deliver the applicable cash proceeds to the GFG Sellers when due, the then amount due will accrue interest at the rate of 5.0% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration to current liabilities on its condensed consolidated balance sheet.
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

NOTE 13. SHARE-BASED COMPENSATION
Effective September 30, 2017, the Company adopted the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan was amended on October 19, 2021 to increase the number of shares available for issuance under the Plan. The Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The Plan provides a maximum of 4,000,000 shares available for grant.
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of June 26, 2022, there were 2,610,936 shares of stock options outstanding with a weighted average exercise price of $10.51.
During the thirteen weeks ended June 27, 2021, the Company granted a total of 300,000 shares of its common stock to three employees (the “Grant Shares”). The Grant Shares vest one-third each year on the anniversary date of the grant. The grantees are entitled to any common dividends relating to the Grant Shares during the vesting period. The Grant Shares were valued at $2.8 million as of the date of grant. The related compensation expense will be recognized over the vesting period. There were no new grants during the twenty-six weeks ended June 26, 2022.
The Company recognized share-based compensation expense in the amount of $1.9 million and $0.2 million, during the thirteen weeks ended June 26, 2022 and June 27, 2021, respectively. The Company recognized share-based compensation expense in the amount of $4.0 million and $0.2 million, during the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively. As of June 26, 2022, there remains $9.0 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

NOTE 14. WARRANTS
The Company’s warrant activity for the twenty-six weeks ended June 26, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 26, 2021	1,707,670	$4.72	3.2
Exercised	(21,850)	$3.64	3.3
Warrants outstanding at June 26, 2022	1,685,820	$4.54	2.7
Warrants exercisable at June 26, 2022	1,685,820	$4.54	2.7
During the twenty-six weeks ended June 26, 2022, 21,850 warrants were exercised in exchange for 21,850 shares of common stock with net proceeds to the Company of $0.1 million.
NOTE 15. DIVIDENDS ON COMMON STOCK
On April 12, 2022 the Board of Directors declared a cash dividend of $0.13 per share of Class A common stock and Class B common stock, payable on June 1, 2022 to stockholders of record as of May 16, 2022, for a total of $2.1 million.

NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation and Investigations
James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. On August 5, 2021, Defendants filed a motion to dismiss Plaintiffs’ complaint (the “Motion”). Argument on the Motion was heard on February 11, 2022. At the conclusion of the argument, the Court indicated that it would deny the Motion with respect to most claims and most Defendants, but would reserve final decision until after more fully considering the arguments as to the unjust enrichment claim and one of the Individual Defendants. On May 25, 2022, the Court ultimately denied the Motion in its entirety. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages and discovery is just underway, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). No hearing date has been set for the Motion. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

Robert J. Matthews, et al., v. FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick (United States District Court for the Central District of California, Case No. 2:22-cv-01820)
On March 18, 2022, plaintiff Robert J. Matthews, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), alleging that the defendants are responsible for false and misleading statements and omitted material facts in the Company’s reports filed with the SEC under the 1934 Act related to the LA Times story published on February 19, 2022 about the company and its management. The plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. The plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. On April 25, 2022, Kerry Chipman, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick in the United States District Court for the Central Division of California, asserting substantially the same claims as those made by Matthews in the above-referenced lawsuit. On May 2, 2022, the Court entered an order consolidating the actions filed by Matthews and Chipman under the caption In re FAT Brands Inc. Securities Litigation. On June 13, 2022, the Court appointed plaintiff Robert Matthews as lead plaintiff and The Rosen Law Firm, P.A., as lead counsel in the consolidated action. Plaintiffs filed their Consolidated Amended Complaint on June 27, 2022. On July 19, 2022, the parties entered into a stipulation to stay the litigation so that they can engage in mediation, which is scheduled to occur in August 2022. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit nor the success of the parties' anticipated mediation.

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
SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606)
SBN FCCG LLC (“SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (“FCCG”) in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $0.7 million judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 31, 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN in May 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of Jun 26, 2022, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 17. GEOGRAPHIC INFORMATION AND MAJOR FRANCHISEES
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
United States	$100.5	$6.3	$195.8	$11.1
Other countries	2.3	2.0	4.4	3.8
Total revenue	$102.8	$8.3	$200.2	$14.9
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.

During the twenty-six weeks ended June 26, 2022 and June 27, 2021, no individual franchisee accounted for more than 10% of the Company’s revenue.
NOTE 18. SUBSEQUENT EVENTS
Management has evaluated all events and transactions that occurred subsequent to June 26, 2022 through the date of issuance of these condensed consolidated financial statements. During this period, the Company did not have any significant subsequent events other than as disclosed in Note 11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the twenty-six weeks ended June 26, 2022 and June 27, 2021, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 23, 2022 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
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
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual and casual dining concepts restaurant concepts around the world. As of June 26, 2022, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of June 26, 2022, the Company had 2,354 locations. Of this amount, 2,261 stores were franchised, representing approximately 96% of total restaurants.

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

Our revenues are derived primarily from two sales channels, franchised restaurants and company-owned restaurants, which we operate as one segment. The primary sources of revenues are the sale of food and beverages at our company restaurants and the collection of royalties, franchise fees and advertising revenue from sales of food and beverages at our franchised restaurants.
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
Results of Operations of FAT Brands Inc.
The following table summarize key components of our condensed consolidated results of operations for the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021.
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Statements of operations data:

Revenue
Royalties	$21,665	$6,161	$42,563	$11,057
Restaurant sales	60,044	234	118,121	234
Advertising fees	9,568	1,370	18,929	2,560
Factory revenues	8,570	—	16,749	—
Franchise fees	1,295	482	2,009	1,022
Management fees and other income	1,643	35	1,817	58
Total revenue	102,785	8,282	200,188	14,931

Costs and expenses
General and administrative expense	20,841	5,097	45,437	9,624
Cost of restaurant and factory revenues	49,846	244	104,644	244
Depreciation and amortization	6,711	386	13,181	784
Refranchising loss (gain)	453	(856)	1,001	(429)
Acquisition costs	135	917	383	932
Advertising fees	11,596	1,367	21,853	2,560
Total costs and expenses	89,582	7,155	186,499	13,715

Income from operations	13,203	1,127	13,689	1,216

Total other (expense) income, net	(21,642)	(9,050)	(41,359)	(11,700)

Loss before income tax expense	(8,439)	(7,923)	(27,670)	(10,484)

Income tax (benefit) provision	(251)	(1,992)	4,273	(2,121)

Net loss	(8,188)	(5,931)	(31,943)	(8,363)
Less: Net loss attributable to noncontrolling interest	—	(5)	—	(5)
Net loss attributable to FAT Brands Inc.	$(8,188)	$(5,926)	$(31,943)	$(8,358)

For the twenty-six weeks ended June 26, 2022 and June 27, 2021:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $185.3 million, or 1,241%, in the first two quarters of 2022, to $200.2 million compared to $14.9 million in the same period of 2021. The increase reflects revenue from the acquisition of GFG in July 2021, the acquisition of Twin Peaks in October 2021, the acquisition of Fazoli's in December 2021 and the acquisition of Native in December 2021 (collectively, the "2021 Acquisitions") and the continuing recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.
Costs and expenses – Costs and expenses consist of general and administrative costs, cost of restaurant and factory revenues, net refranchising (gains) losses and advertising expense. Costs and expenses increased $172.8 million, or 1,260%, in the first two quarters of 2022 to $186.5 million compared to the same period in the prior year, primarily due to the 2021 Acquisitions.
General and administrative expenses increased $35.8 million, or 372%, in the first two quarters of 2022 compared to the same period in the prior year, primarily due to the 2021 Acquisitions and increased compensation costs, professional fees related to pending litigation and government investigations, and travel, reflecting the significant expansion of the organization.
Cost of restaurant and factory revenues totaled $104.6 million for the first two quarters of 2022 and was related to the operations of the company-owned restaurant locations and the dough factory operated by GFG associated with the 2021 Acquisitions, partially offset by amounts claimed under the business relief provision under the CARES Act known as the Employee Retention Credit , a refundable payroll tax credit of qualified wages paid during 2020 and 2021.
Depreciation and amortization increased $12.4 million, or 1,581% in the first two quarters of 2022 compared to the same period in the prior year, primarily due to depreciation of company-owned restaurant property and equipment and amortizing intangible assets related to the 2021 Acquisitions.
Refranchising losses in the first half of 2022 were $1.0 million and were comprised restaurant costs and expenses, net of food sales. Refranchising gains in the first half of 2021 were $0.4 million and were comprised of $1.1 million in net gains related to refranchised restaurants, partially offset by $0.4 million in restaurant operating costs, net of food sales.
Advertising expenses increased $19.3 million in the first two quarters of 2022 compared to the prior year period. These expenses vary in relation to the advertising revenue and reflect advertising expenses related to the 2021 Acquisitions and the increase in customer activity as the recovery from COVID continues.
Other expense, net – Other expense, net for the first two quarters of 2022 and 2021 was $41.4 million and $11.7 million, respectively, primarily comprised of net interest expense of $44.7 million and $5.4 million, respectively. Other expense, net for the first half of 2021 also consisted of a $6.4 million net loss on the extinguishment of debt.
Income tax (benefits) provision benefit – The effective rate was (15.4)% and 20.2% for the first two quarters of 2022 and 2021, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
For the thirteen weeks ended June 26, 2022 and June 27, 2021:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $94.5 million, or 1,141%, in the second quarter of 2022, to $102.8 million compared to $8.3 million in the same period of 2021. The increase reflects revenue from the acquisition of GFG in July 2021, the acquisition of Twin Peaks in October 2021, the acquisition of Fazoli's in December 2021 and the acquisition of Native in December 2021 (collectively, the "2021 Acquisitions") and the continuing recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.
Costs and expenses – Costs and expenses consist of general and administrative costs, cost of restaurant and factory revenues, net refranchising (gains) losses and advertising expense. Costs and expenses increased $82.4 million, or 1,152%, in the second quarters of 2022 to $89.6 million compared to the same period in the prior year, primarily due to the 2021 Acquisitions.
General and administrative expenses increased $15.7 million, or 309%, in the second quarters of 2022 compared to the same period in the prior year, primarily due to the 2021 Acquisitions and increased compensation costs, professional fees related to pending litigation and government investigations, and travel, reflecting the significant expansion of the organization.

Cost of restaurant and factory revenues totaled $49.8 million for the second quarter of 2022 and was related to the operations of the company-owned restaurant locations and the dough factory operated by GFG associated with the 2021 Acquisitions, partially offset by amounts claimed under the business relief provision under the CARES Act known as the Employee Retention Credit, a refundable payroll tax credit of qualified wages paid during 2020 and 2021.
Depreciation and amortization increased $6.3 million, or 1,639% in the second quarter of 2022 compared to the same period in the prior year, primarily due to depreciation of company-owned restaurant property and equipment and amortizing intangible assets related to the 2021 Acquisitions.
Refranchising losses in the second quarter of 2022 were $0.5 million and were comprised restaurant costs and expenses, net of food sales. Refranchising gains in the second quarter of 2021 were $0.9 million and were comprised of $1.1 million in net gains related to refranchised restaurants, partially offset by $0.2 million in restaurant operating costs, net of food sales.
Advertising expenses increased $10.2 million in the second quarter of 2022 compared to the prior year period. These expenses vary in relation to the advertising revenue and reflect advertising expenses related to the 2021 Acquisitions and the increase in customer activity as the recovery from COVID continues.
Other expense, net – Other expense, net for the second quarter of 2022 and 2021 was $21.6 million and $9.1 million, respectively, primarily comprised of net interest expense of $23.7 million and $2.7 million, respectively. Other expense, net for the second quarter of 2021 also consisted of a $6.4 million net loss on the extinguishment of debt.
Income Tax Benefit – The effective rate was 3.0% and 25.1% for the second quarter of 2022 and 2021, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the first two quarters of 2022 consisted of cash on hand at the beginning of the period.
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
Comparison of Cash Flows
Our cash and restricted cash balance was $51.4 million as of June 26, 2022, compared to $99.9 million as of December 26, 2021.

The following table summarize key components of our condensed consolidated cash flows for the 26 weeks ended June 26, 2022 and June 27, 2021:
For the Twenty-Six Weeks Ended
(in millions)

	June 26, 2022	June 27, 2021

Net cash used in operating activities	$(28.0)	$(4.9)
Net cash (used in) provided by investing activities	(9.3)	0.2
Net cash (used in) provided by financing activities	(11.2)	51.5
Net cash flows	$(48.5)	$46.8
Operating Activities
Net cash used in operating activities increased $23.1 million in the first two quarters of 2022 compared to 2021, primarily due to higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $9.3 million in the first two quarters of 2022, compared to net cash provided by investing activities of $0.2 million in the comparable period of 2021. The increase was primarily due to higher purchases of property and equipment in connection with company-owned restaurants acquired during fiscal 2021.
Financing Activities
Net cash used in financing activities was $11.2 million for the first two quarters of 2022 and was primarily comprised of dividends paid on our Class A and Class B common stock and our Series B Cumulative Preferred Stock.
Dividends
On April 12, 2022, the Board of Directors declared a cash dividend of $0.13 per share of Class A and Class B common stock, payable on June 1, 2022 to stockholders of record as of May 16, 2022, for a total of $2.1 million.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of June 26, 2022, we do not have any material commitments for capital expenditures.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 26, 2021. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 26, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 26, 2022, have concluded that, in regard to the segregation of duties and the financial close process, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended June 26, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 16, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which Note is incorporated by reference in this Item 1.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

10.1	Letter Agreement, dated March 30, 2022, by and between FAT Brands Inc. and Kenneth J. Kuick	8-K	10.1	4/05/2022
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X (Furnished)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

July 29, 2022	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer
(Principal Financial and Accounting Officer)