Form 10-Q
period 2022-09-25
Fat Brands, Inc
filed 2022-10-21
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of October 14, 2022, there were 15,305,908 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
September 25, 2022

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 25, 2022	December 26, 2021
		Audited
Assets
Current assets
Cash	$23,912	$56,656
Restricted cash	24,853	24,740
Accounts receivable, net of allowance for doubtful accounts of $7,783 and $3,487 as of September 25, 2022 and December 26, 2021, respectively	41,882	20,084
Trade and other notes receivable, net of allowance for doubtful accounts of $129 as of both September 25, 2022 and December 26, 2021	253	231
Assets classified as held-for-sale	4,994	5,476
Other current assets	13,357	11,853
Total current assets	109,251	119,040
Noncurrent restricted cash	13,334	18,525
Notes receivable – noncurrent, net of allowance for doubtful accounts of $800 as of both September 25, 2022 and December 26, 2021	1,272	2,964
Operating lease right-of-use assets	95,168	98,552
Goodwill	293,811	295,128
Other intangible assets, net	643,025	652,788
Property and equipment, net	84,927	80,501
Other assets	3,406	2,534
Total assets	$1,244,194	$1,270,032

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$20,952	$27,527
Accrued expenses and other liabilities	53,403	46,295
Deferred income, current portion	2,172	2,636
Accrued advertising	16,125	10,853
Accrued interest payable	12,594	10,678
Dividend payable on preferred shares	1,565	1,574
Liabilities related to assets classified as held-for-sale	4,362	4,780
Current portion of operating lease liability	14,415	14,341
Redeemable preferred stock	135,000	67,500
Current portion of long-term debt	2,432	631
Current portion of acquisition purchase price payable	350	1,173
Other	2,886	10,500
Total current liabilities	266,256	198,488

Deferred income, net of current portion	20,677	17,662
Deferred income tax liabilities, net	13,685	12,921
Operating lease liability, net of current portion	89,961	92,920
Long-term debt, net of current portion	938,142	904,265
Other liabilities	1,942	976
Total liabilities	1,330,663	1,227,232

Commitments and contingencies (Note 16)

Redeemable preferred stock	—	64,455

Stockholders’ deficit
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 3,221,471 shares issued and outstanding at September 25, 2022 and December 26, 2021; liquidation preference $25 per share	46,606	55,661
Class A common stock and Class B common stock and additional paid-in capital as of September 25, 2022: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,576,712 shares issued and outstanding (Class A 15,305,907, Class B 1,270,805). Common stock and additional paid-in capital as of December 26, 2021: $0.0001 par value; 51,600,000 shares authorized; 16,380,552 shares issued and outstanding (Class A 15,109,747, Class B 1,270,805)	(25,216)	(24,837)
Accumulated deficit	(107,859)	(52,479)
Total stockholders’ deficit	(86,469)	(21,655)
Total liabilities and stockholders’ deficit	$1,244,194	$1,270,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

For the Thirteen and Thirty-Nine Weeks Ended September 25, 2022 and September 26, 2021

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Revenue
Royalties	$22,833	$13,742	$65,396	$24,800
Restaurant sales	61,352	3,879	179,473	4,113
Advertising fees	9,479	5,483	28,408	8,043
Factory revenues	7,839	5,480	24,588	5,480
Franchise fees	754	1,087	2,763	2,109
Management fees and other income	965	90	2,782	148
Total revenue	103,222	29,761	303,410	44,693

Costs and expenses
General and administrative expense	28,751	10,589	74,188	20,214
Cost of restaurant and factory revenues	55,257	7,133	159,901	7,377
Depreciation and amortization	6,895	2,377	20,076	3,161
Refranchising loss (gain)	122	(250)	1,123	(679)
Acquisition costs	—	2,053	383	2,985
Advertising fees	11,185	5,483	33,038	8,043
Total costs and expenses	102,210	27,385	288,709	41,101

Income from operations	1,012	2,376	14,701	3,592

Other (expense) income, net
Interest expense	(19,504)	(7,072)	(57,530)	(11,939)
Interest expense related to preferred shares	(4,967)	(173)	(11,681)	(725)
Net loss on extinguishment of debt	—	(13)	—	(6,418)
Other income, net	538	64	3,919	189
Total other expense, net	(23,933)	(7,194)	(65,292)	(18,893)

Loss before income tax expense	(22,921)	(4,818)	(50,591)	(15,301)

Income tax provision (benefit)	516	(1,183)	4,789	(3,303)

Net loss	(23,437)	(3,635)	(55,380)	(11,998)
Less: Net loss attributable to noncontrolling interest	—	(14)	—	(19)
Net loss attributable to FAT Brands Inc.	$(23,437)	$(3,621)	$(55,380)	$(11,979)

Basic and diluted loss per common share	$(1.42)	$(0.26)	$(3.37)	$(0.85)
Basic and diluted weighted average shares outstanding	16,528,327	14,144,857	16,441,555	14,094,772
Cash dividends declared per common share	$0.14	$0.13	$0.40	$0.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands)
For the Thirty-Nine Weeks Ended September 25, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$(52,479)	$(21,655)
Net loss	—	—	—	—	—	—	—	—	—	—	(55,380)	(55,380)
Issuance of common stock through exercise of warrants	31,399	—	—	—	90	90	—	—	27	27	—	117
Share-based compensation	160,000	—	—	—	6,116	6,116	—	—	—	—	—	6,116
Dividends paid on common stock	—	—	—	—	(6,585)	(6,585)	—	—	—	—	—	(6,585)
Issuance of common stock in lieu of cash - director fees	4,761	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(4,975)	(4,975)	—	(4,975)
Exercise of Series B preferred stock put option	—	—	—	—	—	—	—	—	(4,107)	(4,107)	—	(4,107)
Balance at September 25, 2022	15,305,907	1,270,805	$2	$—	$(25,218)	$(25,216)	3,221,471	$—	$46,606	$46,606	$(107,859)	$(86,469)

For the Thirty-Nine Weeks Ended September 26, 2021

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Non- Controlling Interest	Accumulated Deficit	Total

Balance at December 27, 2020	11,926,264	—	$1	$—	$(42,776)	$(42,775)	1,183,272	$—	$21,788	$21,788	$—	$(20,896)	$(41,883)
Net loss	—	—	—	—	—	—	—	—	—	—	(19)	(11,979)	(11,998)
Issuance of common stock through exercise of warrants	464,643	—	—	—	1,799	1,799	—	—	394	394	—	—	2,193
Issuance of preferred stock	—	—	—	—	—	—	460,000	—	8,246	8,246	—	—	8,246
Share-based compensation	300,000	—	—	—	488	488	—	—	—	—	—	—	488
Measurement period adjustment in accordance with ASU 2015-16	—	—	—	—	(1,381)	(1,381)	—	—	—	—	—	—	(1,381)
Stock contracted for issue in payment of debt	62,500	—	—	—	816	816	—	—	—	—	—	—	816
Sale of Interest in operating restaurant	—	—	—	—	651	651	—	—	—	—	98	—	749
Dividends paid on common stock	—	—	—	—	(5,313)	(5,313)	—	—	—	—	—	—	(5,313)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(2,084)	(2,084)	—	—	(2,084)
Issuance of common stock in connection with acquisition of LS GFG Holdings Inc. (1)	1,964,865	—	—	—	21,809	21,809	—	—	—	—	—	—	21,809
Stock dividend of Class B shares	294,729	1,270,683	1	—	(26)	(25)	—	—	—	—	—	—	(25)
Series A Preferred shares retired through issuance of Series B preferred shares	—	—	—	—	—	—	—	—	9,564	9,564	—	—	9,564
Balance at September 26, 2021	15,013,001	1,270,683	$2	$—	$(23,933)	$(23,931)	1,643,272	$—	$37,908	$37,908	$79	$(32,875)	$(18,819)

(1) Excludes 3,089,245 shares of preferred stock classified as redeemable preferred stock as of September 26, 2021.

For the Thirteen Weeks Ended September 25, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at June 26, 2022	15,131,597	1,270,805	$2	$—	$(24,962)	$(24,960)	3,221,471	$—	$48,259	$48,259	$(84,422)	$(61,123)
Net loss	—	—	—	—	—	—	—	—	—	—	(23,437)	(23,437)
Issuance of common stock through exercise of warrants	9,549	—	—	—	26	26	—	—	8	8	—	34
Share-based compensation	160,000	—	—	—	2,040	2,040	—	—	—	—	—	2,040
Dividends paid on common stock	—	—	—	—	(2,322)	(2,322)	—	—	—	—	—	(2,322)
Issuance of common stock in lieu of cash - director fees	4,761	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,661)	(1,661)	—	(1,661)
Balance at September 25, 2022	15,305,907	1,270,805	$2	$—	$(25,218)	$(25,216)	3,221,471	$—	$46,606	$46,606	$(107,859)	$(86,469)

For the Thirteen Weeks Ended September 26, 2021

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Non- Controlling Interest	Accumulated Deficit	Total

Balance at June 27, 2021	12,491,528	—	$1	$—	$(45,087)	$(45,086)	1,643,272	$—	$29,092	$29,092	$93	$(29,254)	$(45,155)
Net loss	—	—	—	—	—	—	—	—	—	—	(14)	(3,621)	(3,635)
Issuance of common stock through exercise of warrants	199,379	—	—	—	659	659	—	—	151	151	—	—	810
Issuance of preferred stock	—	—	—	—	—	—	—	—	(35)	(35)	—	—	(35)
Share-based compensation	—	—	—	—	258	258	—	—	—	—	—	—	258
Measurement period adjustment in accordance with ASU 2015-16	—	—	—	—	70	70	—	—	—	—	—	—	70
Stock contracted for issue in payment of debt	62,500	—	—	—	—	—	—	—	—	—	—	—	—
Sale of interest in operating restaurant	—	—	—	—	500	500	—	—	—	—	—	—	500
Dividends paid on common stock	—	—	—	—	(2,116)	(2,116)	—	—	—	—	—	—	(2,116)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(864)	(864)	—	—	(864)
Issuance of common stock in connection with acquisition of LS GFG Holdings Inc. (1)	1,964,865	—	—	—	21,809	21,809	—	—	—	—	—	—	21,809
Stock dividend of Class B shares	294,729	1,270,683	1	—	(26)	(25)	—	—	—	—	—	—	(25)
Series A preferred shares retired through issuance of Series B preferred shares	—	—	—	—	—	—	—	—	9,564	9,564	—	—	9,564
Balance at September 26, 2021	15,013,001	1,270,683	$2	$—	$(23,933)	$(23,931)	1,643,272	$—	$37,908	$37,908	$79	$(32,875)	$(18,819)

(1) Excludes 3,089,245 shares of preferred stock classified as redeemable preferred stock as of September 26, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the Thirty-Nine Weeks Ended September 25, 2022 and September 26, 2021

	2022	2021
Cash flows from operating activities:
Net loss	$(55,380)	$(11,998)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	3,438	(3,384)
Net loss on extinguishment of debt	—	4,872
Depreciation and amortization	20,076	3,161
Share-based compensation	6,116	488
Change in operating right-of-use assets	3,866	1,662
Accretion of loan fees and interest	8,014	1,249
Accretion of preferred shares	—	26
Adjustments of purchase price liability	(1,790)	72
Gain on sale of refranchised assets	—	(869)
Provision for bad debts	4,296	225
Change in:
Accounts receivable	(26,097)	(3,023)
Other current and noncurrent assets	(2,374)	(768)
Deferred income	2,551	1,244
Accounts payable	(6,575)	1,646
Accrued expenses and other liabilities	7,108	(3,672)
Accrued advertising	5,272	646
Accrued interest payable	1,916	3,797
Dividend payable on preferred shares	(9)	699
Other current and noncurrent liabilities	(7,032)	(79)
Total adjustments	18,776	7,992
Net cash used in operating activities	(36,604)	(4,006)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,772)	(346,484)
Payments received on notes receivable	1,693	140
Net proceeds from sale of refranchised restaurants	—	1,942
Purchases of property and equipment	(13,356)	(1,661)
Other	—	(87)
Net cash used in investing activities	(14,435)	(346,150)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	29,327	479,721
Repayments of borrowings	(720)	(93,046)
Issuance of preferred shares, net	—	8,246
Change in operating lease liabilities	(2,885)	(1,441)
Payments made on acquisition purchase price liability	—	(1,075)

Exercise of warrants	117	2,192
Dividends paid on redeemable preferred stock	(1,062)	(690)
Dividends paid on common shares	(6,585)	(5,337)
Dividends paid on preferred shares	(4,975)	(2,097)
Net cash provided by financing activities	13,217	386,473

Net (decrease) increase in cash and restricted cash	(37,822)	36,317
Cash and restricted cash at beginning of the period	99,921	7,211
Cash and restricted cash at end of the period	$62,099	$43,528

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,488	$5,874
Cash paid for income taxes	$713	$639
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of September 25, 2022, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of September 25, 2022, the Company had 2,354 locations. Of this amount, 2,261 stores were franchised, representing approximately 96% of total restaurants.
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
The Company's operations have historically been comprised primarily of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. As part of these ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants and may convert them to franchise locations. During the refranchising period the Company may operate the restaurants and classifies the operational activities as refranchising gains or losses and the assets and associated liabilities as held-for sale. Through recent acquisitions, the Company also operates "company-owned" restaurant locations of certain brands.
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
Liquidity
The Company recognized income from operations of $14.7 million and $3.6 million during the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively. The Company has a history of net losses and an accumulated deficit of $107.9 million as of September 25, 2022. Additionally, the Company had negative working capital of $157.0 million. Of this amount, $135.0 million represents the current portion of redeemable preferred stock as discussed in Note 12. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $23.9 million of unrestricted cash at September 25, 2022 and plans on the combination of cash generated from operations and cash on hand to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
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
Employee Retention Credits - On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). In accordance with IAS 20, the Company determined it has reasonable assurance for receipt of the ERC and during the thirteen and thirty-nine weeks ended September 25, 2022 recorded an ERC benefit of $2.2 million and $14.8 million within cost of restaurant and factory revenues and general and administrative expense as a reduction to labor expense in the condensed consolidated statements of operations. The Company recorded a corresponding accrual for the benefit expected to be received within accounts receivable in the condensed consolidated balance sheets as of September 25, 2022.
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
Acquisition of Fazoli's
On December 15, 2021, the Company completed the acquisition of Fazoli's for a total cash purchase price of $137.1 million. Founded in 1988 in Lexington, KY, Fazoli’s is a premium quick service restaurant Italian chain priding itself on serving premium quality Italian food, fast, fresh and friendly. Menu offerings include freshly prepared pasta entrees, Submarinos® sandwiches, salads, pizza and desserts – along with its unlimited signature breadsticks.
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
Proforma Information

The table below presents the combined proforma revenue and net loss of the Company and Fazoli's, Twin Peaks and GFG (the "Material Acquired Entities") for the thirteen and thirty-nine weeks ended September 26, 2021, assuming the acquisitions had occurred on December 28, 2020 (the beginning of the Company’s 2021 fiscal year), pursuant to ASC 805-10-50-Business Combinations (Topic 805) (in millions). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of the Material Acquired Entities occurred on this date nor does it purport to predict the results of operations for future periods.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2021	September 26, 2021
Revenue	87.4	$259.3
Net loss	(5.5)	$(19.8)

NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.
The Company meets all of the criteria requiring that acquired assets used in the operation of certain restaurants be classified as held-for-sale. As a result, the following assets have been classified as held-for-sale on the accompanying condensed consolidated balance sheets as of September 25, 2022 and December 26, 2021 (in millions):

	September 25, 2022	December 26, 2021

Property and equipment	$0.7	$0.8
Operating lease right-of-use assets	4.3	4.7
Total	$5.0	$5.5
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $4.4 million and $4.8 million have been classified as current liabilities on the accompanying condensed consolidated balance sheets as of September 25, 2022 and December 26, 2021, respectively.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Restaurant costs and expenses, net of revenue	$(0.1)	$(0.2)	$(1.1)	$(0.9)
Gain on store sales or closures	—	0.5	—	1.6
Refranchising (loss) gain	$(0.1)	$0.3	$(1.1)	$0.7

NOTE 5. TRADE AND OTHER NOTES RECEIVABLE
Notes receivable consist of trade notes receivable, the Elevation Buyer Note and the Twin Peaks - Hollywood Note. Trade notes receivable are created when a settlement is reached relating to a delinquent franchisee account and the entire balance is not immediately paid. Trade notes receivable generally include personal guarantees from the franchisee. The notes are made for the shortest time frame negotiable and will generally carry an interest rate of 6.0% to 7.5%. Reserve amounts, on the notes, are established based on the likelihood of collection. As of September 25, 2022 and December 26, 2021 trade notes receivable was fully reserved.

The Elevation Buyer Note was funded in connection with the purchase of Elevation Burger. The Company loaned $2.3 million in cash to the Seller under a subordinated promissory note bearing interest at 6.0% per annum and maturing in August 2026. This Note is subordinated in right of payment to all indebtedness of the Seller arising under any agreement or instrument to which the Seller or any of its affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment to the Elevation Buyer Note, whether existing on the effective date of the Elevation Buyer Note or arising thereafter. The balance owing to the Company under the Elevation Buyer Note may be used by the Company to offset amounts owing to the Seller under the Elevation Note under certain circumstances. As part of the total consideration for the Elevation acquisition, the Elevation Buyer Note was recorded at a carrying value of $1.9 million, which was net of a discount of $0.4 million. As of September 25, 2022 and December 26, 2021, the balance of the Elevation Note was $1.5 million and $1.7 million, respectively, which were net of discounts of $0.1 million and $0.2 million, respectively. During the thirteen and thirty-nine weeks ended September 25, 2022, the Company recognized $42,283 and $132,160 in interest income on the Elevation Buyer Note, respectively. During the thirteen and thirty-nine weeks ended September 26, 2021, the Company recognized $49,000 and $151,000 in interest income on the Elevation Buyer Note, respectively.
The Twin Peaks - Hollywood note was funded in connection with the development of a Twin Peaks restaurant. The note was fully repaid in 2022. As of December 26, 2021, the amount of the secured note was $1.5 million.

NOTE 6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	September 25, 2022	December 26, 2021
Real estate	$60.6	$60.5
Equipment	36.0	22.9
	$96.6	$83.4
Accumulated Depreciation	(11.7)	(2.9)
Property and equipment, net	$84.9	$80.5

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 26, 2021	$175.6	$295.1	$477.2
Amortization	(11.3)	—	—
Additions	1.8	—	—
Adjustment to preliminary purchase price	(0.3)	(1.3)	—
September 25, 2022	$165.8	$293.8	$477.2
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	September 25, 2022			December 26, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$109.2	(12.5)	$96.7	$109.4	$(5.7)	$103.7
Customer relationships	73.9	(6.6)	67.3	73.9	(2.4)	71.5
Other	2.1	(0.3)	1.8	0.4	—	0.4
	$185.2	$(19.4)	$165.8	$183.7	$(8.1)	$175.6

Non-amortizing intangible assets
Trademarks			477.2			477.2
Total amortizing and non-amortizing intangible assets, net			$643.0			$652.8
The expected future amortization of the Company’s capitalized franchise agreements is as follows (in millions):

Fiscal year:
Remaining 2022	$3.8
2023	15.0
2024	14.7
2025	14.5
2026	14.5
Thereafter	103.3
Total	$165.8
A review of the carrying value of goodwill as of September 25, 2022 and September 26, 2021 did not result in any impairment charges for the thirty-nine weeks ended as of that date.

NOTE 8. DEFERRED INCOME
Deferred income was as follows (in millions):

	September 25, 2022	December 26, 2021

Deferred franchise fees	$22.5	$19.8
Deferred royalties	0.1	0.2
Deferred vendor incentives	0.2	0.3
Total	$22.8	$20.3
NOTE 9. INCOME TAXES
The following table presents the Company’s provision (benefit) for income taxes (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Provision (benefit) for income taxes	$0.5	$(1.2)	$4.8	$(3.3)
Effective tax rate	(2.3)%	24.6%	(9.5)%	21.6%
The difference between the statutory tax rate of 21% and the effective tax rate of (2.3)% and (9.5)% in the thirteen and thirty-nine weeks ended September 25, 2022, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rate in the thirteen and thirty-nine weeks ended September 26, 2021 was primarily due to the impact of state income taxes and the forgiveness of loans under the Paycheck Protection Program (the “PPP Loans”).

NOTE 10. LEASES
The Company recognized lease expense of $4.6 million and $1.4 million for the thirteen weeks ended September 25, 2022 and September 26, 2021, respectively. The Company recognized lease expense of $13.9 million and $2.8 million for the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	September 25, 2022	December 26, 2021

Operating lease right-of-use assets	$95.2	$98.6
Right-of-use assets classified as held-for-sale	4.3	4.7
Total right-of-use assets	$99.5	$103.3

Operating lease liabilities	$104.4	$107.3
Lease liabilities related to assets held-for-sale	4.4	4.8
Total operating lease liabilities	$108.8	$112.1
The contractual future maturities of the Company’s operating lease liabilities as of September 25, 2022, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2022	$4.2
2023	16.2
2024	15.1
2025	14.5
2026	13.3
Thereafter	163.6
Total lease payments	$226.9
Less imputed interest	(118.1)
Total	$108.8

The current portion of the operating lease liability as of September 25, 2022 was $14.4 million.
Supplemental cash flow information for the thirty-nine weeks ended September 25, 2022 related to leases was as follows (in millions):

	Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$12.2	$2.3

NOTE 11. DEBT
Long-term debt consisted of the following (in millions):

	September 25, 2022					December 26, 2021
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
2021 FB Royalty Securitization	4/25/2051	7/25/2023	4.75%	$97.1	$95.3	$95.4
2021 GFG Royalty Securitization	7/25/2051	7/25/2023	6.00%	209.0	206.3	205.6
2021 Twin Peaks Securitization	7/25/2051	7/25/2023	7.00%	150.0	147.3	146.8
2021 Fazoli's/Native Securitization	7/25/2051	7/25/2023	6.00%	128.8	124.3	122.8
2022 FB Royalty Securitization	4/25/2051	7/25/2023	4.75%	30.0	27.7	—
Senior Subordinated Debt
2021 FB Royalty Securitization	4/25/2051	7/25/2023	8.00%	32.4	31.8	31.8
2021 GFG Royalty Securitization	7/25/2051	7/25/2023	7.00%	84.0	82.0	81.5
2021 Twin Peaks Securitization	7/25/2051	7/25/2023	9.00%	50.0	47.2	46.6
2021 Fazoli's/Native Securitization	7/25/2051	7/25/2023	7.00%	25.0	23.3	22.7
Subordinated Debt
2021 FB Royalty Securitization	4/25/2051	7/25/2023	9.00%	15.0	14.2	14.1
2021 GFG Royalty Securitization	7/25/2051	7/25/2023	9.50%	57.0	53.4	52.6
2021 Twin Peaks Securitization	7/25/2051	7/25/2023	10.00%	50.0	45.2	44.2
2021 Fazoli's/Native Securitization	7/25/2051	7/25/2023	9.00%	40.0	36.2	35.2
Total Securitized Debt				968.3	934.2	899.3
Elevation Note	7/19/2026	N/A	6.00%	6.5	4.1	5.6
Equipment Notes	5/5/2027 to 3/7/2029	N/A	7.99% to 8.49%	0.7	0.7	—
Twin Peaks Construction Loan	3/12/2023 with One Six-Month Extension	N/A	8.00%	1.5	1.5	—
Total debt				977.0	940.5	904.9
Current portion of long-term debt				—	(2.4)	(0.6)
Long-term debt				$977.0	$938.1	$904.3
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

Of the $76.5 million aggregate principal amount, $30.0 million was sold privately during the third quarter, resulting in net proceeds of $27.1 million (net of debt offering costs of $0.6 million and original issue discount of $2.3 million). The remaining $46.5 million in aggregate principal was issued to FAT Brands Inc. and has been eliminated in consolidation. [pending execution of put preferred for debt exchange if signed prior to filing]
2021 GFG Royalty Securitization
In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC ("GFG Royalty"), a special purpose, wholly-owned subsidiary of FAT Brands, completed the issuance and sale of three tranches of fixed rate secured notes (the "2021 GFG Royalty Securitization Notes") with a total aggregate principal amount of $350.0 million. Immediately following the closing of the acquisition of GFG the Company contributed the franchising subsidiaries of GFG to GFG Royalty, pursuant to a Contribution Agreement. The GFG Securitization Notes are generally secured by a security interest in substantially all the assets of GFG Royalty and its subsidiaries.
2021 Twin Peaks Securitization
In connection with the acquisition of Twin Peaks on October 1, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Twin Peaks I, LLC, of three tranches of fixed rate secured notes (the "Twin Peaks Securitization Notes") with a total aggregate principal amount of $250.0 million. Immediately following the closing of the acquisition of Twin Peaks the Company contributed the franchising subsidiaries of Twin Peaks to FAT Brands Twin Peaks I, LLC, pursuant to a Contribution Agreement. The Twin Peaks Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Twin Peaks I, LLC and its subsidiaries.
2021 Fazoli's / Native Securitization
In connection with the acquisition of Fazoli's and Native Grill & Wings on December 15, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Fazoli's Native I, LLC, of three tranches of fixed rate secured notes (the "Fazoli's/Native Securitization Notes") with a total aggregate principal amount of $193.8 million. Immediately following the closing of the acquisition of Fazoli's and Native the Company contributed the franchising subsidiaries of these entities to FAT Brands Fazoli's Native I, LLC, pursuant to a Contribution Agreement. The Fazoli's/Native Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Fazoli's Native I, LLC and its subsidiaries.
Terms and Debt Covenant Compliance
The 2021 FAT Royalty Securitization Notes, the 2021 GFG Royalty Securitization Notes, the 2021 Twin Peaks Securitization Notes and the 2021 Fazoli's/Native Securitization Notes (collectively, the "Securitization Notes"), require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the

Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023, additional interest equal to 1.0% per annum will accrue on the then outstanding principal balance of each tranche.
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of September 25, 2022, the Company was in compliance with these covenants.
Elevation Note
On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7.5 million, bearing interest at 6.0% per annum and maturing in July 2026. The Elevation Note is convertible, under certain circumstances, into shares of the Company’s common stock at $12.00 per share. The annualized effective interest rate for the Elevation Note during the thirty-nine weeks ended September 25, 2022 was 12.3%. In June 2022, pursuant to the claw-back provision of the purchase agreement, the balance of the Elevation Note was reduced by $1.0 million to $6.5 million.
The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all senior indebtedness of the Company.
Equipment Financing (Twin Peaks)
During fiscal year 2022, an indirect subsidiary of the Company entered into certain equipment financing arrangements to borrow up to $1.0 million, the proceeds of which will be used to purchase certain equipment for a new Twin Peaks restaurant and to retrofit existing restaurants with equipment (the "Equipment Financing"). The Equipment Financing has maturity dates between May 5, 2027, and March 7, 2029, and bear interest at fixed rates between 7.99% and 8.49% per annum. The Equipment Financing is secured by certain equipment of the Twin Peaks restaurant.
Construction Loan Agreement (Twin Peaks)
On July 12, 2022, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.5 million, the proceeds of which will be used for a new corporate Twin Peaks in Northlake, TX (the "Construction Loan"). The Construction Loan has an initial maturity of March 12, 2023, with an optional six-month extension, bearing interest at a fixed rate of 8% per year and is secured by land and building.

NOTE 12. SERIES B CUMULATIVE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Preferred Stock (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a Put/Call Agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration to current liabilities on its condensed consolidated balance sheet.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who holds 1,544,623 put preferred shares. Pursuant to the agreement, the closing date of the redemption was extended from April 22, 2022 to July 23, 2023 and, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. In September 2022, the Company paid $0.8 million for the interest that had accrued through August 2022.
Twin Peaks Preferred Stock Consideration

On October 1, 2021, the Company completed the acquisition of Twin Peaks. A portion of the consideration paid included 2,847,393 shares of the Company’s Series B Cumulative Preferred Stock (the "Twin Peaks Preferred Stock Consideration").

The Twin Peaks seller agreed to a lock-up period with respect to the Twin Peaks Preferred Stock Consideration, during which time the seller could not offer, sell or transfer any interest in these shares. The lock-up provisions restricted sales until March 31, 2022, for 1,793,858 shares (the “Initial Put/Call Shares”) and September 30, 2022, for the remaining 1,053,535 shares (the “Secondary Put/Call Shares”), subject to certain exceptions set forth in the Put/Call Agreement with the seller of Twin Peaks referenced below.

On October 1, 2021, the Company and the Seller entered into a Put/Call Agreement pursuant to which the Company was granted the right to call from the Seller, and the Seller was granted the right to put to the Company, the Initial Put/Call Shares at any time until March 31, 2022, for a cash payment of $42.5 million, and the Secondary Put/Call Shares at any time until September 30, 2022, for a cash payment of $25.0 million, plus any accrued but unpaid dividends on such shares. Unpaid balances, when due, accrue interest at a rate of 10.0% per annum until repayment is completed. On October 7, 2021, the Company received a put notice on the Initial Put/Call Shares and the Secondary Put/Call Shares. The Company has classified the Twin Peaks Preferred Stock Consideration as a current liability on its condensed consolidated balance sheet.
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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of September 25, 2022, there were 2,575,936 shares of stock options outstanding with a weighted average exercise price of $10.50.
During the thirteen weeks ended September 26, 2021, the Company granted a total of 300,000 shares of its common stock to three employees (the “Grant Shares”). The Grant Shares vest one-third each year on the anniversary date of the grant. The grantees are entitled to any common dividends relating to the Grant Shares during the vesting period. The Grant Shares were valued at $2.8 million as of the date of grant. The related compensation expense will be recognized over the vesting period. There were no new grants during the thirty-nine weeks ended September 25, 2022.
The Company recognized share-based compensation expense in the amount of $2.0 million and $0.3 million, during the thirteen weeks ended September 25, 2022 and September 26, 2021, respectively. The Company recognized share-based compensation expense in the amount of $6.1 million and $0.5 million during the thirty-nine weeks ended September 25, 2022, and September 26, 2021, respectively. As of September 25, 2022, there remains $8.1 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

NOTE 14. WARRANTS
The Company’s warrant activity for the thirty-nine weeks ended September 25, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 26, 2021	1,707,670	$4.72	3.2
Exercised	(31,399)	$3.60	3.3
Warrants outstanding and exercisable at September 25, 2022	1,676,271	$4.44	2.7
During the thirty-nine weeks ended September 25, 2022, 31,399 warrants were exercised in exchange for 31,399 shares of common stock with net proceeds to the Company of $0.1 million.

NOTE 15. DIVIDENDS ON COMMON STOCK
On July 12, 2022, the Board of Directors declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock, payable on September 1, 2022 to stockholders of record as of August 16, 2022, for a total of $2.3 million.

NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation and Investigations
James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. On August 5, 2021, Defendants filed a motion to dismiss Plaintiffs’ complaint (the “Motion”). Argument on the Motion was heard on February 11, 2022. At the conclusion of the argument, the Court indicated that it would deny the Motion with respect to most claims and most Defendants, but would reserve final decision until after more fully considering the arguments as to the unjust enrichment claim and one of the Individual Defendants. On May 25, 2022, the Court ultimately denied the Motion in its entirety. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As discovery is ongoing, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). The hearing for the Motion is set for November 17, 2022, at 1:00 pm ET. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

Robert J. Matthews, et al., v. FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick (United States District Court for the Central District of California, Case No. 2:22-cv-01820)
On March 18, 2022, plaintiff Robert J. Matthews, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), alleging that the defendants are responsible for false and misleading statements and omitted material facts in the Company’s reports filed with the SEC under the 1934 Act related to the LA Times story published on February 19, 2022 about the company and its management. The plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. The plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. On April 25, 2022, Kerry Chipman, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick in the United States District Court for the Central Division of California, asserting substantially the same claims as those made by Matthews in the above-referenced lawsuit. On May 2, 2022, the Court entered an order consolidating the actions filed by Matthews and Chipman under the caption In re FAT Brands Inc. Securities Litigation. On June 13, 2022, the Court appointed plaintiff Robert Matthews as lead plaintiff and The Rosen Law Firm, P.A., as lead counsel in the consolidated action. Plaintiffs filed their Consolidated Amended Complaint on June 27, 2022. On July 19, 2022, the parties entered into a stipulation to stay the litigation so that they can engage in voluntary mediation. In August 2022, after mediation the Company reached an agreement in principle to settle this matter for a cash payment by the Company of $2.5 million and issuance of $0.5 million in Class A common stock. The Stipulation of Settlement and other documents pertinent to the settlement, along with a motion for preliminary approval thereof, were filed with the court on September 23, 2022. The hearing on the motion for preliminary approval is set for October 24, 2022, at 9:00 am PT. Upon final approved by the court, the settlement will provide a full release of all claims by the settlement class members against all defendants, including the Company and the named officers and directors, will expressly deny any liability, wrongdoing or responsibility by any of the defendants, and will result in the dismissal of the litigation with prejudice.

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
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-772-HE)
In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. ("FCCG") (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12.0 million to $22.0 million. From 2002 to 2008, a former FCCG subsidiary managed a lease portfolio, which included the subject property. FCCG denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery, and the matter is scheduled for trial for June 2023. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606)
SBN FCCG LLC (“SBN”) filed a complaint against FCCG in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $0.7 million judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 31, 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN in May 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of September 25, 2022 and December 26, 2021, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.

NOTE 17. GEOGRAPHIC INFORMATION AND MAJOR FRANCHISEES
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
United States	$100.9	$26.3	$296.7	$37.4
Other countries	2.3	3.5	6.7	7.3
Total revenue	$103.2	$29.8	$303.4	$44.7
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the thirty-nine weeks ended September 25, 2022 and September 26, 2021, no individual franchisee accounted for more than 10% of the Company’s revenue.
NOTE 18. SUBSEQUENT EVENTS
Management has evaluated all events and transactions that occurred subsequent to September 25, 2022 through the date of issuance of these condensed consolidated financial statements. During this period, the Company did not have any significant subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirty-nine weeks ended September 25, 2022 and September 26, 2021, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 23, 2022 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
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
Executive Overview
Business overview

FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual and casual dining restaurant concepts around the world. As of September 25, 2022, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of September 25, 2022, the Company had 2,354 locations. Of this amount, 2,261 stores were franchised, representing approximately 96% of total restaurants.

We generally do not own or operate restaurant locations, but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. This asset-light franchisor model provides the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk, such as long-term real estate commitments or capital investments. Our scalable management platform enables us to add new stores and restaurant concepts to our portfolio with minimal incremental corporate overhead costs, while taking advantage of significant corporate overhead synergies. The acquisition of additional brands and restaurant concepts as well as expansion of our existing brands are key elements of our growth strategy.

Our revenues are derived primarily from two sales channels, franchised restaurants and company-owned restaurants, which we operate as one segment. The primary sources of revenues are the sales of food and beverages at our company-owned restaurants and the collection of royalties, franchise fees and advertising revenue from sales of food and beverages at our franchised restaurants.
Results of Operations
We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year each quarter contains 13 weeks of operations. In a 53-week fiscal year each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations.

Results of Operations of FAT Brands Inc.
The following table summarize key components of our condensed consolidated results of operations for the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021.
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Statements of Operations Data:

Revenue
Royalties	$22,833	$13,742	$65,396	$24,800
Restaurant sales	61,352	3,879	179,473	4,113
Advertising fees	9,479	5,483	28,408	8,043
Factory revenues	7,839	5,480	24,588	5,480
Franchise fees	754	1,087	2,763	2,109
Management fees and other income	965	90	2,782	148
Total revenue	103,222	29,761	303,410	44,693

Costs and expenses
General and administrative expense	28,751	10,589	74,188	20,214
Cost of restaurant and factory revenues	55,257	7,133	159,901	7,377
Depreciation and amortization	6,895	2,377	20,076	3,161
Refranchising loss (gain)	122	(250)	1,123	(679)
Acquisition costs	—	2,053	383	2,985
Advertising fees	11,185	5,483	33,038	8,043
Total costs and expenses	102,210	27,385	288,709	41,101

Income from operations	1,012	2,376	14,701	3,592

Total other expense, net	(23,933)	(7,194)	(65,292)	(18,893)

Loss before income tax expense	(22,921)	(4,818)	(50,591)	(15,301)

Income tax provision (benefit)	516	(1,183)	4,789	(3,303)

Net loss	(23,437)	(3,635)	(55,380)	(11,998)
Less: Net loss attributable to noncontrolling interest	—	(14)	—	(19)
Net loss attributable to FAT Brands Inc.	$(23,437)	$(3,621)	$(55,380)	$(11,979)
For the Thirty-Nine Weeks Ended September 25, 2022 and September 26, 2021:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $258.7 million, or 579%, in the first three quarters of 2022, to $303.4 million compared to $44.7 million in the same period of 2021. The increase reflects revenue from the acquisition of GFG in July 2021, the acquisition of Twin Peaks in October 2021, the acquisitions of Fazoli's and Native in December 2021 (collectively, the "2021 Acquisitions") and the continuing recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising loss (gain), acquisition costs, and advertising fees. Costs and expenses increased

$247.6 million, or 602%, in the first three quarters of 2022 to $288.7 million compared to the same period in the prior year, primarily due to the 2021 Acquisitions.
General and administrative expense increased $54.0 million, or 267%, in the first three quarters of 2022 compared to the same period in the prior year, primarily due to the 2021 Acquisitions, increased compensation costs, professional fees related to pending litigation and government investigations, and travel, reflecting the significant expansion of the organization.
Cost of restaurant and factory revenues totaled $159.9 million for the first three quarters of 2022 and was related to the operations of the company-owned restaurant locations and the dough factory operated by GFG associated with the 2021 Acquisitions, partially offset by amounts claimed under the business relief provision under the CARES Act known as the Employee Retention Credit, a refundable payroll tax credit of qualified wages paid during 2021 and 2020.
Depreciation and amortization increased $16.9 million, or 535% in the first three quarters of 2022 compared to the same period in the prior year, primarily due to depreciation of company-owned restaurant property and equipment and amortizing intangible assets related to the 2021 Acquisitions.
Refranchising losses in the first three quarters of 2022 were $1.1 million and were comprised of restaurant costs and expenses, net of food sales. Refranchising gains in the first three quarters of 2021 were $0.7 million and were comprised of $1.6 million in net gains related to refranchised restaurants, partially offset by $0.9 million in restaurant operating costs, net of food sales.
Advertising expenses increased $25.0 million in the first three quarters of 2022 compared to the prior year period. These expenses vary in relation to advertising revenues and reflect advertising expenses related to the 2021 Acquisitions and the increase in customer activity as the recovery from COVID continues.
Total other expense, net for the first three quarters of 2022 and 2021 was $65.3 million and $18.9 million, respectively, primarily comprised of net interest expense of $69.2 million and $12.7 million, respectively. Total other expense, net for the first three quarters of 2021 also consisted of a $6.4 million net loss on the extinguishment of debt.
Income tax provision (benefit) – The effective rate was (9.5)% and 21.6% for the first three quarters of 2022 and 2021, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
For the Thirteen Weeks Ended September 25, 2022 and September 26, 2021:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $73.5 million, or 247%, in the third quarter of 2022, to $103.2 million compared to $29.8 million in the same period of 2021. The increase reflects revenue from the acquisition of GFG in July 2021, the acquisition of Twin Peaks in October 2021, the acquisitions of Fazoli's and Native in December 2021 (collectively, the "2021 Acquisitions") and the continuing recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising loss (gain), acquisition costs, and advertising fees. Costs and expenses increased $74.8 million, or 273%, in the third quarter of 2022 to $102.2 million compared to the same period in the prior year, primarily due to the 2021 Acquisitions.
General and administrative expense increased $18.2 million, or 172%, in the third quarter of 2022 compared to the same period in the prior year, primarily due to the 2021 Acquisitions, increased compensation costs, professional fees related to pending litigation and government investigations, and travel, reflecting the significant expansion of the organization.
Cost of restaurant and factory revenues totaled $55.3 million in the third quarter of 2022 and was related to the operations of the company-owned restaurant locations and the dough factory operated by GFG associated with the 2021 Acquisitions, partially offset by amounts claimed under the business relief provision under the CARES Act known as the Employee Retention Credit, a refundable payroll tax credit of qualified wages paid during 2021 and 2020.
Depreciation and amortization increased $4.5 million, or 190% in the third quarter of 2022 compared to the same period in the prior year, primarily due to depreciation of company-owned restaurant property and equipment and amortizing intangible assets related to the 2021 Acquisitions.

Refranchising losses in the third quarter of 2022 were $0.1 million and were comprised restaurant costs and expenses, net of food sales. Refranchising gains in the third quarter of 2021 were $0.3 million and were comprised of $0.5 million in net gains related to refranchised restaurants, partially offset by $0.2 million in restaurant operating costs, net of food sales.
Advertising expenses increased $5.7 million in the third quarter of 2022 compared to the prior year period. These expenses vary in relation to advertising revenues and reflect advertising expenses related to the 2021 Acquisitions and the increase in customer activity as the recovery from COVID continues.
Total other expense, net – Total other expense, net for the third quarters of 2022 and 2021 was $23.9 million and $7.2 million, respectively, primarily comprised of net interest expense of $24.5 million and $7.2 million, respectively.
Income Tax Provision (Benefit) – The effective rate was (2.3)% and 24.6% for the third quarters of 2022 and 2021, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the thirty-nine weeks ended September 25, 2022 consisted of cash on hand at the beginning of the period.
We are involved in a world-wide expansion of franchise locations, which will require significant liquidity, primarily from our franchisees. If real estate locations of sufficient quality cannot be located and either leased or purchased, the timing of restaurant openings may be delayed. Additionally, if we or our franchisees cannot obtain capital sufficient to fund this expansion, the extent or timing of restaurant openings may be reduced or delayed.
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
We have liabilities of $135.0 million relating to put options exercised by others on our Series B Cumulative Preferred Stock. The Company has contractual options pursuant to the put/call agreements to extend this repayment via incremental interest payments and there are capital market options that the Company may consider. We believe that we have sufficient liquidity to meet our liquidity needs and capital resource requirements for at least the next twelve months primarily through currently available cash and cash equivalents, cash flows from operations, and access to the capital markets.
Comparison of Cash Flows
Our cash and restricted cash balance was $62.1 million as of September 25, 2022, compared to $99.9 million as of December 26, 2021.

The following table summarizes key components of our condensed consolidated cash flows for the 39 weeks ended September 25, 2022 and September 26, 2021:
For the Thirty-Nine Weeks Ended
(in millions)

	September 25, 2022	September 26, 2021

Net cash used in operating activities	$(36.6)	$(4.0)
Net cash used in investing activities	(14.4)	(346.2)
Net cash provided by financing activities	13.2	386.5
Net cash flows	$(37.8)	$36.3
Operating Activities
Net cash used in operating activities increased $32.6 million in the thirty-nine weeks ended September 25, 2022 compared to 2021, primarily due to higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $14.4 million in the thirty-nine weeks ended September 25, 2022, compared to net cash used in investing activities of $346.2 million in the comparable period of 2021. The decrease was primarily due to the 2021 Acquisitions, offset by increased purchases of property and equipment in 2022 in connection with company-owned restaurants acquired during fiscal year 2021.
Financing Activities
Net cash provided by financing activities was $13.2 million in the thirty-nine weeks ended September 25, 2022 and was primarily comprised of proceeds from borrowings, offset by dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
On July 12, 2022, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on September 1, 2022 to stockholders of record as of August 16, 2022, for a total of $2.3 million.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of September 25, 2022, we do not have any material commitments for capital expenditures.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 26, 2021. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 26, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 25, 2022, have concluded that, in regard to the segregation of duties and the financial close process, our Disclosure Controls and Procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended September 25, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitations Over Internal Controls
We do not expect that our Disclosure Controls and Procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of frauds, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

FAT BRANDS INC.

October 21, 2022	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer
(Principal Financial and Accounting Officer)