Form 10-K
period 2022-12-25
Fat Brands, Inc
filed 2023-02-24
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliated stockholders as of June 26, 2022 was approximately $53.7 million.
As of February 17, 2023, there were 15,316,720 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

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

Our scalable management platform enables us to add new stores and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant corporate overhead synergies. The expansion of our existing brands as well as the acquisition of additional brands and restaurant concepts are key elements of our growth strategy. In addition to our restaurant operations, we own and operate a manufacturing and production facility in Atlanta, Georgia, which supplies our franchisees with cookie dough, pretzel dry mix and other ancillary products.

As of December 25, 2022, our franchisee base consisted of more than 750 franchisees, who operated an aggregate of approximately 2,200 restaurants, including restaurants under construction. Additionally, we directly owned and operated approximately 130 restaurants as of such date. System wide sales of our franchised and owned locations during fiscal 2022 were approximately $2.2 billion.
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
Our Concepts

As of December 25, 2022, we were the owner and franchisor of the following restaurant brands in four main categories – Quick Service, Fast Casual, Casual Dining and Polished Casual Dining.

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

●
Yalla Mediterranean. Founded in 2014, Yalla Mediterranean is a Los Angeles, California based restaurant chain specializing in authentic, healthful, Mediterranean cuisine with an environmentally conscience and focus on sustainability. The word “yalla”, which means “let’s go”, is embraced in every aspect of Yalla Mediterranean’s culture and is a key component of our concept. Yalla Mediterranean offers a healthful Mediterranean menu of wraps, plates and bowls in a fast-casual setting, with cuisine prepared fresh daily using, GMO-free, local ingredients for a menu that includes vegetarian, vegan, gluten-free and dairy-free options accommodating customers with a wide variety of dietary needs and preferences. The Yalla Mediterranean brand demonstrates its commitment to the environment by using responsibly sourced proteins and utensils, bowls and serving trays made from compostable materials. Due primarily to the COVID-19 pandemic and the emphasis on catering orders, all Yalla Mediterranean stores were closed during the pandemic. We are currently planning to redesign and reintroduce the brand with a rollout of new stores.

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
•Ability to Cross-Sell Multiple Brands from the FAT Brands Portfolio. Our ability to easily and efficiently cross-sell to our existing franchisees new brands from our portfolio affords us the ability to grow more quickly and satisfy our existing franchisees’ demands to expand their operations. By having the ability to offer our franchisees a variety of restaurant concepts in multiple categories, our existing franchisees are able to acquire the rights to a well-rounded portfolio of FAT Brands concept offerings to strategically satisfy their respective market demands where opportunities are available. We have developed a pipeline of more than 1,000 restaurants under development driven in part by our diverse and attractive portfolio of brands.
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
•Robust Franchisee Support. Our franchisees are our primary customers and we dedicate considerable resources and industry knowledge to promote their success. We offer our franchisees multiple support services such as public relations, supply chain assistance, site selection analysis, staff training and operational oversight and support. We develop and produce most marketing initiatives for our brands in-house, including advertising campaigns, product placements and social media / digital marketing. We have developed a diverse and loyal base of more than 750 franchisees with restaurants located in 40 countries, including 48 states within the United States, without any excessive market concentration among the franchisees.
Our Growth Strategy
The principal elements of our growth strategy include:
•Organically Grow New Store Pipeline and Attract New Franchisees. We have developed a pipeline of more than 1,000 restaurants under development among our existing and newly acquired franchisees. We also believe that the worldwide markets for our brands are far from saturated and can support a significant increase in units through new franchisee relationships. Additionally, we are seeing strong new franchisee activity as well as continued demand from our existing franchise partners to develop other brands within our portfolio. In many cases, prospective franchisees have experience in and knowledge of markets where we are not currently active, facilitating a smoother brand introduction than we or our existing franchisees could achieve independently.
•Expand Our Factory Business. We operate a manufacturing facility in Atlanta, Georgia that supplies batter and pretzel mix to certain of our quick service restaurant brands and operates at approximately 1/3 capacity. We are executing a strategy to expand the facility's production by offering batter to other brand categories within our portfolio and by entering into third-party manufacturing contracts.
•Capitalize on Growth Opportunities in our Polished Casual Dining Category. Twin Peaks is a leading sports lodge-themed restaurant chain known for its scratch made food, 29-degree cold beer and all-female wait staff. Twin Peaks has grown from 85 units to 95 units since our acquisition of the brand in October 2021. We will pursue the continued growth of this brand through additional company-owned and franchised units.
•Acquire New Brands that Enhance Existing Categories. Our management platform was designed and developed to cost-effectively and seamlessly scale with new restaurant concept acquisitions, particularly those in our existing restaurant categories. We may acquire additional categories of restaurant brands that appeal to a broad base of U.S. and international customers and that would be accretive to our existing portfolio of brands, including restaurants focused on salads, sandwiches, health and organic foods, coffee and dessert outlets and sports bars.
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

•Driving Store Growth Through Co-Branding. We franchise co-branded Fatburger / Buffalo’s Express locations, Johnny Rockets / Hurricane Grill and Wings locations, Great American Cookies / Marble Slab Creamery locations and Pretzel Maker / Great American Cookie locations. Additionally, we tri-brand Fat Burger / Buffalo's Express / Hot Dog on a Stick locations and Great American Cookies / Marble Slab Creamery / Pretzel Maker locations. Each co-brand and tri-brand giving franchisees the flexibility of offering multiple concepts, while sharing kitchen space, resulting in a higher average check (compared to stand-alone Fatburger locations). Franchisees benefit by serving a broader customer base, and we estimate that co-branding and tri-branding results in a 20%-30% increase in average unit volume compared to stand-alone locations with minimal incremental cost to franchisees. Our acquisition strategy reinforces the importance of co-branding, as we expect to offer each of the complementary brands that we acquire to our existing franchisees on a co-branded basis.

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

•Continue Expanding FAT Brands Internationally. We have a significant global presence, with franchised stores in 40 countries, including 48 states within the United States. We believe that the appeal of our Fresh, Authentic, and Tasty concepts is global, and we are targeting further penetration of Middle Eastern and Asian markets, particularly through expanding and number of units of several of our existing brands.

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

Franchise Agreements. Our current franchise agreements generally provide for an initial franchise fee ranging from $0 to $50,000 per store, and a typical royalty fee of between 0.75% to 7.0% of net sales. In addition, franchisees typically pay an advertising fee based on net sales for local marketing and brand marketing.
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
Management Information Systems

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
Field Consultant Assistance
In conjunction with utilizing the FAT Brands Management Information Systems, FAT Brands has a team of dedicated Franchise Operations Consultant Support staff who oversee designated market areas and specific subsets of restaurants. Our Franchise Operations Consultant Support staff work in the field daily with franchisees, and their management teams, to ensure that the integrity of all FAT Brands concepts are upheld and that franchisees are utilizing the tools and systems FAT Brands requires in order to provide input to our franchisees to assist them to optimize and accelerate their profitability. FAT Brands Franchise Operations Consultant Support staff responsibilities include the following, many of which are performed on a rotating basis (but are not limited to):
•Conducting announced and unannounced store visits and evaluations;
•Continuous training and re-training of new and existing franchise operations;
•Conducting quarterly workshops for franchisees and their management teams;
•Development and collection of monthly profit and loss statements for each store;

•Store set-up, training, oversight and support for pre- and post- new store openings;

•Training, oversight and implementation of in-store marketing initiatives; and

•Inspections of equipment, temperatures, food-handling procedures, customer service, products in store, cleanliness, and team member attitude.

Training, Pre-Opening Assistance and Opening Support
FAT Brands offers Executive level and Operational level training programs to its franchisees, pre-opening assistance and opening assistance. Once open, FAT Brands continually provides ongoing operational and marketing support to our franchisees with the intention of offering advice to their management teams that they can use if they choose to more effectively operate their restaurants and increasing their stores financial profitability.
Competition
Our franchised and company owned restaurants compete in the quick service, fast casual, casual and polished casual dining categories of the restaurant industry, a highly competitive industry in terms of price, service, location, and food quality.

The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concern about the nutritional content of food. Furthermore, there are many well-established competitors with substantially greater financial resources than the Company's, including several national, international, regional and local store franchisors and operators. The restaurant industry also has few barriers to entry and new competitors may emerge at any time.
Seasonality and Effects of Weather
While some of our brands are subject to seasonal fluctuations in their sales and may be affected by inclement weather, our business overall does not experience significant seasonal variability in its financial performance. Holidays and severe weather in certain regions, including hurricanes, tornados, thunderstorms, snow and ice storms, prolonged extreme temperatures and similar conditions, may impact restaurant sales volumes in some of the markets in which we operate. In addition, the risk of increasingly severe weather due to climate change or the risk that those events happen more frequently could increasingly affect our operations in the future.
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
Human Capital Resources
We believe that our employees are critical to our success and seek to provide a working environment which encourages personal growth and success in our workforce. We believe that we have good relations with our employees and offer competitive compensation and benefits customary to our industry. Our benefits package for qualified employees includes employer paid health insurance and opportunities for stock-based incentives. Our restaurant employees receive continuing training and have the opportunity to advance in responsibility and leadership.
We believe that communication is key to the effectiveness of our workforce and schedule regular weekly conference calls with all of our corporate employees, updating them on the direction of the business, important developments within our company and the industry and key milestones to be achieved. We also encourage our employees to be involved in their communities and directly operate two charities - The Seeds of Compassion Fund, Inc., a charitable foundation that provides disaster relief to local communities, and FAT Brands Foundation, a charitable foundation that was organized and seeded by FAT Brands and which seeks additional contributions from our employees, franchise partners and brand partners. From time to time, we also sponsor meal events for first responders and medical professionals during local disasters.
As of December 25, 2022, we had approximately 5,400 employees, including approximately 1,100 full time employees. This amount includes approximately 825 full time and 4,300 part time employees at restaurants which we own and operate. We have a diverse workforce and recently appointed an executive level Diversity, Equity & Inclusion Officer. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, national origin, gender, gender identity, sexual orientation, protected veteran status, disability, age or any other legally protected status.
Government Regulation
U.S. Operations. Our U.S. operations are subject to various federal, state and local laws affecting our business, primarily laws and regulations concerning the franchisor/franchisee relationship, marketing, food labeling, labor and employment, sanitation and safety and anti-bribery and anti-corruption laws. Various federal and state labor laws, along with rules and regulations, govern our relationship with our employees, including such matters as minimum wage, overtime, tip credits, health insurance, working conditions, safety and work eligibility requirements. Each of our franchised and company owned restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located. In addition, alcoholic beverage control regulations require each of our restaurants which sells alcohol to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on and off-premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. To date, we have not been materially adversely affected by such licensing and regulation or by any difficulty, delay or failure to obtain required licenses or approvals.
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
We have financed our acquisitions and operations through the issuance of notes by four special purpose, wholly-owned financing subsidiaries, which own substantially all of our operations. The Company acts as the manager of each of these subsidiaries under a Management Agreement and performs management, franchising, distribution, intellectual property and operational functions on behalf of the subsidiaries for which it receives a management fee. The aggregate principal balance of the indebtedness under our whole-business securitization facilities was $1.0 billion as of December 25, 2022. Subject to contractual restrictions, we and our financing subsidiaries may incur additional indebtedness for various purposes, including to fund future acquisitions, the construction of company-owned restaurants and operational needs. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the applicable Indentures for these facilities. If certain covenants are not met, the indebtedness under these facilities may become partially or fully due and payable on an accelerated schedule.  Our ability to meet the payment obligations under our debt depends on our ability to generate significant cash flow in the future. We cannot assure you that our business will generate cash flow from operations, or that other capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our Indentures and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets (if any) or seek to raise additional capital. If we are unable to implement one or more of these options, we may not be able to meet these payment obligations, and the imposition of remedies by the note holders could materially and adversely affect our business, financial condition and liquidity.
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

The outbreak of the COVID-19 pandemic in March 2020 had a number of adverse effects on our business and that of our franchisees, including temporary and permanent closures of restaurant locations, reduced or modified store operating hours, difficulties in staffing restaurants and supply chain disruptions. While the disruptions to our business from the COVID-19 pandemic have mostly subsided, the resurgence of COVID-19 or its variants, as well as an outbreak of other widespread health epidemics or pandemics, could cause a closure of restaurants and disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Furthermore, since diseases may be transmitted through human contact, the risk of contracting diseases could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff our restaurants. We could also be adversely affected if jurisdictions in which our restaurants operate impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants. Even if such measures are not implemented and a virus or other disease, the perceived risk of infection or health risk may adversely affect our business.
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

The Twin Peaks restaurants that we own and operate sell alcoholic beverages, and we are therefore required to comply with the alcohol licensing requirements of the federal government, states and municipalities where such restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, such licenses may be revoked and our Twin Peaks restaurants may be forced to terminate the sale of alcoholic beverages. Any termination of the sale of alcoholic beverages could have a significant negative impact on our revenues. Similarly, any reduction in state blood alcohol content limits on drivers, or laws relating to vehicle interlocking devices, could also have a significant negative impact on revenues of the Twin Peaks restaurants.

In certain states in which Twin Peaks restaurants are situated, we may be subject to dram shop statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us or our Twin Peaks operations are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. Adverse publicity resulting from these allegations may materially affect us and the Twin Peaks restaurants. In addition, it may not be possible to obtain adequate levels of insurance coverage in the future for alcohol related claims, and such coverage may not be available for reasonable insurance premiums.
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
Our business may be adversely affected by cybersecurity incidents, which result in unauthorized access, theft, modification or destruction of confidential information that is stored in our systems or by third parties on our behalf.
Cybersecurity incidents or other unauthorized access to systems may result in disruption to our operations, corruption or theft of critical data, confidential information or intellectual property. As reliance on technology continues to grow and more business activities have shifted online, the risk associated with any cybersecurity incidents have grown. While we and our third-party vendors have implemented security systems and infrastructure to prevent, detect and/or mitigate the risk of unauthorized access to technology systems or platforms, there can be no assurance that these measures will be effective. Any cybersecurity or similar incident involving confidential information of our business, our franchisees or our restaurant customers could result in negative publicity, damage to our reputation, a loss of revenues, disruption of our business, litigation and regulatory actions. Additional capital investments might be required to remediate any problems, infringements, misappropriations or other third-party claims.

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

Such shortages or disruptions could be caused by inclement weather, natural disasters, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, the price of gasoline, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our franchisees or us. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price, availability and timing of delivery of some of our ingredients. If inflation in food ingredients or supplies persists, our financial condition and business operations could be adversely impacted.

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
Climate change and the shift to more sustainable business practices could negatively affect our business or damage our reputation.
Climate change may increase the risk of severe weather or the risk that those events happen more frequently, which could cause negatively affect restaurant sales volumes in some of the markets in which we operate and may result in decreased availability or less favorable pricing for certain commodities used in our products, such as beef, chicken and dairy. In addition, climate change may increase the frequency or severity of natural disasters and other extreme weather conditions, which could disrupt our supply chain generally or otherwise impact demand for our products. Also, concern over climate change and other sustainable business practices may result in new or increased legal and regulatory requirements or generally accepted business practices, which could significantly increase our costs. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could affect our results of operations and necessitate future investments in facilities and equipment. In addition, a failure to reduce our greenhouse gas emissions or adopt other sustainable business practices or the perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change or other sustainable business practices can lead to adverse publicity, diminish the value of our brands and result in an adverse effect on our business.
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
We currently have franchised restaurants in 40 countries, including 48 states within the United States, and we plan to continue to grow internationally. Expansion in international markets may be affected by local economic and market as well as geopolitical conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our growth and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include such issues as (but not limited to):
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
We depend on key executive management.
We depend on the leadership and experience of our relatively small number of key executive management personnel. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key person life insurance policies on any of our executive officers other than Andrew Wiederhorn. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

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
Risks Related to Government Regulation and Litigation
The Company faces risks related to pending government investigations.
The government investigations mentioned below in Item 3, Legal Proceedings present certain risks. At this stage, we are not able to reasonably estimate the outcome or duration of these investigations, nor can we predict what consequences any investigation may have on us, including significant legal and accounting expenses. Moreover, there could be developments of which we are not aware, which could result in further proceedings against our Company, Mr. Wiederhorn and our other directors, officers and employees. These matters may also divert management's attention from other business concerns, or result in the loss of the services of Mr. Wiederhorn or our other directors, officers or employees, which could harm the business and could result in reputational damage. Any proceedings commenced against us or Mr. Wiederhorn by a regulatory agency could result in administrative orders, the imposition of penalties and/or fines, and the imposition of sanctions against us, Mr. Wiederhorn and other of our current or former officers, directors and employees.
These investigations, the results of the investigations or remedial actions that we have taken or may take as a result of such investigations may materially adversely affect our business, financial condition and reputation. If we are subject to adverse findings resulting from the U.S. Attorney or SEC investigations, or from our own independent investigations, we could be required to pay damages and/or penalties or have other remedies imposed on us, and the Company or our officers, directors or employees may be subject to additional civil litigation against the Company or our officers and directors regarding such matters.
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
We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation, including the stockholder litigation that has been brought against us and certain of our directors. See "Part I, Item 3. Legal Proceedings" below. Subject to certain limitations, we are obligated to indemnify our directors in connection with the litigation and any related litigation or settlement amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management away from our operating business matters. An unfavorable financial outcome that exceeds coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.
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
We and our franchisees are subject to numerous laws and regulations around the world. These laws change regularly and are increasingly complex. For example, we and our franchisees are subject to laws and regulations such as (but not limited to):
•Government orders regarding the response to health and other public safety concerns such as the various restrictions on business operations relating to the COVID-19 pandemic being experienced in 2020;
•The Americans with Disabilities Act in the U.S. and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•The U.S. Fair Labor Standards Act, which governs matters such as minimum wages, overtime and other working conditions, as well as family leave mandates and a variety of similar state laws that govern these and other employment law matters;
•Laws and regulations in government mandated health care benefits such as the Patient Protection and Affordable Care Act;
•Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling;
•Laws relating to state and local licensing;
•Laws relating to the relationship between franchisors and franchisees;
•Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws prohibiting the use of certain “hazardous equipment” by employees younger than the age of 18 years of age, and fire safety and prevention;
•Laws and regulations relating to union organizing rights and activities;

•Laws relating to information security, privacy, cashless payments, and consumer protection;
•Laws relating to currency conversion or exchange;
•Laws relating to international trade and sanctions;
•Tax laws and regulations;
•Antibribery and anticorruption laws;
•Environmental laws and regulations; and
•Federal and state immigration laws and regulations in the U.S.
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
In January 2022, the California State Assembly passed Assembly Bill (AB) No. 257, the Fast Food Accountability and Standards Recovery Act (FAST Recovery Act), and Governor Gavin Newsom signed the bill into law on September 5, 2022. The FAST Recovery Act provides increased rights to the state’s fast-food workers. The FAST Recovery Act is poised to create the Fast Food Sector Council within the California Department of Industrial Relations (DIR). Under the law, the Fast Food Sector Council will establish specific new minimum standards on wages, maximum working hours, and working conditions related to the health, safety, and welfare of fast-food restaurant workers at restaurants with at least 100 establishments nationwide. The FAST Recovery Act will also, among other things, institute statutory requirements aimed at expanding fast-food franchisors’ liability for certain acts of its franchisees. In January 2023, the implementation of the FAST Recovery Act was enjoined by a court pending the results of a statewide effort to overturn the FAST Recovery Act through a referendum on the California ballot in November 2024. If and when the referendum challenging AB 257 qualifies for the ballot, the law will be put on hold until the vote in November 2024. If an when it is sustained and implemented in its current form, the FAST Recovery Act is likely to increase our franchisees’ labor and compliance costs and decrease profitability at our California restaurants.
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

Fog Cutter Holdings LLC controls approximately 55.2% of the voting power of our Common Stock and has significant influence over our corporate management and affairs and is able to control virtually all matters requiring stockholder approval, including election of directors and significant corporate transactions. It is possible that the interests of Fog Cutter Holdings LLC may, in some circumstances, conflict with our interests and the interests of our other stockholders.

The dual class structure of our Common Stock concentrates voting control with current holders of Class B Common Stock, and limits the ability of holders of our Class A Common Stock to influence corporate matters.

Our Class B Common Stock has 2,000 votes per share, and our Class A Common Stock has one vote per share. The holders of Class B Common Stock collectively will likely be able to control all matters submitted to our stockholders for approval even if additional shares of Class A Common Stock are issued. This concentrated control will limit the ability of holders of our Class A Common Stock to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A Common Stock could be adversely affected.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, comprising approximately 13,000 square feet of space, pursuant to a lease that expires on September 29, 2025, as well as an additional approximately 3,000 square feet of additional space pursuant to a lease amendment that expires on February 29, 2024.

Our subsidiary, GFG Management, LLC, leases an approximately 16,000 square foot warehouse location in Atlanta, GA under a lease expiring on May 31, 2024.
Our subsidiary, GAC Supply, LLC, owns and operates an approximately 40,000 square foot manufacturing and production facility in Atlanta, Georgia and the underlying real property, which supplies our franchisees with cookie dough, pretzel dry mix and other ancillary products.

Our subsidiary, Twin Restaurant Holding, LLC, leases offices in Dallas, TX comprising approximately 8,300 square feet under a lease expiring on April 30, 2025.

Our subsidiary, Fazoli's Holdings, LLC, leases offices located in Lexington, KY comprising approximately 19,200 square feet under a lease expiring on April 30, 2027.

Our subsidiary, Native Grill & Wings Franchising, LLC, leases offices located in Chandler, AZ comprising 5,825 square feet under a lease expiring on October 31, 2024. Such offices have been sub-leased for the duration of the remaining lease term.

In addition to the above locations, certain of our subsidiaries directly own and operate restaurant locations, substantially all of which are located in leased premises. As of December 25, 2022, we owned and operated 126 restaurant locations. The leases have remaining terms ranging from 1 month to 23.9 years.

We believe that our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs.
ITEM 3. LEGAL PROCEEDINGS
James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Defendants filed a motion to dismiss Plaintiffs’ complaint, which the Court denied in an oral ruling on February 11, 2022 and subsequent written order on May 25, 2022. On April 7, 2022, the Court entered a Scheduling Order setting forth the key dates and deadlines that will govern the litigation, including a discovery cutoff of March 24, 2023 and trial date of February 5-9, 2024. To date, the parties have engaged in substantial written discovery, though no depositions have been taken. On February 3, 2023, the Company’s board of directors appointed a Special Litigation Committee ("SLC"), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC's investigation. On February 17, 2023, the Court granted the SLC’s motion to stay. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition and results of operations. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). Argument on the Motion was heard on November 17, 2022 and again on February 23, 2023, and the Court took its decision under advisement. To date, the Court has not issued a ruling on the Motion, nor has the Court issued a scheduling order in this matter. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition and results of operations. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Robert J. Matthews, et al., v. FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick (United States District Court for the Central District of California, Case No. 2:22-cv-01820)
On March 18, 2022, plaintiff Robert J. Matthews, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), alleging that the defendants are responsible for false and misleading statements and omitted material facts in the Company’s reports filed with the SEC under the 1934 Act related to the LA Times story published on February 19, 2022 about the company and its management. The plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. On April 25, 2022, Kerry Chipman, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick in the United States District Court for the Central Division of California, asserting substantially the same claims as those made by Matthews in the above-referenced lawsuit. On May 2, 2022, the Court entered an order consolidating the actions filed by Matthews and Chipman under the caption In re FAT Brands Inc. Securities Litigation. On June 13, 2022, the Court appointed plaintiff Robert Matthews as lead plaintiff and The Rosen Law Firm, P.A., as lead counsel in the consolidated action. Plaintiffs filed their Consolidated Amended Complaint on June 27, 2022. On July 19, 2022, the parties entered into a stipulation to stay the litigation so that they could engage in voluntary mediation. In August 2022, after mediation, the Company reached an agreement in principle to settle this matter for a cash payment by the Company of $2.5 million and issuance of $0.5 million in Class A common stock. The Stipulation of Settlement and other documents pertinent to the settlement, along with a motion for preliminary approval thereof, were filed with the court on September 23, 2022. The Court granted the motion for preliminary approval on November 8, 2022, and on January 31, 2023, plaintiffs moved for final approval of the settlement and certification of the settlement class. The hearing on the motion for final approval is set for February 28, 2023, at 9:00 am PT. Upon final approval by the court, the settlement will provide a full release of all claims by the settlement class members against all defendants, including the Company and the named officers and directors, will expressly deny any liability, wrongdoing or responsibility by any of the defendants, and will result in the dismissal of the litigation with prejudice.

Government Investigations

In December 2021, the U.S. Attorney’s Office for the Central District of California (the “U.S. Attorney”) and the U.S. Securities and Exchange Commission (the “SEC”) informed the Company that they had opened investigations relating to the Company and our Chief Executive Officer, Andrew Wiederhorn, and were formally seeking documents and materials concerning, among other things, the Company’s December 2020 merger with Fog Cutter Capital Group Inc., transactions between those entities and Mr. Wiederhorn, as well as compensation, extensions of credit and other benefits or payments received by Mr. Wiederhorn or his family from those entities. Our Board of Directors has formed a Special Review Committee (the “SRC”) comprised of directors other than Mr. Wiederhorn to oversee a review of the issues raised by the U.S. Attorney and SEC investigations, reach findings and make a recommendation to the Board with respect to these matters. The SRC is authorized to review such documents and interview such persons, and retain legal counsel and other consultants on behalf of the Company, as the SRC deems necessary or appropriate to complete its review. The Company intends to cooperate with the U.S. Attorney and the SEC regarding these matters and is continuing to actively respond to inquiries and requests from the U.S. Attorney and the SEC. We believe that the Company is not currently a target of the U.S. Attorney’s investigation. At this stage, we are not able to reasonably estimate or predict the outcome or duration of either of the U.S. Attorney’s or the SEC’s investigations.
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-00772-HE)
In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12 million to $22 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery, and the matter is scheduled for trial for October 2023. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606)
SBN FCCG LLC (“SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (“FCCG”) in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary, Fog Cap Retail Investors LLC ("Fog Cap"). In February 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $0.7 million judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN in May 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.
SBN FCCG LLC v FCCGI (Supreme Court of the State of New York, County of New York, Index No. 650197/2023)

On January 13, 2023, SBN filed another complaint against FCCG in New York state court for an indemnification claim stemming from a lawsuit in Oklahoma City regarding the same lease portfolio formerly managed by Fog Cap, and a bankruptcy proceedings involving Fog Cap. SBN alleges that under a February 2008 stock purchase agreement, Fog Cutter is required to indemnify SBN and its affiliates. According to the complaint, SBN has, at the time of filing the complaint, incurred costs subject to indemnification of approximately $12 million. SBN has not yet served the complaint on FCCG. We are unable at this time to express any opinion as to the outcome of this matter or as to the possible range of loss, if any.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 25, 2022 and December 26, 2021, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Common Stock, par value $0.0001 per share, is traded on the NASDAQ Capital Market under the ticker symbols “FAT” and our Class B Common Stock, par value $0.0001 per share, is traded on the NASDAQ Capital Market under the ticker symbol "FATBB."
As of February 17, 2023, there were 45 stockholders of record for our Class A Common Stock and 42 stockholders of record for our Class B Common Stock. The number of record holders does not include persons who held such shares in nominee or “street name” accounts through brokers.
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
Equity Compensation Plan Information
Effective September 30, 2017, we adopted the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan was amended in September 2021 to increase the maximum shares issuable under the Plan to 4,000,000 shares and amended in December 2022 to increase the maximum shares issuable under the Plan to 5,000,000 shares. The Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The purpose of the Plan is to help attract, motivate and retain qualified personnel and thereby enhance stockholder value. Awards which lapse or are forfeited become available again for grant.
As of December 25, 2022, we have granted options to purchase 2,166,822 shares of Class A Common Stock to employees, 536,130 shares of Class A Common Stock to non-employee directors, and 45,954 shares of Class A Common Stock to non-employee consultants. Each grant is subject to a three-year vesting requirement, with one-third of the options vesting each year.
During the year ended December 25, 2022, the Company also granted an aggregate of 150,000 shares of its Class A Common Stock to five Board members (the “Grant Shares”). The Grant Shares vest one-third each year on the anniversary date of the grant. The grantees are entitled to any common dividends relating to the Grant Shares during the vesting period.

The information presented in the table below is as of December 25, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,748,906	$10.06	2,101,094
Equity compensation plans not approved by security holders	—	—	—
Total	2,748,906	$10.06	2,101,094
Issuer Purchases of Equity Securities
We do not have a program in place to repurchase our own Common Stock or preferred stock and as of December 25, 2022, we have not repurchased any of these securities except for the cancellation of shares issued under the Plan, and as set forth in the following paragraph.
On October 21, 2022, the Company entered into an Exchange Agreement with the sellers of Twin Peaks and redeemed 1,821,831 shares of the Company's 8.25% Series B Cumulative Preferred Stock at a price of $23.69 per share, plus accrued and unpaid dividends to the date of redemption, in exchange for $46.5 million aggregate principal amount of secured debt ($43.2 million net of original issue discount). Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock, which shares were issued to it on October 1, 2021 as partial consideration for the Company's acquisition of the Twin Peaks restaurant chain.
Recent Sales of Unregistered Securities

During the fiscal year ended December 25, 2022, we issued 4,761 shares of Class A Common Stock in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 thereunder, and in reliance on similar exemptions under applicable state securities laws. Such shares were issued to a director who elected to receive cash compensation in the form of Class A Common Stock at market value at the time the election was made at a weighted average price per share of $6.30.
ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COVID-19
The outbreak of the COVID-19 pandemic in March 2020 had a number of adverse effects on our business and that of our franchisees, including temporary and permanent closures of restaurant locations, reduced or modified store operating hours, difficulties in staffing restaurants and supply chain disruptions. While the disruptions to our business from the COVID-19 pandemic have mostly subsided, the resurgence of COVID-19 or its variants, as well as an outbreak of other widespread health epidemics or pandemics, could cause a closure of restaurants and disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of December 25, 2022, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. At December 25, 2022, the Company had approximately 2,300 locations open or under construction, of which approximately 95% were franchised.
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

Results of Operations
We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2022 and 2021 fiscal years were each 52-week years.

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our consolidated results of operations for the fiscal years ended December 25, 2022 and December 26, 2021. Certain account balances from the prior period have been reclassified to conform to current period presentation.

(In Thousands) For the Fiscal Years Ended

	December 25, 2022	December 26, 2021

Consolidated statement of operations data:

Revenues
Royalties	$87,921	$42,658
Franchise fees	3,706	4,023
Advertising fees	37,997	16,728
Restaurant sales	241,001	41,563
Factory revenue	33,504	13,470
Management fees and other income	3,095	439
Total revenues	407,224	118,881

Costs and expenses
General and administrative expense	113,313	41,775
Cost of restaurant and factory revenues	221,627	44,242
Depreciation and amortization	27,015	8,474
Impairment of goodwill and other intangible assets	14,000	1,037
Refranchising loss	4,178	314
Acquisition fees	383	4,242
Advertising expense	44,612	17,973
Total costs and expenses	425,128	118,057

(Loss) income from operations	(17,904)	824

Total other expense, net	(89,474)	(35,944)

Loss before income tax	(107,378)	(35,120)

Income tax provision (benefit)	18,810	(3,537)

Net loss	$(126,188)	$(31,583)
Net Loss - Net loss for the fiscal year ended December 25, 2022, totaled $126.2 million consisting of revenues of $407.2 million less costs and expenses of $425.1 million, other expense of $89.5 million, and income tax provision of $18.8 million. Net loss for the fiscal year ended December 26, 2021, totaled $31.6 million consisting of revenues of $118.9 million less costs and expenses of $118.1 million, other expense of $35.9 million plus an income tax benefit of $3.5 million.
Revenues - Revenues consist of royalties, franchise fees, advertising fees, restaurant sales, factory revenues, and other income. We earned revenues of $407.2 million for the fiscal year ended December 25, 2022 compared to $118.9 million for the fiscal year ended December 26, 2021. The increase of $288.3 million reflects revenue from the 2021 Acquisitions and the continuing recovery from the negative effects of the COVID-19 pandemic on royalties from restaurant sales.

Costs and Expenses – Costs and expenses consist primarily of general and administrative costs and franchisee support, cost of restaurant and factory revenues, impairment of goodwill and other intangible assets, net refranchising (gains) losses, acquisition costs and advertising expense. Our costs and expenses increased from $118.1 million in the 2021 fiscal year to $425.1 million in the comparable period of 2022, primarily due to the 2021 Acquisitions.
General and administrative expenses increased $71.5 million for the fiscal year ended December 25, 2022, compared to the prior year, primarily due to the 2021 Acquisitions, increased compensation costs reflecting the significant expansion of the organization and professional fees related to pending litigation and government investigations.
Cost of restaurant and factory revenues totaled $221.6 million for the year ended December 25, 2022 and was related to the operations of the company-owned restaurant locations and the dough factory operated by GFG associated with the 2021 Acquisitions.
Depreciation and amortization increased $18.5 million in fiscal year 2022 compared to fiscal year 2021, primarily due to depreciation of company-owned restaurant property and equipment and amortizing intangible assets related to the 2021 Acquisitions.
We recorded non-cash impairment charges for goodwill and other intangible assets of $14.0 million and $1.0 million during the fiscal years ended December 25, 2022 and December 26, 2021, respectively.
Refranchising net loss for the fiscal year ended December 25, 2022, was comprised of restaurant operating costs, net of food sales, of $4.2 million. Refranchising net loss for the fiscal year ended December 26, 2021, was comprised of restaurant operating costs, net of food sales, of $3.0 million, partially offset by $2.7 million in net gains related to the sale or closure of refranchised restaurants.
Acquisition costs during the 2022 fiscal year totaled $0.4 million. For the 2021 fiscal year acquisition costs totaled $4.2 million and were related primarily to the 2021 acquisitions.
Advertising expense increased $26.6 million for the fiscal year ended December 25, 2022, compared to the prior year. These expenses vary in relation to advertising revenues and reflect increases related to the 2021 Acquisitions and the increase in customer activity as the recovery from COVID continues.
Total other expense, net for the fiscal year ended December 25, 2022 was $89.5 million and consisted primarily of net interest expense of $94.8 million. Total other expense, net for the fiscal year ended December 26, 2021 was $35.9 million and consisted primarily of net interest expense of $29.1 million and net losses on extinguishment of debt in the amount of $7.6 million.
Income tax provision (benefit) – We recorded an income tax provision of $18.8 million for the year ended December 25, 2022, compared to an income tax benefit of $3.5 million for the fiscal year ended December 26, 2021. These tax results were based on a net loss before taxes of $107.4 million for fiscal year 2022 and $35.1 million for fiscal year 2021.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the fiscal year ended December 25, 2022 consisted of cash provided by borrowings and cash on hand at the beginning of the period.
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

We have liabilities of $91.8 million relating to put options exercised by others on our Series B Cumulative Preferred Stock. The Company has contractual options pursuant to the put/call agreements to extend this repayment via incremental interest payments and there are capital market options that the Company may consider. We believe that we have sufficient liquidity to meet our liquidity needs and capital resource requirements for at least the next twelve months primarily through currently available cash and cash equivalents, cash flows from operations and access to the capital markets.
As of December 25, 2022, we had cash and restricted cash totaling $68.8 million.
Debt Issuances (Whole-Business Securitizations)
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
On July 6, 2022, FB Royalty issued an additional $76.5 million aggregate principal amount of three tranches of fixed rate senior secured notes as follows:

Closing Date	Class	Seniority	Principal Balance	Coupon	Final Legal Maturity Date
7/6/2022	A-2	Senior	$42.7	4.75%	4/25/2051
7/6/2022	B-2	Senior Subordinated	$14.2	8.00%	4/25/2051
7/6/2022	M-2	Subordinated	$19.6	9.00%	4/25/2051

Of the $76.5 million aggregate principal amount, $30.0 million was sold privately during the third quarter of 2022, resulting in net proceeds of $27.1 million (net of debt offering costs of $0.6 million and original issue discount of $2.3 million).

The remaining $46.5 million in aggregate principal amount was sold privately on October 21, 2022 when the Company entered into an Exchange Agreement with the Twin Peaks sellers and redeemed 1,821,831 shares of the Company’s 8.25% Series B Cumulative Preferred Stock at a price of $23.69 per share, plus accrued and unpaid dividends to the date of redemption, in exchange for $46.5 million aggregate principal amount of secured debt ($43.2 million net of original issue discount). Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock, which shares were issued to it on October 1, 2021 as partial consideration for the Company’s acquisition of Twin Peaks.
Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company.
FAT Brands GFG Royalty I, LLC
In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC (“GFG Royalty”), our special purpose, wholly-owned subsidiary, completed the issuance and sale in a private offering (the “GFG Offering”) of three tranches of fixed rate senior secured notes (the "GFG Securitization Notes"). Net proceeds from the issuance of the GFG Securitization Notes totaled $338.9 million, which consisted of the combined face amount of $350.0 million, net of debt offering costs of $6.0 million and original issue discount of $5.1 million. Substantially all of the proceeds were used to acquire GFG. GFG Royalty owns our factory operations in Atlanta, GA and the following restaurant brands: Round Table Pizza, Marble Slab Creamery, Great American Cookies, Hot Dog on a Stick and Pretzelmaker.
On December 15, 2022, GFG Royalty authorized the issuance of an additional $113.5 million aggregate principal amount of three tranches of fixed rate senior secured notes as follows:

Closing Date	Class	Seniority	Principal Balance	Coupon	Final Legal Maturity Date
12/13/2022	A-2	Senior	$67.8	6.00%	7/25/2051
12/13/2022	B-2	Senior Subordinated	$20.2	7.00%	7/25/2051
12/13/2022	M-2	Subordinated	$25.5	9.50%	7/25/2051
Of the $113.5 million aggregate principal amount, $25.0 million was sold privately during the fourth quarter of 2022, resulting in net proceeds of $22.3 million (net of debt offering costs of $0.4 million and original issue discount of $2.3 million). The remaining $88.5 million in aggregate principal was issued to FAT Brands Inc., pending sale to third party investors, and has been eliminated in consolidation as of December 25, 2022. In January 2023, an additional $40.0 million aggregate principal amount was sold privately, resulting in net proceeds of $34.8 million net of debt offering costs and original issue discount.
FAT Brands Twin Peaks I, LLC
In connection with the acquisition of Twin Peaks, on October 1, 2021, we completed the issuance and sale in a private offering through our special purpose, wholly-owned subsidiary, FAT Brands Twin Peaks I, LLC, of an aggregate principal amount of $250.0 million of Series 2021-1 Fixed Rate Secured Notes (the "Twin Peaks Securitization Notes"). Net proceeds from the issuance of the Twin Peaks Securitization Notes totaled $236.9 million, which consisted of the combined face amount of $250.0 million, net of debt offering costs of $5.6 million and original issue discount of $7.5 million. The proceeds were used to finance the cash portion of the purchase price for the acquisition of Twin Peaks Buyer, LLC and its direct and indirect subsidiaries. FAT Brands Twin Peaks I, LLC owns the Twin Peaks restaurant brand.
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
On November 14, 2022, we entered into an ATM Sales Agreement (the "Sales Agreement") with ThinkEquity LLC (the "Agent"), pursuant to which we may offer and sell from time to time through the Agent up to $21,435,000 maximum aggregate offering price of shares of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock. During the fourth quarter and fiscal year 2022, pursuant to the Sales Agreement, (i) we sold and issued 1,648 shares of Class A Common Stock, at a weighted average share price of $7.04, paid the Agent commissions of $348 and received net proceeds of $11,260 (net of fees and commissions) for such sales and (ii) we sold and issued 30,683 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $18.13, paid the Agent commissions of $16,692 for such sales and received net proceeds of $539,698 (net of fees and commissions) for such sales.
Comparison of Cash Flows
Our cash and restricted cash balance was $68.8 million as of December 25, 2022, compared to $99.9 million as of December 26, 2021.
The following table summarizes key components of our audited consolidated cash flows for the fiscal years ended December 25, 2022, and December 26, 2021:

(In thousands) For the Fiscal Years Ended

	December 25, 2022	December 26, 2021

Net cash (used in) provided by operating activities	$(47.4)	$0.7
Net cash used in investing activities	(12.5)	(723.2)
Net cash provided by financing activities	28.7	815.2
Net (decrease) increase in cash and restricted cash	$(31.2)	$92.7
Operating Activities
Net cash used in operating activities increased by $48.1 million in 2022 compared to 2021, primarily due to higher debt service costs associated with our securitizations and changes in working capital.
Investing Activities
Net cash used in investing activities was $12.5 million in fiscal year 2022, primarily related to purchases of property and equipment in connection with company-owned restaurants. Net cash used in investing activities was $723.2 million in 2021, primarily related to the acquisition of GFG, Twin Peaks, Fazoli's and Native Grill & Wings.
Financing Activities
Net cash provided by financing activities was $28.7 million in 2022, primarily as a result of proceeds from borrowings, offset by dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock. Net cash provided by financing activities was $815.2 million in 2021, primarily as a result of the whole business securitization transaction, the three securitization transactions relating to the acquisitions of GFG, Twin Peaks, Fazoli's and Native Grill & Wings and the issuance of Series B Cumulative Preferred Stock, net of repayments of borrowings of $93.3 million.
Dividends
The dividends declared on the Company's common stock by the Board of Directors during the fiscal year ended December 25, 2022 are as follows (in millions):

Declaration Date	Dividend Per Share	Record Date	Payment Date	Total Dividend (in millions)
January 11, 2022	$0.13	February 15, 2022	March 1, 2022	$2.2
April 12, 2022	$0.13	May 16, 2022	June 1, 2022	$2.1
July 12, 2022	$0.14	August 16, 2022	September 1, 2022	$2.3
October 25, 2022	$0.14	November 15, 2022	December 1, 2022	$2.3
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of December 25, 2022, we do not have any material commitments for capital expenditures.
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
Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise, as was done in 2022 and 2021. The Company recorded impairment charges of $14.0 million and $1.0 million relating to goodwill and other intangible assets during the fiscal years ended December 25, 2022 and December 26, 2021, respectively.
Assets classified as held-for-sale: Assets are classified as held-for-sale when we commit to a plan to sell the asset, the asset is available for immediate sale in its present condition and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s consolidated balance sheet. Assets classified as held-for-sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held-for-sale and other expenses continue to be recorded as expenses in the Company’s consolidated statements of operations.
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
Share-based compensation: We have a stock option plan which provides for options to purchase shares of our common stock. For grants to employees and directors, we recognize an expense for the value of options granted at their fair value at the date of grant over the vesting period in which the options are earned. Cancellations or forfeitures are accounted for as they occur. Fair values are estimated using the Black-Scholes option-pricing model. (See Note 14 in our consolidated financial statements for more details on our share-based compensation.)
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
In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this amendment is to enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. It requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. The amendments should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted if an entity has adopted the amendments in ASU 2016-13 described above, including adoption in an interim period. The Company will evaluate ASC No. 2022-02 and does not expect the adoption of this standard will have a material impact on its condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of December 25, 2022, we did not have any off-balance sheet arrangements.
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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 25, 2022.
Because we are a non-accelerated filer, we are not required to include an attestation report by our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting in this annual report as of December 25, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 25, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 21, 2023, the Board of Directors approved an amendment to Section 3.05 of the Company's Bylaws to replace the words "next election of the class for which such director shall have been chosen" with the words "next annual meeting of stockholders." This was a technical amendment to the language describing the term of directors elected to fill vacancies or newly created directorships, in order to properly reflect the declassification of the Board of Directors which occurred in December 2022. The foregoing description of the Bylaws amendment is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which is filed herewith as Exhibit 3.6 and incorporated herein by this reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Below is a list of the names and ages, as of December 25, 2022, of our directors and executive officers, and a description of the business experience of each of them.

Name	Age	Position
Andrew A. Wiederhorn	56	President and Chief Executive Officer, Director
James Neuhauser	64	Executive Chairman of the Board of Directors
Kenneth J. Anderson	68	Director
Lynne L. Collier	55	Director
Amy V. Forrestal	57	Director
Edward H. Rensi	78	Director
Kenneth J. Kuick	54	Chief Financial Officer
Thayer D. Wiederhorn	34	Chief Operating Officer
Taylor A. Wiederhorn	34	Chief Development Officer
Robert G. Rosen	56	Executive Vice President of Capital Markets
Allen Z. Sussman	58	Executive Vice President and General Counsel, Secretary
Ron Roe	45	Senior Vice President of Finance

Andrew A. Wiederhorn has served as the President and Chief Executive Officer of FAT Brands Inc. and our principal operating subsidiaries since our inception in March 2017. He also served as the Chairman and Chief Executive Officer of our former parent company, Fog Cutter Capital Group Inc., since its formation in 1997. Mr. Wiederhorn previously founded and served as the Chairman Chief Executive Officer of Wilshire Financial Services Group Inc. and Wilshire Credit Corporation. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California in 1987, with an emphasis in Finance and Entrepreneurship. He previously served on the Board of Directors of Fabricated Metals, Inc., The Boy Scouts of America Cascade Pacific Council, The Boys and Girls Aid Society of Oregon, University of Southern California Associates, Citizens Crime Commission of Oregon, and Economic Development Council for the City of Beverly Hills Chamber of Commerce. Mr. Wiederhorn was also featured as the Fatburger CEO on the CBS television program “Undercover Boss” in 2013.
James Neuhauser has served on our Board of Directors since our inception in 2017, and became Executive Chairman of the Board in July 2022. He previously served as a Senior Managing Director in the Private Capital Markets Group of Stifel Nicolas & Company from May 2017 until July 2022. Mr. Neuhauser also serves as a managing member of Turtlerock Capital, LLC, a private company that finances and invests in real estate development projects. Mr. Neuhauser previously held senior positions at FBR & Co. over 24 years, including Chief Investment Officer, Head of Investment Banking, Head of the Commitment Committee and a member of the firm's Executive Committee. Prior to joining FBR, Mr. Neuhauser was a Senior Vice President of Trident Financial Corporation for seven years, where he specialized in managing stock offerings for mutual to stock conversions of thrift institutions. Before joining Trident, he worked in commercial banking with The Bank of New England. Mr. Neuhauser is a CFA charter holder and a member of the Society of Financial Analysts. He received a Bachelor of Arts from Brown University and an M.B.A. from the University of Michigan.
Kenneth J. Anderson has served on our Board of Directors since October 2021, and was a director of our former parent company, Fog Cutter Capital Group Inc., until December 2020. Mr. Anderson has more than 35 years of experience in advising families, corporate executives and business owners, providing financial strategies related to taxes, estate planning, investments, insurance and philanthropy. Mr. Anderson currently serves as the CEO of the investment firm, Cedar Tree Capital, where he provides strategic planning to high-net-worth family groups with a focus on public equities and alternative investments. Prior to Cedar Tree Capital, was a founder and client service director at a leading independent wealth management firm, Aspiriant, where he also was a member of the Board of Directors. Mr. Anderson was a client service director at myCFO until its sale in 2002 and prior to that a Tax Partner at Arthur Andersen LLP for 20 years. In addition to his decades of professional experience, Mr. Anderson is a certified public accountant and licensed attorney.
Lynne L. Collier has served on our Board of Directors since July 2022. Ms. Collier is an experienced capital markets professional, with nearly 30 years of experience in public capital markets and a focus on the restaurant industry. Ms. Collier currently serves as Head of Consumer Discretionary for Water Tower Research, LLC, and previously served as a Managing Director in the Investor Relations Division of ICR Inc. from April 2021 to June 2022. Prior to that, Ms. Collier had a 25-year career in equity research as a sell-side Consumer Analyst, including for Loop Capital, Canaccord Genuity and Sterne Agee. Ms. Collier received a bachelor's degree in finance from Baylor University and an M.B.A. in finance from Texas Christian University.
Amy V. Forrestal has served on our Board of Directors since October 2021. Ms. Forrestal is a seasoned executive and investment banker for companies in the restaurant and franchising industries. Ms. Forrestal serves as Managing Director of Brookwood Associates, an investment banking firm based in Atlanta, GA. Ms. Forrestal established Brookwood’s Restaurant and Hospitality Group and spearheaded noteworthy deals for brands such as Beef O’ Brady’s, Fuddruckers, Rita’s Italian Ice, Quiznos, Zoes Kitchen and The Habit Burger Grill. Prior to joining Brookwood, Ms. Forrestal was a Managing Director in Banc of America Securities’ Mergers and Acquisitions group. Over her 15 years at Banc of America Securities and its predecessor organizations, including NationsBanc Montgomery Securities, Ms. Forrestal advised senior management teams, boards of directors and business owners in a variety of strategic and financial transactions, including acquisitions, leveraged buyouts, exclusive sales, divestitures, ESOPs, public equity and debt offerings and private equity and debt placements. Ms. Forrestal received a Bachelor of Arts degree in math and economics from Duke University.
Edward H. Rensi has served on the Board of Directors since our inception in March 2017, and became Chairman of the Board in October 2017. In July 2022, Mr. Rensi transitioned to the role of Vice-Chairman of the Board and Lead Independent Director. Mr. Rensi is the retired president and chief executive officer of McDonald’s USA. Prior to his retirement in 1997, Mr. Rensi devoted his entire professional career to McDonald’s, joining the company in 1966 as a “grill man” and part-time manager trainee in Columbus, Ohio. Mr. Rensi became president and chief operating officer of McDonald's USA in 1984, and was named chief executive officer in 1991, overseeing all domestic company-owned and franchisee operations, in addition to providing direction relative to sales, profits, operations and service standards, customer satisfaction, product development, personnel and training. During his 13-year term as president, McDonald's U.S. sales doubled to more than $16 billion, the number of U.S. restaurants grew from nearly 6,600 to more than 12,000, and the number of U.S. franchisees grew from 1,600 to more than 2,700. Since his retirement, Mr. Rensi has held consulting positions. From January 2014 to July 2015, Mr. Rensi served as director and interim CEO of Famous Dave's of America, Inc. Mr. Rensi received his B.S. in Business Education from The Ohio State University in Columbus, Ohio.

Kenneth J. Kuick has served as the Chief Financial Officer since May 31, 2021. Prior to joining the Company, Mr. Kuick served as Chief Financial Officer of Noodles & Company, a national fast-casual restaurant concept, from November 2018 to August 2020, where he was responsible for leading the Company’s finance, accounting and supply chain operations. Prior to that, Mr. Kuick served as Chief Accounting Officer of VICI Properties Inc., a real estate investment trust specializing in casino properties, from October 2017 to August 2018, where he was responsible for accounting, consolidated financial operations, capital markets transactions, treasury, internal audit, tax, information technology and external reporting. Prior to that, Mr. Kuick served as Chief Accounting Officer of Caesars Entertainment Operating Company, a subsidiary of Caesars Entertainment Corporation, and as Vice President, Assistant Controller for Caesars Entertainment Corporation. Mr. Kuick is a Certified Public Accountant and earned his Bachelor of Science degree in Accounting and Business Systems from Taylor University.

Thayer D. Wiederhorn has served as the Chief Operating Officer since November 2021 where he is responsible for day-to-day business operations and providing leadership to management to ensure short-term and long-term business strategies are implemented and executed and that the organization's capabilities are optimized. Prior to that, Mr. Wiederhorn served as Chief Marketing Officer since March 2017 where he oversaw global branding and marketing for over 2,000 franchise-owned restaurants. Mr. Wiederhorn served as Vice President - Marketing of Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc. From June 2012 through March 2017 and as Director of Marketing of Fatburger North America Inc. from July 2011 through June 2012. Additionally, he served as Marketing Coordinator from April 2011 through June 2011 and Brand Development Agent from October 2010 through April 2011. Mr. Wiederhorn started his career working in Fatburger restaurants and food-trucks. Mr. Wiederhorn received his Bachelor of Science degree in Business Administration, with an emphasis in Finance Business Economics, from the University of Southern California.

Taylor A. Wiederhorn has served as the Chief Development Officer since October 2017. Previously, Mr. Wiederhorn served as Vice President - Franchise Marketing and Development for Fatburger North America from September 2011 until October 2017. Mr. Wiederhorn graduated from the USC Marshall School of Business with a Bachelor of Science degree in Business Administration with a concentration in corporate Finance.

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

Allen Z. Sussman has served as the General Counsel and Executive Vice President for Corporate Development and our Corporate Secretary since March 2021. Prior to that time, Mr. Sussman was a partner at the law firm of Loeb & Loeb LLP in Los Angeles, California, specializing in corporate and securities law, and served as the primary outside corporate and securities counsel of FAT Brands. Prior to private practice, in the early 1990s Mr. Sussman served as an attorney with the Division of Enforcement of the U.S. Securities and Exchange Commission in Washington, DC. Mr. Sussman holds a B.S. degree in Industrial and Labor Relations from Cornell University and a J.D. degree from Boston University School of Law.

Ron Roe currently serves as the Senior Vice President of Finance. Prior to August 16, 2018, Mr. Roe served as the Chief Financial Officer since 2009 and served as the Vice President of Finance from 2007 to 2009. Prior to 2007, Mr. Roe was an acquisitions associate for Fog Cutter Capital Group Inc. He began his career as an investment banking analyst with Piper Jaffray. Mr. Roe attended the University of California, Berkeley, where he earned a Bachelor of Arts degree in Economics.

Family Relationships

The following family members of Andrew Wiederhorn are employed by the Company in the capacities indicated below:

•Thayer Wiederhorn, son of Andrew Wiederhorn, serves as Chief Operating Officer of the Company. During fiscal 2022, Thayer Wiederhorn received total cash compensation from the Company of approximately $1,600,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase 33,334 shares of the Company’s common stock granted in previous years. Andrew Wiederhorn does not have a material interest in Thayer Wiederhorn’s employment, nor do they share a household.
•Taylor Wiederhorn, son of Andrew Wiederhorn, serves as Chief Development Officer of the Company. During fiscal 2022, Taylor Wiederhorn received total cash compensation from the Company of approximately $1,660,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase 33,334 shares of the Company’s common stock granted in previous years. Andrew Wiederhorn does not have a material interest in Taylor Wiederhorn’s employment, nor do they share a household.
•Mason Wiederhorn, son of Andrew Wiederhorn, serves as Creative Director of the Company. During fiscal 2021, Mason Wiederhorn received total cash compensation from the Company of approximately $1,275,000, participated in the general welfare and benefit plans of the Company and vested in stock options to purchase 25,000 shares of the Company’s common stock granted in previous years. Andrew Wiederhorn does not have a material interest in Mason Wiederhorn’s employment, nor do they share a household.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 25, 2022, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5, except that (i) Squire Junger filed one late Form 4 for two transactions, (ii) Taylor Wiederhorn filed one late Form 4 for one transaction, (iii) Kenneth Anderson filed one late Form 4 for one transaction and (iv) Lynne Collier filed one late Form 3.
Code of Ethics
We have adopted a written code of business ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code under the Corporate Governance section of our website at https://

ir.fatbrands.com. In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code.
Board Committees
During fiscal 2022, our Board of Directors held 43 meetings. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors on which he or she serves.
The following table sets forth the three standing committees of our Board and the members of each committee as of December 25, 2022 and the number of meetings held by our Board of Directors and the committees during 2022:

Director	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
James Neuhauser	Executive Chairman
Edward Rensi	Vice-Chairman/Lead Independent Director		Chair	Chair
Kenneth J. Anderson	X	Chair	X
Lynne L. Collier	X	X	X
Amy V. Forrestal	X	X		X
Andrew Wiederhorn	X

Meetings in 2022:	43	6	4	4
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
Our Board of Directors has determined that each member of the Audit Committee meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules. In addition, our Board of Directors has determined that each of Mr. Anderson, Ms. Collier and Ms. Forrestal qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.
The Board of Directors adopted a charter for the Audit Committee on October 19, 2017. A copy of the Audit Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Audit Committee reviews and reassesses the adequacy of the charter on an annual basis.
Compensation Committee
The Compensation Committee is responsible for assisting our Board of Directors in discharging its responsibilities relating to the compensation of our Chief Executive Officer, other executive officers and outside directors, as well as administering stock incentive plans. During the fiscal year ended December 25, 2022, there were no employee directors on the Compensation Committee and no Compensation Committee interlocks.
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
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the compensation for the fiscal years ended December 25, 2022 and December 26, 2021 awarded to, earned by, or paid to our principal executive officer and our other two most highly compensated executive officers. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All other Compensation (2) ($)	Total ($)
Andrew A. Wiederhorn	2022	750,000	2,250,000	—	—	551,040	3,551,040
Chief Executive Officer	2021	546,615	1,500,000	—	607,000	221,294	2,874,909

Robert G. Rosen	2022	550,000	1,650,000	—	—	—	2,200,000
EVP, Capital Markets	2021	395,866	480,000	857,000	607,000	—	2,339,866

Taylor A. Wiederhorn	2022	550,000	1,110,000	—	—	—	1,660,000
Chief Development Officer	2021	480,000	480,000	—	607,000	—	1,567,000
Explanatory Notes:
(1)     Amounts shown represent the aggregate grant date fair value computed in accordance with Accounting Standards Codification 718. Assumptions used in the calculation of this amount for fiscal year ended December 25, 2022 are included in footnote 13 to the Company’s audited consolidated financial statements for the fiscal year ended December 25, 2022, included in Part IV of this Annual Report on Form 10-K.
(2)     The amount disclosed for Mr. Andrew Wiederhorn reflects the aggregate incremental cost to the Company of providing him with certain personal use of leased aircraft pursuant to his employment agreement. This cost is calculated based on the applicable hourly rate charged to the Company for leased aircraft.
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

OUTSTANDING EQUITY AWARDS AT FISCAL 2022 YEAR END
The following table summarizes the outstanding equity award holdings of our named executive officers as of December 25, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Andrew A. Wiederhorn	15,318	—	10.68	10/20/2027	—	—
Chief Executive Officer	15,318	—	4.80	12/10/2028	—	—
	33,334	66,666	11.43	11/16/2031	—	—
Robert G. Rosen	33,334	66,666	11.43	11/16/2031	100,000	552,000
EVP, Capital Markets					—	—
Taylor A. Wiederhorn	15,318	—	10.68	10/20/2027	—	—
Chief Development Officer	15,318	—	4.80	12/10/2028	—	—
	33,334	66,666	11.43	11/16/2031	—	—
Option Exercises and Stock Vested
None of the named executives acquired shares of the Company’s stock through exercise of options during the year ended December 25, 2022.
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

We pay each non-employee director serving on our Board of Directors $80,000 in annual cash compensation, an additional $40,000 in annual cash compensation for service on Board committees and an annual equity award of stock options to acquire 30,636 shares of common stock. The stock options issued to directors are awarded under our 2017 Omnibus Equity Incentive Plan. During fiscal 2022, we also issued our directors a one-time award of 10,000 restricted shares of Class A Common Stock vesting over two years in equal annual installments on the anniversary date of the grant.. The non-employee director compensation policy may be amended, modified or terminated at any time by our Board of Directors or Compensation Committee.

At various times upon the quarterly payment dates of the cash component of director compensation, the Board has allowed each independent director to elect to receive his or her cash compensation in the form of Class A common stock of the Company at market value at the time the election is made. Under such arrangement, during fiscal 2022, the independent directors elected to acquire an aggregate of 4,761 shares of Class A common stock in 2022 at a weighted average price per share of $6.30.

The terms of the equity award described above are set forth in the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands and its subsidiaries. The Plan, as amended, provides for a maximum of 5,000,000 shares available for grant and is administered by the Compensation Committee of the Board of Directors.

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors and our executive chairman for the fiscal year ended December 25, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)

Edward H. Rensi	120,000	88,500	88,982	297,482
Kenneth A. Anderson	90,000	88,500	88,982	267,482
Lynne L. Collier (2)	60,000	88,500	88,982	237,482
Amy V. Forrestal	120,000	88,500	88,982	297,482
Squire Junger (3)	120,000	88,500	88,982	297,482
James Neuhauser (4)	807,500	853,500	—	1,661,000
Explanatory Notes:
(1)Amounts shown represent the grant date fair value calculated in accordance with Accounting Standards Codification 718. Assumptions used in the calculation of this amount are included in footnote 14 to the Company’s audited consolidated financial statements included in Part IV of this Annual Report on Form 10-K. During 2022, the directors were each granted options to purchase 30,636 shares of common stock.
(2)Ms. Collier was appointed to the Board of Directors effective as of July 12, 2022.
(3)Mr. Junger was removed from the Board of Directors effective as of December 20, 2022.
(4)Mr. Neuhauser was appointed Executive Chairman effective as of July 13, 2022. This table includes Mr. Neuhauser's compensation as a non-executive Director prior to July 13, 2022 and as Executive Chairman beginning on July 13, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL STOCKHOLDERS
Common Stock

The following table sets forth information, as of February 23, 2023, with respect to the beneficial ownership of our Class A common stock and our Class B common stock by:

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

As of February 23, 2023, there were issued and outstanding 15,316,920 shares of Class A common stock and 1,270,805 shares of Class B common stock.

	Class A Common Stock Beneficially Owned			Class B Common Stock Beneficially Owned			Percent of Total Voting Power †
Name of beneficial owner	Number		%	Number	%
Greater than 5% Stockholders
Fog Cutter Holdings LLC	7,033,397	(1)	45.9%	706,514	55.6%		55.5%
HOT GFG LLC	2,259,594	(2)	14.8%	—	*		*
Geode Capital Holdings LLC	—		*	77,586	6.1%	(3)	6.1%
Gregory Fortunoff and certain persons	1,024,939	(4)	6.6%	—	*		*
Named Executive Officers and Directors
Andrew A. Wiederhorn	226,449	(5)	1.5%	5,333	*		*
Robert G. Rosen	133,333	(6)	*	10,000	*		*
Taylor A. Wiederhorn	220,678	(7)	1.4%	14,989	1.2%		1.2%
Kenneth J. Anderson	176,620	(8)	1.2%	16,353	1.3%		1.3%
Lynne L. Collier	10,000	(9)	*	—	0.0%		*
Amy V. Forrestal	24,113	(8)	*	—	*		*
James Neuhauser	294,627	(10)	1.9%	8,803	*		*
Edward Rensi	120,132	(11)	*	3,354	*		*
All directors and executive officers as a group (12 persons)	1,901,878	(12)	16.2%	111,136	8.7%		8.8%

†	Represents the voting power with respect to all shares of our Class A Common Stock and Class B Common Stock, voting as a single class, beneficially owned by the holder. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 2,000 votes per share.
*	Represents beneficial ownership of less than 1% of the class.
(1)	Based on a Schedule 13D filed by Fog Cutter Holdings LLC, a limited liability company controlled by a board of managers comprised of Andrew A. Wiederhorn, Taylor A. Wiederhorn, Thayer D. Wiederhorn and Mason A. Wiederhorn. Includes warrants to purchase 19,148 shares of Class A Common Stock. The address of Fog Cutter Holdings, LLC is 9720 Wilshire Blvd., Suite 500, Beverly Hills, CA 90212.
(2)	Based on a Schedule 13G filed on March 8, 2022 jointly by HOT GFG LLC and Ms. Rachel Serruya. Ms. Serruya is the sole Director and President of HOT GFG LLC, and may be deemed to have voting and investment power over these shares. Ms. Serruya disclaims beneficial ownership of such securities except to the extent of her indirect pecuniary interest therein, if any. The address provided by HOT GFG LLC is 210 Shields Court, Markham, Ontario, Canada L3R8V2.
(3)	Based on a Schedule 13G filed on February 9, 2022 jointly by Geode Capital Holdings LLC and Geode Capital Management, LLC. The address provided by Geode is 100 Summer Street, 12th Floor, Boston, MA 02110.
(4)
Includes warrants to purchase 158,000 shares of Class A Common Stock. Based in part on a Schedule 13D/A filed jointly on August 25, 2022 by Gregory Fortunoff with an address at 49 West 37th Street, New York, NY 10018. Mr. Fortunoff expressly disclaims beneficial ownership for all purposes of the shares beneficially owned by other persons.

(5)
Includes 23,332 shares of Class A Common Stock, options to purchase an additional 63,969 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure, and warrants that are exercisable for an additional 120,000 shares of Class A Common Stock, including warrants for 100,000 shares owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein. Does not include unvested options to purchase an additional 66,667 shares of Class A Common Stock.

(6)	Includes options to purchase 33,333 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 66,667 shares of Class A Common Stock.
(7)	Includes options to purchase 63,969 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 66,667 shares of Class A Common Stock.
(8)
Includes options to purchase 10,212 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 51,060 shares of Class A Common Stock.

(9)	Does not include unvested options to purchase an additional 30,636 shares of Class A Common Stock.
(10)
Includes options to purchase 76,590 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 30,636 shares of Class A Common Stock.

(11)
Includes options to purchase 76,590 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 61,272 shares of Class A Common Stock.

(12)
Includes aggregate options to purchase 526,782 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include aggregate unvested options to purchase an additional 624,666 shares of Class A Common Stock. Includes warrants to purchase 140,000 shares of Class A Common Stock, 100,000 of which are owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein.

Preferred Stock

The following table sets forth information, as of February 23, 2023, with respect to the beneficial ownership of our non-voting Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) by each of our directors, each of our named executive officers, and all of our executive officers and directors as a group. As of February 23, 2023, were 7,380,229 issued and outstanding shares of Series B Preferred Stock.

	Series B Preferred Stock Beneficially Owned
Name of beneficial owner	Shares		%
Named Executive Officers and Directors
Andrew A. Wiederhorn	—		*
Robert G. Rosen	232		*
Taylor A. Wiederhorn	—		*
Kenneth J. Anderson	11,681	(1)	*
Lynne L. Collier	—		*
Amy V. Forrestal	—		*
James Neuhauser	—		*
Edward Rensi	7,781		*
All directors and executive officers as a group (12 persons)	25,189		*

*	Represents beneficial ownership of less than 1% of the class.
(1)	Mr. Anderson also has voting and investment authority over 478,199 shares of Series B Preferred Stock and a warrant to acquire 100,000 shares of Class A Common Stock held by Trojan Investments, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Parent Company
As disclosed above under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," Fog Cutter Holdings, LLC beneficially holds approximately 55.5% of the voting power with respect to all shares of our common stock.
Family Relationships
The information set forth above under "Item 10. Directors, Executive Officers and Corporate Governance - Family Relationships" is incorporated by reference herein.
Director Independence
The Board has determined that each of the current directors, except Mr. Wiederhorn and Mr. Neuhauser, is independent within the meaning of the applicable rules and regulations of the SEC and the director independence standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), as currently in effect. Furthermore, the Board has determined that each of the members of each of the committees of the Board is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ applicable to each such committee, as currently in effect.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Baker Tilly US, LLP, Los Angeles, California, currently serves as our independent registered public accounting firm. The aggregate accounting fees for the years ended December 25, 2022 and December 26, 2021 are as follows (dollars in thousands):

	December 25, 2022	December 26, 2021
Audit fees	$1,068	$1,128
Audit related fees	$215	$418
Other fees	$—	$—
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

51

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FAT Brands Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FAT Brands Inc. and its subsidiaries (the "Company") as of December 25, 2022 and December 26, 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes and Schedule II to the consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB)" and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill and Intangible Asset Impairment Assessment
Critical Audit Matter Description
As discussed in Note 2 of the consolidated financial statements, goodwill and intangible assets are tested for impairment at least annually on the reporting unit level, and more frequently if the Company believes indicators of impairment exist. The Company determined that three of the reporting units' (Great American Cookie, Pretzel Maker and Marble Slab Company) intangible assets were impaired and the Company recorded related impairment losses of approximately $14 million for the year ended December 25, 2022. The determination of the fair value of the reporting units and related intangibles requires significant estimates and assumptions. Changes in these assumptions could have a significant impact on either the fair value of the reporting units and intangibles, the amount of any goodwill impairment charge, or both.
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
Los Angeles, California
February 24, 2023

FAT BRANDS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 25, 2022	December 26, 2021
Assets
Current assets
Cash	$28,668	$56,656
Restricted cash	25,375	24,740
Accounts receivable, net	23,880	20,084
Inventory	6,925	5,927
Assets classified as held-for-sale	4,767	5,476
Other current assets	6,086	6,156
Total current assets	95,701	119,039

Non-current restricted cash	14,720	18,525
Operating lease right-of-use assets	101,114	98,552
Goodwill	293,282	295,128
Other intangible assets, net	625,294	652,788
Property and equipment, net	79,189	80,501
Other assets	4,003	5,499
Total assets	$1,213,303	$1,270,032

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$18,328	$27,527
Accrued expenses and other liabilities	52,800	46,295
Deferred income, current portion	2,019	2,636
Accrued advertising	14,819	10,853
Accrued interest payable	13,241	10,678
Dividend payable on preferred shares	1,467	1,574
Liabilities related to assets classified as held- for-sale	4,084	4,780
Current portion of operating lease liability	14,815	14,341
Current portion of redeemable preferred stock	91,836	67,500
Current portion of long-term debt	49,611	631
Current portion of acquisition purchase price payable	4,000	4,173
Other current liabilities	—	7,500
Total current liabilities	267,020	198,488

Deferred income, net of current portion	21,698	17,662
Deferred income tax liabilities, net	27,181	12,921
Operating lease liability, net of current portion	95,620	92,920
Long-term debt, net of current portion	958,630	904,265
Other liabilities	2,332	976
Total liabilities	1,372,481	1,227,232

Commitments and contingencies (Note 16)
Redeemable preferred stock	—	64,455

Stockholders’ deficit
Preferred stock: $0.0001 par value; 15,000,000 shares authorized; 3,252,154 shares issued and outstanding at December 25, 2022 and 3,221,471 shares issued and outstanding at December 26, 2021; liquidation preference $25 per share	45,504	55,661
Class A and Class B common stock and additional paid-in capital as of December 25, 2022: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,571,675 shares issued and outstanding (Class A 15,300,870, Class B 1,270,805). Common stock and additional paid-in capital as of December 26, 2021: $0.0001 par value; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,380,552 shares issued and outstanding (Class A 15,109,747, Class B 1,270,805)	(26,015)	(24,837)
Accumulated deficit	(178,667)	(52,479)
Total stockholders’ deficit	(159,178)	(21,655)
Total liabilities and stockholders’ deficit	$1,213,303	$1,270,032

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
For the Fiscal Years Ended December 25, 2022 and December 26, 2021

	2022	2021

Revenue
Royalties	$87,921	$42,658
Restaurant sales	241,001	41,563
Advertising fees	37,997	16,728
Factory revenues	33,504	13,470
Franchise fees	3,706	4,023
Management fees and other income	3,095	439
Total revenue	407,224	118,881

Costs and expenses
General and administrative expense	113,313	41,775
Cost of restaurant and factory revenues	221,627	44,242
Depreciation and amortization	27,015	8,474
Impairment of goodwill and other intangible assets	14,000	1,037
Refranchising loss	4,178	314
Acquisition costs	383	4,242
Advertising fees	44,612	17,973
Total costs and expenses	425,128	118,057

(Loss) income from operations	(17,904)	824

Other (expense) income, net
Interest expense, net	(78,477)	(26,864)
Interest expense related to preferred shares	(16,372)	(2,193)
Loss on extinguishment of debt	—	(7,637)
Other income, net	5,375	750
Total other expense, net	(89,474)	(35,944)

Loss before income tax	(107,378)	(35,120)

Income tax provision (benefit)	18,810	(3,537)

Net loss	(126,188)	(31,583)

Basic and diluted loss per common share	$(7.66)	$(2.15)
Basic and diluted weighted average shares outstanding	16,476,090	14,656,880
Cash dividends declared per common share	$0.54	$0.52
The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands, except share data)
For the Fiscal Year Ended December 25, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$(52,479)	$(21,655)
Net loss	—	—	—	—	—	—	—	—	—	—	(126,188)	(126,188)
Issuance of common and preferred stock	36,362	—	—	—	108	108	30,683	—	586	586	—	694
Share-based compensation	150,000	—	—	—	7,619	7,619	—	—	—	—	—	7,619
Dividends paid on common stock	—	—	—	—	(8,905)	(8,905)	—	—	—	—	—	(8,905)
Issuance of common stock in lieu of cash - director fees	4,761	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(6,636)	(6,636)	—	(6,636)
Exercise of Series B preferred stock put option	—	—	—	—	—	—	—	—	(4,107)	(4,107)	—	(4,107)
Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)

For the Fiscal Year Ended December 26, 2021

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 27, 2020	11,926,264	—	$1	$—	$(42,776)	$(42,775)	1,183,272	$—	$21,788	$21,788	$(20,896)	$(41,883)
Net loss	—	—	—	—	—	—	—	—	—	—	(31,583)	(31,583)
Issuance of common stock through exercise of warrants	559,988	—	—	—	2,091	2,091	—	—	475	475	—	2,566
Issuance of preferred stock	—	—	—	—	—	—	1,560,000	—	26,732	26,732	—	26,732
Share-based compensation	300,000	—	—	—	1,642	1,642	—	—	—	—	—	1,642
Measurement period adjustment in accordance with ASU 2015-16	—	—	—	—	(1,381)	(1,381)	—	—	—	—	—	(1,381)
Stock contracted for issue in payment of debt	63,901	—	—	—	831	831	—	—	—	—	—	831
Dividends declared on common stock	—	—	—	—	(7,442)	(7,442)	—	—	—	—	—	(7,442)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(4,084)	(4,084)	—	(4,084)
Issuance of common stock in connection with acquisition of LS GFG Holdings Inc.	1,964,865	—	—	—	22,537	22,537	—	—	0	—	—	22,537
Stock dividend of Class B Shares	294,729	1,270,805	1	—	(26)	(25)	—	—	0	—	—	(25)
Issuance costs related to common equity	—	—	—	—	(315)	(315)	—	—	0	—	—	(315)
Series A Preferred shares retired through issuance of Series B Preferred shares	—	—	—	—	—	—	478,199	—	10,750	10,750	—	10,750

Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$(52,479)	$(21,655)

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the Fiscal Years Ended December 25, 2022 and December 26, 2021

	2022	2021
Cash flows from operating activities
Net loss	$(126,188)	$(31,583)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Deferred income taxes	17,463	(5,337)
Net loss on extinguishment of debt	—	6,087
Depreciation and amortization	27,015	8,474
Share-based compensation	7,619	1,642
Change in operating right-of-use assets	7,021	3,851
Accretion of loan fees and interest	10,771	2,787
Adjustments to purchase price liability	(1,140)	95
Gain on sale of refranchised assets	—	(2,681)
Impairment of goodwill and other intangible assets	14,000	1,037
Change in provision for bad debts	20,720	1,843
Other	(500)	301

Change in:
Accounts receivable	(24,516)	(4,705)
Other current assets	29	(1,533)
Accounts payable	(9,199)	5,374
Accrued expense and other liabilities	6,501	3,002
Deferred income	3,419	768
Accrued advertising	3,966	1,894
Accrued interest payable	2,563	8,831
Dividend payable on preferred shares	(107)	1,188
Other current and non-current liabilities	(6,836)	(653)
Total adjustments	78,789	32,265
Net cash (used in) provided by operating activities	(47,399)	682

Cash flows from investing activities
Acquisitions, net of cash acquired	(1,022)	(721,382)
Acquisition of intangible assets	(1,750)	—
Payments received on loans receivable	1,762	212
Net proceeds from sale of refranchised restaurants	—	2,692
Proceeds from sale of property and equipment	9,934	4,233
Purchases of property and equipment	(21,421)	(10,422)
Purchase deposits received on refranchised restaurants	—	1,500
Other	—	(33)
Net cash used in investing activities	(12,497)	(723,200)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	55,220	897,215
Repayments of borrowings	(4,874)	(93,279)
Issuance of preferred shares, net	—	26,732
Change in operating lease liabilities	(5,699)	(3,595)

Payments made on acquisition purchase price liability	—	(1,075)
Exercise of warrants	694	2,567
Dividends paid on redeemable preferred stock	(1,062)	(2,283)
Dividends paid on common shares	(8,905)	(7,468)
Dividends paid on preferred shares	(6,636)	(3,559)
Other	—	(27)
Net cash provided by financing activities	28,738	815,228

Net (decrease) increase in cash and restricted cash	(31,158)	92,710
Cash and restricted cash at beginning of the period	99,921	7,211
Cash and restricted cash at end of the period	$68,763	$99,921

Supplemental disclosures of cash flow information:
Cash paid for interest	$66,851	$14,978
Cash paid for income taxes	$1,029	$842

Supplemental disclosure of non-cash financing and investing activities:
Director fees converted to common stock	$30	$15
Issuance of preferred stock in lieu of cash preferred dividends payable	$—	$1,564

The accompanying notes are an integral part of these audited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the “Company”) is a leading multi-brand restaurant franchising company that develops, markets and acquires primarily quick-service, fast casual, casual and polished casual dining restaurant concepts around the world. Organized in March 2017 as a wholly-owned subsidiary of Fog Cutter Capital Group, Inc. (“FCCG”), the Company completed its initial public offering on October 20, 2017 and issued additional shares of common stock representing 20 percent of its ownership upon completion of the offering. During the fourth quarter of 2020, the Company completed a transaction in which FCCG merged into a wholly-owned subsidiary of the Company, and the Company became the parent of FCCG.
As of December 25, 2022, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of December 25, 2022, the Company had approximately 2,300 locations open and under construction, of which approximately 95% were franchised.
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
COVID-19
The outbreak of the COVID-19 pandemic in March 2020 had a number of adverse effects on our business and that of our franchisees, including temporary and permanent closures of restaurant locations, reduced or modified store operating hours, difficulties in staffing restaurants and supply chain disruptions. While the disruptions to our business from the COVID-19 pandemic have mostly subsided, the resurgence of COVID-19 or its variants, as well as an outbreak of other widespread health epidemics or pandemics, could cause a closure of restaurants and disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
Liquidity
The Company recognized loss from operations of $17.9 million during fiscal year 2022 and income from operations of $0.8 million during fiscal year 2021. The Company has a history of net losses and an accumulated deficit of $178.7 million as of December 25, 2022. Additionally, as of December 25, 2022, the Company had negative working capital of $171.3 million. Of this amount, $91.8 million represents the current portion of redeemable preferred stock as discussed in Note 12. Since the Company did not deliver the applicable cash proceeds at the related due dates the amount accrues interest until the payments are completed. The Company had $28.7 million of unrestricted cash as of December 25, 2022, has received $34.8 million in debt financing subsequent to that date and plans on the combination of cash flows from operations and cash on hand to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks.
Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years, as will be the case in fiscal year 2023. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Both fiscal years 2022 and 2021 were 52-week years. Our revenues are derived from two sales channels, franchised restaurants and company owned locations, which we operate as one reportable segment.
Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Newly-acquired subsidiaries are included from the date of acquisition. Intercompany accounts have been eliminated in consolidation.
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
Credit and depository risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management evaluates each of its franchisee’s financial condition prior to entry into a franchise or other agreement, as well as periodically through the term of the agreement, and believes that it has adequately provided for any exposure to potential credit losses. As of December 25, 2022 and December 26, 2021, accounts receivable, net of allowance for doubtful accounts, totaled $23.9 million and $20.1 million, respectively, with no franchisee representing more than 10% of that amount.
Restricted cash – The Company has restricted cash consisting of funds required to be held in trust in connection with its securitized debt. The current portion of restricted cash was $25.4 million and $24.7 million as of December 25, 2022 and December 26, 2021, respectively. Non-current restricted cash of $14.7 million and $18.5 million as of December 25, 2022 and December 26, 2021, respectively, represents interest reserves required to be set aside for the duration of the securitized debt.
Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 25, 2022 and December 26, 2021 accounts receivable was stated net of an allowance for doubtful accounts of $24.2 million and $3.5 million, respectively.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). During 2022 the Company filed with the Internal Revenue Service credits totaling $22.0 million and, in accordance with IAS 20, fully reserved the amounts claimed until such time when it is determined that the Company has reasonable assurance that the credits will be realized.
Inventories – Inventories are carried at the lower of cost or net realizable value and consist primarily of raw materials used in the Company's dough manufacturing facility in Atlanta, Georgia, and finished goods which consist primarily of food, beverages and supplies for Company restaurants. Inventory costs are included in "Cost of restaurant and factory revenues" in the Consolidated Statements of Operations.
Assets classified as held-for-sale – Assets are classified as held-for-sale when the Company commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell, and included as current assets on the Company’s consolidated balance sheet. Assets classified as held-for-sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held-for-sale and other related expenses are recorded as expenses in the Company’s consolidated statement of operations.
Goodwill and other intangible assets – Intangible assets are stated at the estimated fair value at the date of acquisition and include goodwill, trademarks, and franchise agreements. Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually or more frequently if indicators arise. All other intangible assets are amortized over their estimated weighted average useful lives, which range from 4.9 years to 15.3 years. Management assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.
Fair value measurements - The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in U.S. GAAP. As necessary, the Company measures its financial assets and liabilities using inputs from the following three levels of the fair value hierarchy:
•Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.
•Level 3 - Inputs are unobservable and reflect the Company’s own assumptions.
The Company does not have a material amount of financial assets or liabilities that are required to be measured at fair value on a recurring basis under U.S. GAAP. None of the Company’s non-financial assets or non-financial liabilities are required to be measured at fair value on a recurring basis.
Income taxes – The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A valuation allowance is recognized when the realization of our deferred tax assets is expected to be less than our carrying amounts.
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
Franchise fees - The franchise arrangement is documented in the form of a franchise agreement. The franchise arrangement requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which includes the transfer of the franchise license. The services provided by the Company are highly inter-related with the franchise license and are considered a single performance obligation. Franchise fee revenue from the sale of individual franchises is recognized over the term of the individual franchise agreement on a straight-line basis. Unamortized non-refundable deposits collected in relation to the sale of franchises are recorded as deferred income.
The franchise fee may be adjusted from time to time at management’s discretion. Deposits are non-refundable upon acceptance of the franchise application. In the event a franchisee does not comply with their development timeline for opening franchise stores, the franchise rights may be terminated, at which point the franchise fee revenue is recognized for non-refundable deposits.
Royalties – In addition to franchise fee revenue, the Company collects a royalty calculated as a percentage of net sales from our franchisees. Royalties typically range from 0.75% to 7.0% and are recognized as revenue when the related sales are made by the franchisees. Royalties collected in advance of sales are classified as deferred income until earned.
Company-owned restaurant revenue - Company-owned restaurant revenue is recognized at the point in time when food and beverage products are sold. Company restaurant sales are presented net of sales-related taxes collected from customers and remitted to governmental taxing authorities.
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
Earnings per share – The Company reports basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of the inclusion of all potentially dilutive securities would be anti-dilutive. As of December 25, 2022, and December 26, 2021, there were no potentially dilutive securities considered in the calculation of diluted loss per common share due to net losses for each period.
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
In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this amendment is to enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. It requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted if an entity has adopted the amendments in ASU 2016-13 described above, including adoption in an interim period. The Company will evaluate ASC No. 2022-02 and does not expect the adoption of this standard will have a material impact on its condensed consolidated financial statements.

NOTE 3. MERGERS AND ACQUISITIONS
Nestle Toll House Cafe by Chip

On May 24, 2022, the Company agreed to acquire the royalty stream related to the chain of stores known as Nestlé® Toll House® Café by Chip® from Crest Foods, Inc., consisting of all royalties generated under the Nestlé® Toll House® Café by Chip® brand, and the franchisor has agreed to cause the network to rebrand the stores as Great American Cookies, subject to the cooperation of the individual franchisees. Nestlé® Toll House® Café by Chip® is a franchised chain of stores with approximately 85 cafés across the United States. The Company paid an initial installment of the purchase price of $1.8 million. The final purchase price will be calculated on or before January 31, 2024.
Acquisition of Fazoli's

On December 15, 2021, the Company completed the acquisition of Fazoli's for a total cash purchase price of $138.1 million.

Founded in 1988 in Lexington, KY, Fazoli’s owns and operates nearly 210 restaurants in 26 states, making it the largest premium quick service restaurant Italian chain priding itself on serving premium quality Italian food, fast, fresh and friendly. Menu offerings include freshly prepared pasta entrees, Submarinos® sandwiches, salads, pizza and desserts – along with its unlimited signature breadsticks.
Acquisition of Native Grill & Wings
On December 15, 2021, the Company completed the acquisition of Native Grill & Wings (“Native”) for a total cash purchase price of $20.1 million.
Based in Chandler, Arizona, Native Grill & Wings is a family-friendly, polished sports grill with 22 franchised locations throughout Arizona, Illinois, and Texas. Native serves over 20 award-winning wing flavors that guests can order by the individual wing, as well as an extensive menu of pizza, burgers, sandwiches, salads and more.
Acquisition of Twin Peaks
On October 1, 2021, the Company completed the acquisition of Twin Peaks Buyer, LLC (“Twin Peaks”) from Twin Peaks Holdings, LLC (the “Seller”). Twin Peaks is the franchisor and operator of a chain of sports lodge themed restaurants. The purchase price totaled $310.3 million. See Note 10 for more details of the purchase price consideration.
Acquisition of GFG Franchise Group

On July 22, 2021, the Company completed the acquisition of LS GFG Holdings Inc. (“GFG”) for a total purchase price of $444.9 million.
GFG is a franchisor of five restaurant brands. GFG’s brands (Great American Cookies, Marble Slab Creamery, Pretzelmaker, Hot Dog on a Stick and Round Table Pizza) are in the quick service restaurant industry. The franchise network, across all of the Company’s brands, consists of approximately 1,415 retail stores in 8 countries. GFG also operates a dough manufacturing facility which supplies dough to certain of the GFG brands.

The allocation of the consideration to the valuation of net tangible and intangible assets acquired in the transactions described above is presented in the following table (in millions). The allocations relating to Fazoli's, Native Grill & Wings, Twin Peaks and GFG are as follows:

	Fazoli's	Native Grill & Wings	Twin Peaks	GFG
Cash	$9.6	$0.2	$14.9	$8.7
Accounts receivable	3.3	0.3	1.6	7.3
Prepaids and other current assets	1.8	0.1	2.8	3.8
Notes receivable	—	—	1.5	—
Other intangible assets, net	83.3	14.7	165.4	348.3
Goodwill	53.4	5.3	105.1	120.2
Right-of-use assets	43.1	0.2	43.7	6.5
Property, plant and equipment	22.0	0.1	46.8	8.4
Deferred tax asset, net	—	—	0.2	—
Other assets	0.3	—	0.5	1.2
Accounts payable	(5.8)	—	(5.2)	(2.4)
Accrued expenses	(7.4)	(0.3)	(6.4)	(10.1)
Accrued advertising	—	(0.1)	(3.5)	(3.2)
Deferred income	(1.5)	(0.2)	(3.6)	(3.2)
Operating lease liability	(48.8)	(0.2)	(44.7)	(8.7)
Deferred tax liability, net	(14.7)	—	—	(31.4)
Other liabilities	(0.5)	—	(8.8)	(0.5)
Total net identifiable assets	$138.1	$20.1	$310.3	$444.9

Pro Forma Information

The table below presents the combined pro forma revenue and net loss of the Company and Fazoli's, Twin Peaks and GFG (the "Material Acquired Entities") for the year December 26, 2021, assuming the acquisition of the Material Acquired Entities had occurred on December 28, 2020 (the beginning of the Company’s 2021 fiscal year), pursuant to ASC 805-10-50 (in millions). Actual consolidated results are presented in the pro forma information for any period in which a Material Acquired Entity was actually a consolidated subsidiary of the Company. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of the Material Acquired Entities occurred on this date nor does it purport to predict the results of operations for future periods.

Year Ended December 26, 2021

Revenue	$347.9
Net loss	$28.8

NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.
The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held- for-sale, and have been classified accordingly on the accompanying audited consolidated balance sheets as of December 25, 2022 and December 26, 2021 (in millions):

	December 25, 2022	December 26, 2021

Property, plant and equipment	$0.7	$0.8
Operating lease right-of-use assets	4.1	4.7
Total	$4.8	$5.5
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $4.1 million and $4.8 million, have been classified as current liabilities on the accompanying audited consolidated balance sheets as of December 25, 2022 and December 26, 2021, respectively.
The following table highlights the operating results of the Company’s refranchising program during 2022 and 2021 (in millions):

	Twelve Months Ended December 25, 2022	Twelve Months Ended December 26, 2021
Restaurant costs and expenses, net of revenue	$(4.2)	$(3.0)
Gains on store sales or closures	—	2.7
Refranchising loss	$(4.2)	$(0.3)

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment consists primarily of real estate (including land, buildings and tenant improvements) and equipment.
As of December 25, 2022 and December 26, 2021, the Company's gross carrying value of property and equipment and accumulated depreciation balances were (in millions):

	Total
	2022	2021
Real estate	$67.7	$60.5
Equipment	26.5	22.9
Total property and equipment, gross	94.2	83.4
Less: accumulated depreciation	(15.0)	(2.9)
Total property and equipment, net	$79.2	$80.5
Depreciation expense for the fiscal years ended December 25, 2022 and December 26, 2021 was $12.1 million and $2.6 million, respectively.
On an annual basis the Company assesses its property and equipment for impairment. For the fiscal year ended December 25, 2022 the company recognized impairment expense of $0.5 million which is included in General and administrative expense on the Consolidated Statements of Operations. The Company recognized no impairment expense for the fiscal year ended December 26, 2021.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The following table reflects the changes in carrying amounts of goodwill for the fiscal years ended December 25, 2022 and December 26, 2021 (in millions):

	December 25, 2022	December 26, 2021
Gross goodwill:
Balance, beginning of year	$296.8	$12.4
Acquired	1.2	285.9
Adjustment to preliminary purchase price allocation	(3.0)	(1.5)
Balance, end of year	295.0	296.8

Accumulated impairment:
Balance, beginning of year	(1.7)	(1.4)
Impairment	—	(0.3)
Balance, end of year	(1.7)	(1.7)

Net carrying value	$293.3	$295.1
When considering the available facts, assessments and judgments, the Company recorded goodwill impairment charges of $0.0 million and $0.3 million for the fiscal years ended December 25, 2022 and December 26, 2021, respectively.
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

Changes in Carrying Value of Other Intangible Assets
The changes in carrying value of other intangible assets for the fiscal years ended December 25, 2022 and December 26, 2021 are as follows (in millions):

	Amortizing		Non-Amortizing		Total
	2022	2021	2022	2021	2022	2021
Balance, beginning of year	$175.6	$12.6	$477.2	$35.1	$652.8	$47.7
Impairment	—	—	(14.0)	(0.8)	(14.0)	(0.8)
Amortization expense	(14.9)	(6.0)	—	—	(14.9)	(6.0)
Acquisitions	1.7	169.0	—	442.9	1.7	611.9
Adjustment to preliminary purchase price allocation	(0.3)	—	—	—	(0.3)	—
Balance, end of year	$162.1	$175.6	$463.2	$477.2	$625.3	$652.8
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets
The carrying value of amortizing other intangible assets is as follows as of December 25, 2022 and December 26, 2021 (in millions):

	December 25, 2022			December 26, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$109.2	$(14.8)	$94.4	$109.4	$(5.7)	$103.7
Customer relationships	73.9	(8.1)	65.8	73.9	(2.4)	71.5
Other	2.1	(0.2)	1.9	0.4	—	0.4
Balance, end of year	$185.2	$(23.1)	$162.1	$183.7	$(8.1)	$175.6
When considering the available facts, assessments and judgments, including increased interest rates, the Company recorded impairment of trademarks in the amount of $14.0 million and $0.8 million for the fiscal years ended December 25, 2022 and December 26, 2021, respectively.
The expected future amortization of the Company’s amortizable intangible assets is as follows (in millions):

Fiscal year:
2023	$15.0
2024	14.7
2025	14.5
2026	14.5
2027	14.4
Thereafter	89.0
Total	$162.1

NOTE 7. DEFERRED INCOME
Deferred income is as follows (in millions):

	December 25, 2022	December 26, 2021
Deferred franchise fees	$23.5	$19.8
Deferred royalties	—	0.2
Deferred vendor incentives	0.2	0.3
Total	$23.7	$20.3

NOTE 8. INCOME TAXES
Components of the income tax provision (benefit), net are as follows (in millions):

	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021
Current
Federal	$—	$—
State	0.4	1.0
Foreign	1.0	0.8
	1.4	1.8
Deferred
Federal	8.2	(5.1)
State	9.2	(0.2)
	17.4	(5.3)
Total income tax provision (benefit)	$18.8	$(3.5)
Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in millions):

	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021
Tax benefit at statutory rate	$(22.5)	$(7.4)
State and local income taxes	(0.7)	0.6
State and federal valuation allowances	36.4	1.5
162(m) limitation	1.3	0.2
Foreign taxes	0.8	0.6
Tax credits	0.5	0.5
Nondeductible interest expense	2.2	0.5
Other	0.8	—
Total income tax provision (benefit)	$18.8	$(3.5)
As of December 25, 2022, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 25, 2022.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 25, 2022	December 26, 2021
Deferred tax assets (liabilities), net
Net federal and state operating loss carryforwards	$47.9	$43.8
Deferred revenue	4.9	4.1
Intangibles	(92.6)	(86.2)
Deferred state income tax	1.8	0.6
Reserves and accruals	6.6	7.3
Interest expense carryforward	43.9	22.4
Tax credits	0.1	0.1
Share-based compensation	2.8	0.9
Fixed assets	(4.4)	(2.9)
Operating lease right-of-use assets	(26.0)	(23.9)
Operating lease liabilities	28.5	26.1
Valuation allowance	(40.6)	(5.2)
Other	(0.1)	—
Total	$(27.2)	$(12.9)
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than fifty percent) that some portion or all of the deferred tax assets will not be realized. As of December 25, 2022 and December 26, 2021, the Company recorded a valuation allowance against its deferred tax assets in the amount of $40.6 million and $5.2 million, respectively, as it determined that these amounts would not likely be realized. Realization of our deferred tax assets is dependent upon future earnings, the timing and amount of which, if any, are uncertain. The valuation allowance increased by $35.4 million and $4.7 million during the fiscal years ended December 25, 2022 and December 26, 2021, respectively.
The Company had federal net operating loss carryforwards (“NOLs”) of approximately $176.9 million and $159.3 million as of December 25, 2022 and December 26, 2021, respectively. The Company’s State NOLs were approximately $133.5 million and $134.1 million as of December 25, 2022 and December 26, 2021, respectively. The NOLs begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company also had certain federal tax credits totaling approximately $0.1 million and $0.1 million as of December 25, 2022 and December 26, 2021 respectively. The credits will begin to expire in 2028.
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

NOTE 9. LEASES
As of December 25, 2022, the Company has recorded 136 operating leases for corporate offices and for certain owned restaurant properties, some of which are in the process of being refranchised. The leases have remaining terms ranging from 1 month to 23.9 years. The Company recognized lease expense of $18.8 million and $6.3 million for the fiscal years ended December 25, 2022 and December 26, 2021, respectively. The weighted average remaining lease term of the operating leases as of December 25, 2022 was 15.9 years.
Operating lease right-of-use assets and operating lease liabilities are as follows (in millions):

	December 25, 2022	December 26, 2021

Operating lease right-of-use assets	$101.1	$98.6
Right of use assets classified as held-for-sale	4.1	4.7
Total right-of-use assets	$105.2	$103.3

Operating lease liabilities	$110.4	$107.3
Lease liabilities related to assets held-for-sale	4.1	4.8
Total operating lease liabilities	$114.5	$112.1
The operating lease right-of-use assets and operating lease liabilities include obligations relating to the optional term extensions available on certain restaurant leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 9.4% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.
The contractual future maturities of the Company’s operating lease liabilities as of December 25, 2022, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
2023	$17.1
2024	16.1
2025	15.5
2026	14.1
2027	13.9
Thereafter	162.8
Total lease payments	239.5
Less imputed interest	125.0
Total	$114.5
Supplemental cash flow information for the fiscal years ended December 25, 2022 and December 26, 2021 related to leases is as follows (in millions):

	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$16.4	$5.7
Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$7.7	$105.6

NOTE 10. DEBT
Long-term debt consisted of the following (in millions):

	December 25, 2022					December 26, 2021
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2023	4.75%	$139.8	$135.3	$95.4
GFG Royalty Securitization	7/25/2051	7/25/2023	6.00%	234.0	228.9	205.6
Twin Peaks Securitization	7/25/2051	7/25/2023	7.00%	150.0	147.5	146.8
Fazoli's/Native Securitization	7/25/2051	7/25/2023	6.00%	128.8	124.8	122.8
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2023	8.00%	46.6	45.2	31.8
GFG Royalty Securitization	7/25/2051	7/25/2023	7.00%	84.0	82.0	81.5
Twin Peaks Securitization	7/25/2051	7/25/2023	9.00%	50.0	47.3	46.6
Fazoli's/Native Securitization	7/25/2051	7/25/2023	7.00%	25.0	23.5	22.7
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2023	9.00%	34.6	32.1	14.1
GFG Royalty Securitization	7/25/2051	7/25/2023	9.50%	57.0	53.5	52.6
Twin Peaks Securitization	7/25/2051	7/25/2023	10.00%	50.0	45.5	44.2
Fazoli's/Native Securitization	7/25/2051	7/25/2023	9.00%	40.0	37.0	35.2
Total Securitized Debt				1,039.8	1,002.6	899.3
Elevation Note	7/19/2026	N/A	6.00%	4.3	3.9	5.6
Equipment Notes	5/5/2027 to 3/7/2029	N/A	7.99% to 8.49%	1.3	1.3	—
Twin Peaks Construction Loan	8/5/2023 with One Six-Month Extension	N/A	8.00%	0.4	0.4	—
Total debt				$1,045.8	1,008.2	904.9
Current portion of long-term debt					(49.6)	(0.6)
Long-term debt					$958.6	$904.3
Terms of Outstanding Debt
FB Royalty Securitization
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes. Net proceeds totaled $140.8 million, which consisted of the combined face amount of $144.5 million, net of debt offering costs of $3.0 million and original issue discount of $0.7 million. A portion of the proceeds was used to repay and retire notes issued in 2020 under the Base Indenture (the "2020 Securitization Notes"). The payoff amount totaled $83.7 million, which included principal of $80.0 million, accrued interest of $2.2 million and prepayment premiums of $1.5 million. The Company recognized a loss on extinguishment of debt of $7.8 million in connection with the refinance as well as interest expense on the 2020 Securitization Notes in the amount of $2.6 million for the year ended December 26, 2021.
On July 6, 2022, FB Royalty issued an additional $76.5 million aggregate principal amount of three tranches of fixed rate senior secured notes (in millions):

Closing Date	Class	Seniority	Principal Balance	Coupon	Final Legal Maturity Date
7/6/2022	A-2	Senior	$42.7	4.75%	7/25/2051
7/6/2022	B-2	Senior Subordinated	$14.2	8.00%	7/25/2051
7/6/2022	M-2	Subordinated	$19.6	9.00%	7/25/2051
Of the $76.5 million aggregate principal amount, $30.0 million was sold privately during the third quarter of 2022, resulting in net proceeds of $27.1 million (net of debt offering costs of $0.6 million and original issue discount of $2.3 million). The remaining $46.5 million in aggregate principal was sold privately on October 21, 2022, when the Company entered into an Exchange Agreement with the Twin Peaks sellers and redeemed 1,821,831 shares of the Company’s 8.25% Series B Cumulative Preferred Stock at a price of $23.69 per share, plus accrued and unpaid dividends to the date of redemption, in exchange for $46.5 million aggregate principal amount of secured debt ($43.2 million net of debt offering costs and original issue discount).
Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock, which shares were issued to it on October 1, 2021 as partial consideration for the Company’s acquisition of Twin Peaks.
Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company.
As of December 25, 2022, the carrying value of the FB Royalty Securitization Notes was $212.7 million (net of debt offering costs of $2.5 million and original issue discount of $5.8 million). The Company recognized interest expense on the FB Royalty Securitization Notes of $11.3 million for the year ended December 25, 2022, respectively, which includes $0.6 million for amortization of debt offering costs, and $0.6 million for amortization of the original issue discount. The average annualized effective interest rate of the FB Royalty Securitization Notes, including the amortization of debt offering costs and original issue discount, was 6.3% for the time the debt was outstanding during the year ended December 25, 2022.
The FB Royalty Securitization Notes are generally secured by a security interest in substantially all the assets of FB Royalty and its subsidiaries.
GFG Royalty Securitization
In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC (“GFG Royalty”), a special purpose, wholly-owned subsidiary of the Company, completed the issuance and sale in a private offering (the “GFG Offering”) of three tranches of fixed rate senior secured notes. Net proceeds totaled $338.9 million, which consisted of the combined face amount of $350.0 million, net of debt offering costs of $6.0 million and original issue discount of $5.1 million. Substantially all of the proceeds were used to acquire GFG. Immediately following the closing of the acquisition of GFG, the Company contributed the franchising subsidiaries of GFG to GFG Royalty, pursuant to a Contribution Agreement.
On December 15, 2022, GFG Royalty issued an additional $113.5 million aggregate principal amount of three tranches of fixed rate senior secured notes as follows (in millions):

Closing Date	Class	Seniority	Principal Balance	Coupon	Final Legal Maturity Date
12/13/2022	A-2	Senior	$67.8	6.00%	7/25/2051
12/13/2022	B-2	Senior Subordinated	$20.2	7.00%	7/25/2051
12/13/2022	M-2	Subordinated	$25.5	9.50%	7/25/2051
Of the $113.5 million aggregate principal amount, $25.0 million was sold privately during the fourth quarter, resulting in net proceeds of $22.3 million (net of debt offering costs of $0.4 million and original issue discount of $2.3 million). The remaining $88.5 million in aggregate principal was issued to FAT Brands Inc. and has been eliminated in consolidation. In January 2023, an additional $40.0 million aggregate principal amount was sold privately, resulting in net proceeds of $34.8 million.
As of December 25, 2022, the carrying value of the GFG Securitization Notes was $364.4 million (net of debt offering costs of $4.7 million and original issue discount of $5.9 million). The Company recognized interest expense on the GFG Securitization Notes of $26.1 million for fiscal year ended December 25, 2022, which includes $1.2 million for amortization of debt offering costs and $1.1 million for amortization of the original issue discount. The average annualized effective interest rate of the GFG Securitization Notes, including the amortization of debt offering costs and original issue discount, was 7.5% during the fiscal year ended December 25, 2022.
The GFG Securitization Notes are generally secured by a security interest in substantially all the assets of GFG Royalty and its subsidiaries.
Twin Peaks Securitization
In connection with the acquisition of Twin Peaks, on October 1, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Twin Peaks I, LLC, of an aggregate principal amount of $250.0 million. The net proceeds from the sale of the Notes were used by the Company to finance the cash portion of the purchase price for the acquisition of Twin Peaks Buyer, LLC and its direct and indirect subsidiaries. Net proceeds totaled $236.9 million, which consisted of the combined face amount of $250.0 million, net of debt offering costs of $5.6 million and original issue discount of $7.5 million. Substantially all of the proceeds were used to acquire Twin Peaks. Immediately following the closing of the acquisition of Twin Peaks, the Company contributed the franchising subsidiaries of Twin Peaks to FAT Brands Twin Peaks I, LLC,, pursuant to a Contribution Agreement.
As of December 25, 2022, the carrying value of the Twin Peaks Securitization Notes was $240.4 million (net of debt offering costs of $4.2 million and original issue discount of $5.5 million). The Company recognized interest expense on the Twin Peaks Securitization Notes of $22.8 million for year ended December 25, 2022, which includes $1.6 million for amortization of debt offering costs and $1.1 million for amortization of the original issue discount. The effective interest rate of the Twin Peaks Securitization Notes, including the amortization of debt offering costs and original issue discount, was 9.1% during the year ended December 25, 2022.
The Twin Peaks Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Twin Peaks I, LLC, and its subsidiaries.
Fazoli's / Native Securitization
In connection with the acquisition of Fazoli's and Native Grill & Wings, on December 15, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Fazoli's Native I, LLC, of an aggregate principal amount of $193.8 million. Net proceeds totaled $180.6 million, which consisted of the combined face amount of $193.8 million, net of debt offering costs of $3.8 million and original issue discount of $9.4 million. The proceeds were used to close the acquisitions of Fazoli's and Native, and to provide working capital for the Company. Immediately following the closing of the acquisition of Fazoli's and Native, the Company contributed the franchising subsidiaries of these entities to FAT Brands Fazoli's Native I, LLC, pursuant to a Contribution Agreement. The Fazoli's-Native

Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Fazoli's Native I, LLC and its subsidiaries.
As of December 25, 2022, the carrying value of the Fazoli's-Native Securitization Notes was $185.2 million (net of debt offering costs of $2.5 million and original issue discount of $6.0 million). The Company recognized interest expense on the Fazoli's-Native Securitization Notes of $17.6 million for the fiscal year ended December 25, 2022, which includes $1.2 million for amortization of debt offering costs and $3.4 million for amortization of the original issue discount. The effective interest rate of the Fazoli's-Native Securitization Notes, including the amortization of debt offering costs and original issue discount, was 9.1% during the year ended December 25, 2022.
The Fazoli's-Native Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Fazoli's Native I, LLC and its subsidiaries.
Terms and Debt Covenant Compliance
The 2021 FAT Royalty Securitization Notes, the 2021 GFG Royalty Securitization Notes, the 2021 Twin Peaks Securitization Notes, and the 2021 Fazoli's/Native Securitization Notes (collectively, the "Securitization Notes"), require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023, additional interest equal to 1.0% per annum will accrue on the then outstanding principal balance of each tranche. Principal payments, with an amount equal to 0.5% of the initial principal amount, will be made on the scheduled quarterly payment date on and following the anticipated call date, starting in October 2023.
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio, and (iii) senior leverage ratio. As of December 25, 2022, the Company was in compliance with these covenants.
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
As of December 25, 2022, the carrying value of the Elevation Note was $3.9 million which is net of the loan discount of $0.4 million and debt offering costs of $35,329. In June 2022, pursuant to the claw-back provision of the purchase agreement, the balance of the Elevation Note was reduced by $1.0 million to $6.5 million. The Company recognized interest expense relating to the Elevation Note during the fiscal year ended December 25, 2022 in the amount of $0.6 million, which included amortization of the loan discount of $0.2 million and amortization of $10,191 in debt offering costs. The Company recognized interest expense relating to the Elevation Note during the year ended December 26, 2021 in the amount of $0.7 million, which included amortization of the loan discount of $0.3 million and amortization of $10,000 in debt offering costs. The effective interest rate for the Elevation Note during the year ended December 25, 2022 was 20.2%.
The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all indebtedness of the Company arising under any agreement or instrument to which Company or any of its Affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment.
Equipment Financing (Twin Peaks)
During fiscal year 2022, an indirect subsidiary of the Company entered into certain equipment financing arrangements to borrow up to $1.0 million, the proceeds of which will be used to purchase certain equipment for a new Twin Peaks restaurant and to retrofit existing restaurants with equipment (the "Equipment Financing"). The Equipment Financing has maturity dates ranging from May 5, 2027 and March 7, 2029, and bear interest at fixed rates between 7.99% and 8.49% per annum. The Equipment Financing is secured by certain equipment of the Twin Peaks restaurant.

Construction Loan Agreement (Twin Peaks)
On July 12, 2022, an indirect subsidiary of the Company entered into a construction loan agreement, the proceeds of which were used for a new corporate Twin Peaks in Northlake, TX. The loan was paid in full in December 2022.

On December 5, 2022, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.5 million, the proceeds of which will be used for a new corporate Twin Peaks restaurant (the "Construction Loan"). The Construction Loan has an initial maturity of August 5, 2023, with an optional six-month extension, bearing interest at the greater of the 3-month Secured Overnight Financing Rate (SOFR) plus 360 basis points, or 8% per year, and is secured by land and building.

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

Scheduled Principal Maturities

Scheduled principal maturities of long-term debt and redemptions of redeemable preferred stock (Note 12) for the next five fiscal years are as follows (in millions):

Fiscal Year	Long-Term Debt	Redeemable Preferred Stock (Note 12)
2023	$49.6	$91.8
2024	$21.2	$—
2025	$21.4	$—
2026	$21.0	$—
2027	$20.2	$—

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
The Company may redeem the Series B Preferred Stock, in whole or in part, at the option of the Company, for cash, at the following redemption price per share, plus any unpaid dividends:
i.After July 16, 2022 and on or prior to July 16, 2023: $26.50 per share.
ii.After July 16, 2023 and on or prior to July 16, 2024: $26.00 per share.
iii.After July 16, 2024 and on or prior to July 16, 2025: $25.50 per share.
iv.After July 16, 2025: $25.00 per share.
As a result of the amended and restated terms of the Series B Cumulative Preferred Stock, the Company classified the Series B Preferred Stock as equity as of July 15, 2020.
In addition to the shares issued in the Offering, The Company concurrently engaged in the following transactions:
•The holders of the outstanding 57,140 shares of Original Series B Preferred became subject to the new terms of the Certificate of Designation. At the time of the amendment and restatement of the Certificate of Designation, the adjusted basis of the Original Series B Preferred on the Company’s books was $1.1 million, net of unamortized debt discounts and debt offering costs. As a result of the amendment and restatement of the Certificate of Designation, the recorded value of the new Series B Stock was $1.1 million with $0.3 million allocated to the 2020 Series B Offering Warrants, resulting in an aggregate loss on the exchange of $0.3 million. The original holders were also issued 3,537 shares of new Series B Preferred Shares in payment of $0.1 million accrued and outstanding dividends relating to the Original Series B Preferred at a price of $25.00 per share.
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

On August 25, 2021, the Company redeemed the final 80,000 shares of outstanding Series A Preferred Stock held by Trojan Investments, LLC, with a redemption value of $8.0 million, plus accrued dividends thereon in the amount of $1.6 million, in exchange for 478,199 shares of Series B Preferred Stock valued at $10.8 million. The Company recognized a loss on extinguishment of debt in the amount of $1.2 million resulting from the redemption of the Series A Preferred Stock. The loss on extinguishment of debt was recognized during the fourth quarter of 2021 and was deemed by the Company to be immaterial to the third quarter 2021 financial statements. Following this transaction, the Company no longer has outstanding shares of its

Series A Preferred Stock and has cancelled all shares. The Company had accounted for the Series A Preferred Stock as debt and recognized interest expense on the Series A Preferred Stock of $0.7 million for the fiscal year ended December 26, 2021.
On November 1, 2021, the Company closed an additional underwritten public offering of 1,000,000 shares of 8.25% Series B Cumulative Preferred Stock at a price of $18.00 per share. The net proceeds to the Company totaled $16.8 million (net of $1.2 million in underwriting discounts and other offering expenses).
As of December 25, 2022, the Series B Preferred Stock consisted of 3,252,154 shares outstanding with a balance of $45.5 million. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $6.6 million during the fiscal year ended December 25, 2022. As of December 26, 2021, the Series B Preferred Stock consisted of 3,221,471 shares outstanding with a balance of $55.7 million. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $4.1 million during the fiscal year ended December 26, 2021. These amounts do not include 5,936,638 shares of Series B Preferred Stock classified as redeemable preferred stock due to associated put options granted to the holders by the Company (see Note 12).

NOTE 12. REDEEMABLE PREFERRED STOCK

GFG Preferred Stock Consideration

On July 22, 2021, the Company completed the acquisition of GFG (Note 3). A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of December 25, 2022, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, the closing date of the redemption was extended from April 22, 2022 to July 23, 2023 and, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. In the fiscal year ended December 25, 2022, the Company paid $1.7 million for the accrued interest.

Twin Peaks Preferred Stock Consideration

On October 1, 2021, the Company completed the acquisition of Twin Peaks. A portion of the consideration paid included 2,847,393 shares of the Company’s Series B Cumulative Preferred Stock (the "Twin Peaks Preferred Stock Consideration") valued at $67.5 million.

On October 1, 2021, the Company and the Twin Peaks Seller entered into a Put/Call Agreement (the “Put/Call Agreement”) pursuant to which the Company was granted the right to call from the Twin Peaks Seller, and the Twin Peaks Seller was granted the right to put to the Company, the Initial Put/Call Shares at any time until March 31, 2022 for a cash payment of $42.5 million, and the Secondary Put/Call Shares at any time until September 30, 2022 for a cash payment of $25.0 million (the Initial Put/call Shares together with the Secondary Put/Call Shares total $67.5 million), plus any accrued but unpaid dividends on such shares. Unpaid balances, when due, accrue interest at a rate of 10.0% per annum until repayment is completed. On October 7, 2021, the Company received a put notice on the Initial Put/Call Shares and the Secondary Put/Call Shares.
On October 21, 2022, the Company entered into an Exchange Agreement with the Twin Peaks Seller and redeemed 1,821,831 shares of the Company’s 8.25% Series B Cumulative Preferred Stock at a price of $23.69 per share, plus accrued and unpaid dividends to the date of redemption in exchange for $46.5 million aggregate principal amount of secured debt ($43.2 million net of debt offering costs and original issue discount) as discussed in Note 10.
As of December 25, 2022, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration in the amount of $3.2 million during the year ended December 25, 2022.

NOTE 13. STOCKHOLDERS’ EQUITY AND DIVIDENDS ON COMMON STOCK

On August 16, 2021, the Company filed its Second Amended and Restated Certificate of Incorporation (the “Amended Certificate”) with the Secretary of State of the State of Delaware, which among other things, (i) authorized 50,000,000 shares of Class A Common Stock and 1,600,000 shares of Class B Common Stock, and (ii) reclassified the Company’s outstanding shares of Common Stock as Class A Common Stock as of such date (the "Recapitalization"). Prior to the Recapitalization, the Company’s authorized common shares totaled 51,600,000 in a single class.

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

As of December 25, 2022 and December 26, 2021, the total number of authorized shares of Class A and Class B common stock was 51,600,000. There were 15,300,870 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding at December 25, 2022, and 15,109,747 shares of Class A common stock and 1,270,805 shares of Class B common stock issued and outstanding at December 26, 2021.

Below are the changes to the Company’s common stock during the fiscal year ended December 25, 2022:

●	Warrants to purchase 36,362 shares of Class A common stock were exercised during the year ended December 25, 2022. The proceeds to the Company from the exercise of the warrants totaled $0.7 million.

●
The Company granted 150,000 restricted shares of Class A common stock to Board members. The shares vest over 3 years in equal installments at the anniversary date of grant. The value of the restricted stock grant was $1.2 million and will be amortized as compensation expense over the vesting period.

●
On January 11, 2022, the Board of Directors declared a cash dividend of $0.13 per share of Class A and Class B common stock, payable on March 1, 2022 to stockholders of record as of February 15, 2022, for a total of $2.2 million.

●
On April 12, 2022, the Board of Directors declared a cash dividend of $0.13 per share of Class A and Class B common stock, payable on June 1, 2022 to stockholders of record as of May 16, 2022, for a total of $2.1 million.

●
On July 12, 2022, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on September 1, 2022 to stockholders of record as of August 16, 2022, for a total of $2.3 million.

●
On October 25, 2022, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on December 1, 2022 to stockholders of record as of November 15, 2022, for a total of $2.3 million.

●
On May 3, 2022, one non-employee member of the Board of Directors elected to receive a portion of his compensation in shares of the Company’s Class A common stock in lieu of cash. As such, the Company issued a total of 4,761 shares of Class A common stock with a value of $30,000 to the electing director as consideration for accrued director's fees.

NOTE 14. SHARE-BASED COMPENSATION
Effective September 30, 2017, the Company adopted the 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan was amended on December 20, 2022 to increase the number of shares available for issuance under the Plan. The Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The Plan provides a maximum of 5,000,000 shares available for grant.
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for fiscal year ended December 25, 2022 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 26, 2021	2,791,785	$10.50	9.1
Grants	243,180	$7.09	7.1
Forfeited	(286,059)	$11.66	6.2
Expired	—	$—	—
Stock options outstanding at December 25, 2022	2,748,906	$10.06	8.3
Stock options exercisable at December 25, 2022	1,208,004	$7.75	7.8
The range of assumptions used in the Black-Scholes valuation model to value to options granted in 2022 are as follows:

Expected dividend yield	4.6% - 7.8%
Expected volatility	84.2%
Risk-free interest rate	1.3% - 4.0%
Expected term (in years)	6.0
During the year ended December 25, 2022 the Company granted a total of 150,000 restricted shares of its common stock to five Board members. During the year ended December 26, 2021 the Company granted a total of 300,000 restricted shares of its common stock to three employees (collectively, the “Grant Shares”). The Grant Shares vest one-third each year on the anniversary date of the grant. The grantees are entitled to any common dividends relating to the Grant Shares during the vesting period. The Grant Shares were valued at $1.2 million and $2.8 million as of the date of grant, respectively. The related compensation expense will be recognized over the vesting period.
The Company recognized share-based compensation expense in the amount of $7.7 million and $1.6 million during the fiscal years ended December 25, 2022 and December 26, 2021, respectively. As of December 25, 2022, there remains $6.8 million of share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.
NOTE 15. WARRANTS
As of December 25, 2022, the Company had issued outstanding warrants to purchase shares of its Class A common stock as follows:

Issue Date	Number of Warrants Outstanding	Commencement Date	Termination Date	Exercise Price	Value at Grant Date (in thousands)
06/07/2018	102,125	06/07/2018	06/07/2023	$7.12	$87
06/27/2018	25,530	06/27/2018	06/27/2023	$7.12	$25
07/03/2018	57,439	07/03/2018	07/03/2023	$7.12	$58
07/03/2018	22,230	07/03/2018	07/03/2023	$6.54	$26
06/19/2019	46,875	12/24/2020	06/19/2024	$7.27	N/A (1)
10/03/2019	60	10/03/2019	10/03/2024	$7.73	$—

07/16/2020	1,318,349	12/24/2020	07/16/2025	$3.76	$1,163
07/16/2020	18,648	12/24/2020	07/16/2025	$3.76	$64
	1,591,256

(1)	Values were not calculated at the issue date because the warrants were only exercisable in the event of a merger involving the Company and FCCG.
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
The Company’s activity in warrants to purchase Class A common stock for the fiscal year ended December 25, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 26, 2021	1,707,670	$4.72	3.2
Grants	—	$—	—
Exercised	(34,714)	$3.57	2.6
Cancelled	(81,700)	$13.35	—
Warrants outstanding at December 25, 2022	1,591,256	$3.88	2.4
Warrants exercisable at December 25, 2022	1,591,256	$3.88	2.4

(1)	Exercise price adjusted due to cash dividends and Class B stock dividend.
The Company’s warrant activity for the fiscal year ended December 26, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 27, 2020	2,273,533	$5.68	4.3
Grants	8,184	$3.76	3.6
Exercised	(571,198)	$3.85	3.5
Cancelled	(2,849)	$3.76	3.6
Warrants outstanding at December 26, 2021	1,707,670	$4.72	3.2
Warrants exercisable at December 26, 2021	1,707,670	$4.72	3.2
During the fiscal year ended December 25, 2022, a total of 34,714 warrants were exercised in exchange for 36,362 shares of common stock with net proceeds to the Company of $0.7 million.
The range of assumptions used to establish the initial value of the warrants using the Black-Scholes valuation model were as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	3.8 - 5.0

NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation and Investigations

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Defendants filed a motion to dismiss Plaintiffs’ complaint, which the Court denied in an oral ruling on February 11, 2022 and subsequent written order on May 25, 2022. On April 7, 2022, the Court entered a Scheduling Order setting forth the key dates and deadlines that will govern the litigation, including a discovery cutoff of March 24, 2023 and trial date of February 5-9, 2024. To date, the parties have engaged in substantial written discovery, though no depositions have been taken. On February 3, 2023, the Company’s board of directors appointed a Special Litigation Committee ("SLC"), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC's investigation. On February 17, 2023, the Court granted the SLC’s motion to stay. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). Argument on the Motion was heard on November 17, 2022 and again on February 23, 2023, and the Court took its decision under advisement. To date, the Court has not issued a ruling on the Motion, nor has the Court issued a scheduling order in this matter. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with the lawsuit and any related litigation or settlements amounts, which may be time-consuming, result in significant expense and divert the attention and resources of our management. An unfavorable outcome may exceed coverage provided under our insurance policies, could have an adverse effect on our financial condition and results of operations and could harm our reputation.

Robert J. Matthews, et al., v. FAT Brands, Inc., Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick (United States District Court for the Central District of California, Case No. 2:22-cv-01820)
On March 18, 2022, plaintiff Robert J. Matthews, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), alleging that the defendants are responsible for false and misleading statements and omitted material facts in the Company’s reports filed with the SEC under the 1934 Act related to the LA Times story published on February 19, 2022 about the company and its management. The plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. On April 25, 2022, Kerry Chipman, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick in the United States District Court for the Central Division of California, asserting substantially the same claims as those made by Matthews in the above-referenced lawsuit. On May 2, 2022, the Court entered an order consolidating the actions filed by Matthews and

Chipman under the caption In re FAT Brands Inc. Securities Litigation. On June 13, 2022, the Court appointed plaintiff Robert Matthews as lead plaintiff and The Rosen Law Firm, P.A., as lead counsel in the consolidated action. Plaintiffs filed their Consolidated Amended Complaint on June 27, 2022. On July 19, 2022, the parties entered into a stipulation to stay the litigation so that they could engage in voluntary mediation. In August 2022, after mediation, the Company reached an agreement in principle to settle this matter for a cash payment by the Company of $2.5 million and issuance of $0.5 million in Class A common stock. The Stipulation of Settlement and other documents pertinent to the settlement, along with a motion for preliminary approval thereof, were filed with the court on September 23, 2022. The Court granted the motion for preliminary approval on November 8, 2022, and on January 31, 2023, plaintiffs moved for final approval of the settlement and certification of the settlement class. The hearing on the motion for final approval is set for February 28, 2023, at 9:00 am PT. Upon final approval by the court, the settlement will provide a full release of all claims by the settlement class members against all defendants, including the Company and the named officers and directors, will expressly deny any liability, wrongdoing or responsibility by any of the defendants, and will result in the dismissal of the litigation with prejudice.

Government Investigations

In December 2021, the U.S. Attorney’s Office for the Central District of California (the “U.S. Attorney”) and the U.S. Securities and Exchange Commission (the “SEC”) informed the Company that they had opened investigations relating to the Company and our Chief Executive Officer, Andrew Wiederhorn, and were formally seeking documents and materials concerning, among other things, the Company’s December 2020 merger with Fog Cutter Capital Group Inc., transactions between those entities and Mr. Wiederhorn, as well as compensation, extensions of credit and other benefits or payments received by Mr. Wiederhorn or his family from those entities. Our Board of Directors has formed a Special Review Committee (the “SRC”) comprised of directors other than Mr. Wiederhorn to oversee a review of the issues raised by the U.S. Attorney and SEC investigations, reach findings and make a recommendation to the Board with respect to these matters. The SRC is authorized to review such documents and interview such persons, and retain legal counsel and other consultants on behalf of the Company, as the SRC deems necessary or appropriate to complete its review. The Company intends to cooperate with the U.S. Attorney and the SEC regarding these matters and is continuing to actively respond to inquiries and requests from the U.S. Attorney and the SEC. We believe that the Company is not currently a target of the U.S. Attorney’s investigation. At this stage, we are not able to reasonably estimate or predict the outcome or duration of either of the U.S. Attorney’s or the SEC’s investigations.
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-772-HE)
In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12.0 million to $22.0 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery, and the matter is scheduled for trial for October 2023. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
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
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 25, 2022, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
Operating Leases (See Also Note 9)
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

Our subsidiary, GFG Management, LLC, leases offices in Atlanta, Georgia comprising approximately 9,000 square feet under a lease expiring on March 1, 2023, and an approximately 16,000 square foot warehouse location under a lease expiring on May 31, 2024.
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

Our subsidiary, Fazoli's Holdings, LLC, leases offices located in Lexington, KY comprising approximately 19,200 square feet under a lease expiring on April 30, 2027.

Our subsidiary, Native Grill & Wings Franchising, LLC, leases offices located in Chandler, AZ comprising 5,825 square feet under a lease expiring on October 31, 2024.

In addition to the above locations, certain of our subsidiaries directly own and operate restaurant locations, substantially all of which are located in leased premises. As of December 25, 2022, we owned and operated approximately 130 restaurant locations.
The Company believes that its existing facilities are in good operating condition and adequate to meet current and foreseeable needs. Additional information related to the Company’s operating leases are disclosed in Note 9.
NOTE 17. GEOGRAPHIC INFORMATION AND MAJOR FRANCHISEES
Revenues by geographic area are as follows (in millions):

	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021
United States	$397.4	$108.6
Other countries	9.8	10.3
Total revenues	$407.2	$118.9
Revenues are shown based on the geographic location of our licensee restaurants. All of our owned restaurant assets are located in the United States.
During the fiscal years ended December 25, 2022 and December 26, 2021, no individual franchisee accounted for more than 10% of the Company's revenues.
NOTE 18. SUBSEQUENT EVENTS
In January 2023, the Company sold $40.0 million aggregate principal amount of secured debt as disclosed in Note 10.

FAT BRANDS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2022

	Dollars In Millions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Recoveries/Acquisitions	Balance at End of Period
Allowance for:
Trade notes and accounts receivable	$4.4	20.7	$—	$25.1

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

DATE	NAME AND TITLE

February 24, 2023	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer and Director (Principal Executive Officer)

February 24, 2023	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer (Principal Financial and Accounting Officer)

February 24, 2023	/s/ Edward Rensi
Edward Rensi, Director

February 24, 2023	/s/ Kenneth J. Anderson
Kenneth J. Anderson, Director

February 24, 2023	/s/ Lynne Collier
Lynne Collier, Director

February 24, 2023	/s/ Amy V. Forrestal
Amy V. Forrestal, Director

February 24, 2023	/s/ James Neuhauser
James Neuhauser, Executive Chairman

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference to			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation, filed on August 16, 2021	8-K	3.1	08/19/2021
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, filed on August 24, 2021	8-K	3.1	08/30/2021
3.3	Certificate of Increase of Series B Cumulative Preferred Stock, filed on September 15, 2021	8-K	3.1	09/16/2021
3.4	Certificate of Increase of Series B Cumulative Preferred Stock, filed on October 28, 2021	8-K	3.1	10/28/2021
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on December 20, 2022	8-K	3.1	12/23/2022
3.6	Amended and Restated Bylaws, effective as of February 21, 2023				X
4.1	Warrant Agency Agreement, dated July 16, 2020, between the Company and VStock Transfer, LLC, to act as the Warrant Agent (including the form of Warrant Certificate)	8-K	10.1	07/16/2020
4.2	Warrant to Purchase Common Stock, dated June 7, 2018, issued to Trojan Investments, LLC	10-Q	4.1	08/15/2018
4.3	Warrant to Purchase Common Stock, dated June 27, 2018, issued to Fog Cutter Capital Group, Inc.	10-Q	4.2	08/15/2018
4.4	Form of Warrants to Purchase Common Stock, dated July 3, 2018, issued to sellers of Hurricane AMT, LLC	8-K	4.1	07/10/2018
4.5	Warrant to Purchase Common Stock, dated July 3, 2018, issued to FB Lending, LLC	8-K	4.2	07/10/2018
4.6	Base Indenture, dated March 6, 2020, and amended and restated as of April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	04/26/2021
4.7	Series 2021-1 Supplement to the Base Indenture, dated April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee	8-K	4.2	04/26/2021
4.8	Series 2022-1 Supplement to the Base Indenture, dated July 6, 2022, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	10/25/2022
4.9	Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	07/26/2021

4.10	Series 2021-1 Supplement to the Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	07/26/2021
4.11	Series 2022-1 Supplement to the Base Indenture, dated December 15, 2022, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	01/31/2023
4.12	Base Indenture, dated October 1, 2021, by and between FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	10/06/2021
4.13	Series 2021-1 Supplement to the Base Indenture, dated October 1, 2021, by and between FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	10/06/2021
4.14	Base Indenture, dated December 15, 2021, by and among FAT Brands Fazoli’s Native I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	12/16/2021
4.15	Series 2021-1 Supplement to Base Indenture, dated December 15, 2021, by and among FAT Brands Fazoli’s Native I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	12/16/2021
4.16	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Form of Indemnification Agreement, dated October 20, 2017, between the Company and each director and executive officer	1-A	6.3	09/06/2017
10.2*	Amended and Restated 2017 Omnibus Equity Incentive Plan	Schedule 14A (proxy statement)	Appendix A	09/09/2021
10.3*	Amendment to 2017 Omnibus Equity Incentive Plan	Schedule 14A (proxy statement)	Appendix B	11/28/2022
10.4	Amended and Restated Office Lease, dated November 18, 2019, by and among Duesenberg Investment Company, LLC, Fatburger North America, Inc., Fog Cutter Capital Group Inc., and Fatburger Corporation	10-K	10.12	04/28/2020
10.5	Management Agreement, dated March 6, 2020, and amended and restated as of April 26, 2021, by and among FAT Brands Inc., FAT Brands Royalty I, LLC, each of the Securitization Entities named therein, and UMB Bank, N.A., as Trustee	8-K	10.2	04/26/2021
10.6	Management Agreement, dated July 22, 2021, by and among FAT Brands Inc., FAT Brands GFG Royalty I, LLC, each of the Franchise Entities named therein, and UMB Bank, N.A., as trustee	8-K	10.2	07/26/2021

10.7	Management Agreement, dated October 1, 2021, by and among FAT Brands Inc., FAT Brands Twin Peaks I, LLC, each of the Securitization Entities named therein, and UMB Bank, N.A., as trustee	8-K	10.2	10/06/2021
10.8	Management Agreement, dated December 15, 2021, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, each of the Guarantors named therein and UMB Bank, N.A., as trustee	8-K	10.2	12/16/2021
10.9	Back-Up Management and Consulting Agreement, dated December 15, 2021, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, each of the Guarantors named therein, UMB Bank, N.A., as trustee, and FTI Consulting, Inc., as back-up manager	8-K	10.3	12/16/2021
10.10	Guarantee and Collateral Agreement, dated April 26, 2021, by and among each of the Securitization Entities named therein, as Guarantors, in favor of UMB Bank, N.A., as Trustee	8-K	10.1	04/26/2021
10.11	Guarantee and Collateral Agreement, dated July 22, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	07/26/2021
10.12	Guarantee and Collateral Agreement, dated October 1, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	10/06/2021
10.13	Guarantee and Collateral Agreement, dated December 15, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	12/16/2021
10.14	Put/Call Agreement, dated July 22, 2021, by and between FAT Brands Inc. and LS Global Franchise L.P.	8-K	10.3	07/26/2021
10.15	Put/Call Agreement, dated October 1, 2021, by and between FAT Brands Inc. and Twin Peaks Holdings, LLC	8-K	10.3	10/06/2021
10.16	Exchange Agreement, dated October 21, 2022, by and between FAT Brands Inc. and Twin Peaks Holdings, LLC.	8-K	10.1	10/25/2022
10.17*	Employment Agreement, dated as of November 18, 2021, by and between FAT Brands Inc. and Andrew A. Wiederhorn	8-K	10.1	11/24/2021
10.18*	Letter Agreement, dated March 30, 2022, by and between FAT Brands Inc. and Kenneth J. Kuick	8-K	10.1	04/05/2022
10.19	ATM Sales Agreement, dated November 14, 2022, by and between FAT Brands Inc. and ThinkEquity LLC	8-K	10.1	11/14/2022
21.1	Significant Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document	X
(Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
(Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
(Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
(Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(Furnished)
•Indicates management contract or compensatory plan or arrangement.