Form 10-Q
period 2023-03-26
Fat Brands, Inc
filed 2023-05-09
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of April 26, 2023, there were 15,461,753 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
March 26, 2023

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 26, 2023	December 25, 2022
		Audited
Assets
Current assets
Cash	$46,188	$28,668
Restricted cash	26,368	25,375
Accounts receivable, net of allowances of $13,968 and $24,207 as of March 26, 2023 and December 25, 2022, respectively	26,925	23,880
Inventory	6,770	6,925
Assets classified as held-for-sale	4,033	4,767
Other current assets	6,639	6,086
Total current assets	116,923	95,701
Non-current restricted cash	14,735	14,720
Operating lease right-of-use assets	100,782	101,114
Goodwill	293,282	293,282
Other intangible assets, net	621,547	625,294
Property and equipment, net	77,850	79,189
Other assets	4,410	4,003
Total assets	$1,229,529	$1,213,303

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$20,069	$18,328
Accrued expenses and other liabilities	47,723	52,800
Deferred income, current portion	2,345	2,019
Accrued advertising	13,328	14,819
Accrued interest payable	17,995	13,241
Dividend payable on preferred shares	1,468	1,467
Liabilities related to assets classified as held-for-sale	3,420	4,084
Operating lease liability, current portion	14,934	14,815
Redeemable preferred stock, current portion	91,836	91,836
Long-term debt, current portion	28,631	49,611
Acquisition purchase price payable	4,000	4,000
Total current liabilities	245,749	267,020

Deferred income, net of current portion	20,820	21,698
Deferred income tax liabilities, net	28,299	27,181
Operating lease liability, net of current portion	95,402	95,620
Long-term debt, net of current portion	1,020,428	958,630
Other liabilities	12,676	2,332
Total liabilities	1,423,374	1,372,481

Commitments and contingencies (Note 13)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 3,272,980 shares issued and outstanding at March 26, 2023 and 3,252,154 shares issued and outstanding at December 25, 2022; liquidation preference $25 per share	44,131	45,504
Class A common stock and Class B common stock and additional paid-in capital as of March 26, 2023: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,612,627 shares issued and outstanding (Class A 15,341,822, Class B 1,270,805). Common stock and additional paid-in capital as of December 25, 2022: $0.0001 par value; 51,600,000 shares authorized; 16,571,675 shares issued and outstanding (Class A 15,300,870, Class B 1,270,805)	(27,183)	(26,015)
Accumulated deficit	(210,793)	(178,667)
Total stockholders’ deficit	(193,845)	(159,178)
Total liabilities and stockholders’ deficit	$1,229,529	$1,213,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022

Revenue
Royalties	$22,485	$20,898
Restaurant sales	62,601	58,077
Advertising fees	9,351	9,361
Factory revenues	9,165	8,179
Franchise fees	802	714
Other revenue	1,287	174
Total revenue	105,691	97,403

Costs and expenses
General and administrative expense	28,415	24,753
Cost of restaurant and factory revenues	59,087	54,799
Depreciation and amortization	7,116	6,561
Refranchising loss	159	548
Advertising fees	10,527	10,257
Total costs and expenses	105,304	96,918

Income from operations	387	485

Other (expense) income, net
Interest expense, net	(25,090)	(19,027)
Interest expense related to preferred shares	(5,043)	(1,999)
Other income, net	156	1,310
Total other expense, net	(29,977)	(19,716)

Loss before income tax provision	(29,590)	(19,231)

Income tax provision	2,536	4,524

Net loss	$(32,126)	$(23,755)

Basic and diluted loss per common share	$(1.95)	$(1.45)
Basic and diluted weighted average shares outstanding	16,487,119	16,388,471
Cash dividends declared per common share	$0.14	$0.13
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands)
For the Thirteen Weeks Ended March 26, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)
Net loss	—	—	—	—	—	—	—	—	—	—	(32,126)	(32,126)
Issuance of common and preferred stock	40,952	—	—	—	57	57	20,826	—	382	382	—	439
Share-based compensation	—	—	—	—	1,095	1,095	—	—	—	—	—	1,095
Dividends paid on common stock	—	—	—	—	(2,320)	(2,320)	—	—	—	—	—	(2,320)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,755)	(1,755)	—	(1,755)
Balance at March 26, 2023	15,341,822	1,270,805	$2	$—	$(27,185)	$(27,183)	3,272,980	$—	$44,131	$44,131	$(210,793)	$(193,845)

For the Thirteen Weeks Ended March 27, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$(52,479)	$(21,655)
Net loss	—	—	—	—	—	—	—	—	—	—	(23,755)	(23,755)
Issuance of common and preferred stock	21,850	—	—	—	61	61	—	—	18	18	—	79
Share-based compensation	—	—	—	—	2,112	2,112	—	—	—	—	—	2,112
Dividends declared on common stock	—	—	—	—	(2,128)	(2,128)	—	—	—	—	—	(2,128)
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	(1,652)	(1,652)	—	(1,652)
Exercise of Series B preferred stock put option	—	—	—	—	—	—	—	—	(4,107)	(4,107)	—	(4,107)
Balance at March 27, 2022	15,131,597	1,270,805	2	—	(24,794)	(24,792)	3,221,471	—	49,920	49,920	(76,234)	(51,106)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the Thirteen Weeks Ended March 26, 2023 and March 27, 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(32,126)	$(23,755)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	1,119	3,068
Depreciation and amortization	7,116	6,561
Share-based compensation	1,095	2,112
Accretion of loan fees and interest	4,978	2,634
Adjustments of purchase price liability	—	24
Provision for bad debts	(206)	185
Change in:
Accounts receivable	7,193	1,404
Inventory	155	(234)
Other current and noncurrent assets	(1,031)	439
Operating lease assets and liabilities	302	451
Deferred income	(551)	1,506
Accounts payable	1,741	(4,014)
Accrued expenses and other liabilities	(5,078)	(4,181)
Accrued advertising	(1,491)	1,462
Accrued interest payable	4,754	1,936
Other current and noncurrent liabilities	315	(731)
Total adjustments	20,411	12,622
Net cash used in operating activities	(11,715)	(11,133)

Cash flows from investing activities:
Purchases of property and equipment	(2,031)	(3,770)
Payments received on notes receivable	70	30
Net cash used in investing activities	(1,961)	(3,740)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	35,891	492
Repayments of borrowings	(51)	(236)
Proceeds from issuance of common and preferred shares	439	79
Dividends paid on redeemable preferred stock	—	(1,062)
Dividends paid on common shares	(2,320)	(2,128)
Dividends paid on preferred shares	(1,755)	(1,652)
Net cash provided by (used in) financing activities	32,204	(4,507)

Net increase (decrease) in cash and restricted cash	18,528	(19,380)
Cash and restricted cash at beginning of the period	68,763	99,921
Cash and restricted cash at end of the period	$87,291	$80,541

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,662	$14,978
Cash paid for income taxes	$321	$210
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of March 26, 2023, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of March 26, 2023, the Company had approximately 2,300 locations open and under construction, of which approximately 95% were franchised.
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
Liquidity
The Company recognized income from operations of $0.4 million and $0.5 million during the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively. The Company has a history of net losses and an accumulated deficit of $210.8 million as of March 26, 2023. Additionally, the Company had negative working capital of $128.8 million. Of this amount, $91.8 million represents the current portion of redeemable preferred stock as discussed in Note 9. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $46.2 million of unrestricted cash at March 26, 2023 and plans on the combination of cash flows from operations, cash on hand and $48.5 million of issued but not sold aggregate principal amount of fixed rate secured notes to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our revenues are derived primarily from two sales channels, franchised restaurants and company-owned locations, which we operate as one reportable segment.

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
Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years, as is the case for fiscal year 2023. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter.
Use of estimates in the preparation of the condensed consolidated financial statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include the determination of fair values of goodwill and other intangible assets, allowances for uncollectible notes receivable and accounts receivable, and the valuation allowance related to deferred tax assets. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Financial statement reclassification – Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications.
Recently Adopted Accounting Standards
In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this amendment is to enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. It requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASC No. 2022-02 for the fiscal year beginning December 26, 2022, which did not have an effect on the Company's condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaced the previous incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment was to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies had an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities were permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of an SRC and adopted the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, if applicable. The Company adopted ASU No. 2016-13 for the fiscal year beginning December 26, 2022. The adoption did not require an adjustment to retained earnings and did not have an effect on the Company's condensed consolidated financial statements.
NOTE 3. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, sell operating restaurants built or acquired by the Company in order to convert them to franchise locations or acquire existing franchised locations to resell them to another franchisee across all of its brands.

The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held-for-sale, and have been classified accordingly in the accompanying condensed consolidated balance sheets as of March 26, 2023 and December 25, 2022 (in millions):

	March 26, 2023	December 25, 2022

Property and equipment	$0.6	$0.7
Operating lease right-of-use assets	3.4	4.1
Total	$4.0	$4.8
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $3.4 million and $4.1 million have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of March 26, 2023 and December 25, 2022, respectively.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Restaurant costs and expenses, net of revenue	$0.3	$0.5
Gain on store sales or closures	(0.1)	—
Refranchising loss	$0.2	$0.5

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	March 26, 2023	December 25, 2022
Real estate	$69.0	$67.7
Equipment	27.2	26.5
	$96.2	$94.2
Accumulated depreciation	(18.3)	(15.0)
Property and equipment, net	$77.9	$79.2
Depreciation expense during the thirteen weeks ended March 26, 2023 and March 27, 2022 was $3.3 million and $2.9 million, respectively.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 25, 2022	$162.1	$293.3	$463.2
Amortization	(3.8)	—	—
March 26, 2023	$158.3	$293.3	$463.2
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	March 26, 2023			December 25, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$109.2	$(17.2)	$92.0	$109.2	$(14.8)	$94.4
Customer relationships	73.9	(9.5)	64.4	73.9	(8.1)	65.8
Other	2.1	(0.2)	1.9	2.1	(0.2)	1.9
	$185.2	$(26.9)	$158.3	$185.2	$(23.1)	$162.1

Non-amortizing intangible assets
Trademarks			463.2			463.2
Total amortizing and non-amortizing intangible assets, net			$621.5			$625.3
Amortization expense for the three months ended March 26, 2023 and March 27, 2022 was $3.8 million and $3.7 million, respectively.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2023	$11.2
2024	14.7
2025	14.5
2026	14.5
2027	14.5

NOTE 6. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Provision for income taxes	$2.5	$4.5
Effective tax rate	(8.6)%	(23.5)%

The difference between the statutory tax rate of 21% and the effective tax rate of (8.6)% and (23.5)% in the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.

NOTE 7. LEASES
The Company recognized lease expense of $4.8 million and $4.5 million for the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	March 26, 2023	December 25, 2022

Operating lease right-of-use assets	$100.8	$101.1
Right-of-use assets classified as held-for-sale	3.5	4.1
Total right-of-use assets	$104.3	$105.2

Operating lease liabilities	$110.3	$110.4
Lease liabilities related to assets held-for-sale	3.4	4.1
Total operating lease liabilities	$113.7	$114.5
The contractual future maturities of the Company’s operating lease liabilities as of March 26, 2023, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2023	$14.6
2024	16.0
2025	15.4
2026	14.1
2027	13.8
Thereafter	168.1
Total lease payments	$242.0
Less imputed interest	(128.3)
Total	$113.7

The current portion of the operating lease liability as of March 26, 2023 was $14.9 million.
Supplemental cash flow information for the thirteen weeks ended March 26, 2023 related to leases was as follows (in millions):

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$4.4	$4.3

NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

	March 26, 2023					December 25, 2022
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2023	4.75%	$139.8	$135.6	$135.3
GFG Royalty Securitization	7/25/2051	7/25/2023	6.00%	274.0	264.4	228.9
Twin Peaks Securitization	7/25/2051	7/25/2023	7.00%	150.0	148.1	147.5
Fazoli's/Native Securitization	7/25/2051	7/25/2023	6.00%	128.8	125.4	124.8
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2023	8.00%	46.6	45.3	45.2
GFG Royalty Securitization	7/25/2051	7/25/2023	7.00%	84.0	82.1	82.0
Twin Peaks Securitization	7/25/2051	7/25/2023	9.00%	50.0	48.0	47.3
Fazoli's/Native Securitization	7/25/2051	7/25/2023	7.00%	25.0	23.7	23.5
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2023	9.00%	34.6	32.3	32.1
GFG Royalty Securitization	7/25/2051	7/25/2023	9.50%	57.0	53.8	53.5
Twin Peaks Securitization	7/25/2051	7/25/2023	10.00%	50.0	46.7	45.5
Fazoli's/Native Securitization	7/25/2051	7/25/2023	9.00%	40.0	37.3	37.0
Total Securitized Debt				1,079.8	1,042.7	1,002.6
Elevation Note	7/19/2026	N/A	6.00%	4.0	3.5	3.9
Equipment Notes	5/5/2027 to 3/7/2029	N/A	7.99% to 8.49%	1.4	1.3	1.3
Twin Peaks Construction Loan	8/5/2023	N/A	8.00%	0.7	0.7	0.4
Twin Peaks Construction Loan II	1/9/2024	N/A	10.83%	0.8	0.8	—
Total Debt				$1,086.7	1,049.0	1,008.2
Current portion of long-term debt					(28.6)	(49.6)
Long-term Debt					$1,020.4	$958.6

Terms of Outstanding Debt
FB Royalty Securitization
On April 26, 2021, FAT Brands Royalty I, LLC ("FB Royalty"), a special purpose, wholly-owned subsidiary of FAT Brands Inc., completed the issuance and sale of three tranches of fixed rate secured notes with a total aggregate principal amount of $144.5 million.
On July 6, 2022, FB Royalty issued an additional $76.5 million aggregate principal amount of three tranches of fixed rate secured notes. Of the $76.5 million aggregate principal amount, $30.0 million was sold privately during the third quarter of 2022, resulting in net proceeds of $27.1 million (net of debt offering costs of $0.6 million and original issue discount of $2.3 million). The remaining $46.5 million in aggregate principal was sold privately on October 21, 2022, when the Company entered into an Exchange Agreement with the Twin Peaks sellers and redeemed 1,821,831 shares of the Company's 8.25% Series B Cumulative Preferred Stock at a price of $23.69 per share, plus accrued and unpaid dividends to the date of redemption, in exchange for $46.5 million aggregate principal amount of secured debt ($43.2 million net of debt offering costs and original issue discount).

Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock.

Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. As of March 26, 2023, the outstanding principal balance owned by the Twin Peaks sellers and subject to the put/call option was $18.4 million.
The FB Royalty securitization notes are generally secured by a security interest in substantially all the assets of FB Royalty and its subsidiaries.
GFG Royalty Securitization
In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC ("GFG Royalty"), a special purpose, wholly-owned subsidiary of FAT Brands, completed the issuance and sale in a private offering of three tranches of fixed rate secured notes with a total aggregate principal amount of $350.0 million. Immediately following the closing of the acquisition of GFG the Company contributed the franchising subsidiaries of GFG to GFG Royalty, pursuant to a Contribution Agreement.
On December 15, 2022, 2022, GFG Royalty issued an additional $113.5 million aggregate principal amount of three tranches of fixed rate secured notes. Of the $113.5 million aggregate principal amount, $25.0 million was sold privately during the fourth quarter of 2022. In January 2023, an additional $40.0 million aggregate principal amount was sold privately, resulting in net proceeds of $34.8 million. The remaining $48.5 million in aggregate principal was issued to FAT Brands, Inc., pending sale to third party investors, and has been eliminated in consolidation as of March 26, 2023.
The GFG Royalty securitization notes are generally secured by a security interest in substantially all the assets of GFG Royalty and its subsidiaries.
Twin Peaks Securitization
In connection with the acquisition of Twin Peaks on October 1, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Twin Peaks I, LLC, of three tranches of fixed rate secured notes with a total aggregate principal amount of $250.0 million. Immediately following the closing of the acquisition of Twin Peaks the Company contributed the franchising subsidiaries of Twin Peaks to FAT Brands Twin Peaks I, LLC, pursuant to a Contribution Agreement. The Twin Peaks securitization notes are generally secured by a security interest in substantially all the assets of FAT Brands Twin Peaks I, LLC and its subsidiaries.

Fazoli's / Native Securitization
In connection with the acquisition of Fazoli's and Native Grill & Wings on December 15, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, FAT Brands Fazoli's Native I, LLC, of three tranches of fixed rate secured notes with a total aggregate principal amount of $193.8 million. Immediately following the closing of the acquisition of Fazoli's and Native the Company contributed the franchising subsidiaries of these entities to FAT Brands Fazoli's Native I, LLC, pursuant to a Contribution Agreement. The Fazoli's/Native securitization notes are generally secured by a security interest in substantially all the assets of FAT Brands Fazoli's Native I, LLC and its subsidiaries.
Terms and Debt Covenant Compliance
The FAT Royalty securitization notes, the GFG Royalty securitization notes, the Twin Peaks securitization notes and the Fazoli's/Native securitization notes (collectively, the "Securitization Notes"), require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, unless repaid on or before July 25, 2023, additional interest equal to 1.0% per annum will accrue on the then outstanding principal balance of each tranche. Principal payments, with an amount equal to 0.5% of the initial principal amount, will be made on the scheduled quarterly payment date on and following the anticipated call date, starting in October 2023.
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of March 26, 2023, the Company was in compliance with these covenants.
Elevation Note
On June 19, 2019, the Company completed the acquisition of Elevation Burger. A portion of the purchase price included the issuance to the Seller of a convertible subordinated promissory note (the “Elevation Note”) with a principal amount of $7.5 million, bearing interest at 6.0% per annum and maturing in July 2026. The Elevation Note is convertible, under certain circumstances, into shares of the Company’s common stock at $12.00 per share. The annualized effective interest rate for the Elevation Note during the thirteen weeks ended March 26, 2023 was 21.5%.
The Elevation Note is a general unsecured obligation of Company and is subordinated in right of payment to all indebtedness of the Company arising under any agreement or instrument to which Company or any of its Affiliates is a party that evidences indebtedness for borrowed money that is senior in right of payment.
Equipment Financing (Twin Peaks)
During fiscal year 2022, an indirect subsidiary of the Company entered into certain equipment financing arrangements to borrow up to $1.4 million, the proceeds of which will be used to purchase certain equipment for a new Twin Peaks restaurant and to retrofit existing restaurants with equipment (the "Equipment Financing"). The Equipment Financing has maturity dates between August 10, 2027 and April 1, 2028, and bear interest at fixed rates between 7.99% and 8.49% per annum. The Equipment Financing is secured by certain equipment of the Twin Peaks restaurant.
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

On March 9, 2023, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.5 million, the proceeds of which will be used for a new corporate Twin Peaks in Sarasota, Florida (the "Sarasota Construction Loan"). The Sarasota Construction Loan has an initial maturity of January 9, 2024, with an optional three-month extension, bearing interest at the greater of the 3-month Overnight Financing Rate (SOFR) plus 575 basis points or 4% per year and is secured by land and building.

NOTE 9. REDEEMABLE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of March 26, 2023, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, the closing date of the redemption was extended from April 22, 2022 to July 23, 2023 and, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. In the fiscal quarter ended March 26, 2023, the Company paid $0.8 million for the accrued interest.

On March 9, 2023, the Company entered into an agreement with the second GFG seller who held 1,544,623 put preferred shares. Pursuant to the agreement, the closing date of the redemption was extended from April 22, 2022 to July 23, 2023 and, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable on the date of redemption.
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
On October 21, 2022, the Company entered into an Exchange Agreement with the Twin Peaks Seller and redeemed 1,821,831 shares of the Company’s 8.25% Series B Cumulative Preferred Stock at a price of $23.69 per share, plus accrued and unpaid dividends to the date of redemption in exchange for $46.5 million aggregate principal amount of secured debt ($43.2 million net of debt offering costs and original issue discount) as discussed in Note 8.
As of March 26, 2023, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration in the amount of $0.6 million during the fiscal quarter ended March 26, 2023.

NOTE 10. SHARE-BASED COMPENSATION
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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of March 26, 2023, there were 2,655,438 shares of stock options outstanding with a weighted average exercise price of $10.21.

There were no new grants during the thirteen weeks ended March 26, 2023.
The Company recognized share-based compensation expense in the amount of $1.1 million and $2.1 million during the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively. As of March 26, 2023, there remains $5.4 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.
NOTE 11. WARRANTS
The Company’s warrant activity for the thirteen weeks ended March 26, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 25, 2022	1,591,256	$3.88	2.4
Exercised	(24,046)	$3.23	2.3
Warrants outstanding and exercisable at March 26, 2023	1,567,210	$3.78	2.0
During the thirteen weeks ended March 26, 2023, 24,046 warrants were exercised in exchange for 40,952 shares of common stock with net proceeds to the Company of $0.4 million.
NOTE 12. COMMON STOCK
On January 3, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock, payable on March 1, 2023 to stockholders of record as of February 15, 2023, for a total of $2.3 million.
On November 14, 2022, we entered into an ATM Sales Agreement (the "Sales Agreement") with ThinkEquity LLC (the "Agent"), pursuant to which we may offer and sell from time to time through the Agent up to $21,435,000 maximum aggregate offering price of shares of our Class A Common Stock and/or 8.25% Series B Preferred Stock. During the first quarter of 2023, pursuant to the Sales Agreement, we sold and issued 20,826 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $17.95, paid the Agent commissions of $11,213 for such sales and received net proceeds of $362,544 (net of fees and commissions) for such sales.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Litigation and Investigations

James Harris and Adam Vignola, derivatively on behalf of FAT Brands Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the current and former majority stockholders of the Company, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Defendants filed a motion to dismiss Plaintiffs’ complaint, which the Court denied in an oral ruling on February 11, 2022 and subsequent written order on May 25, 2022. On April 7, 2022, the Court entered a Scheduling Order setting forth the key dates and deadlines that will govern the litigation, including a discovery cutoff of March 24, 2023 and trial date of February 5-9, 2024. To date, the parties have engaged in substantial written discovery, though no depositions have been taken. On February 3, 2023, the Company’s Board of Directors appointed a Special Litigation Committee ("SLC"), which retained independent counsel and moved for a six-month stay of the proceedings pending resolution of the SLC's investigation. On February 17, 2023, the Court granted the SLC’s motion to stay. On April 5, 2023, the Court granted Plaintiff's motion to lift the stay of the proceedings. On May 2, 2023, the Court entered a Second Amended Pre-Trial Scheduling Order resetting key dates and deadlines that will govern the litigation, including a fact discovery cutoff of August 4, 2023, and a trial date to be set sometime after May 10, 2023. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition and results of operations. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). Argument on the Motion was heard on November 17, 2022, and again on February 23, 2023, and the Court took its decision under advisement. The Court denied the motion on April 5, 2023. On May 2, 2023, the Court entered a pre-trial scheduling order setting key dates and deadlines that will govern the litigation, including a fact discovery cutoff of February 2, 2024, and a trial date to be set sometime after October 15, 2024. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition and results of operations. The lawsuit and any related litigation also may be time consuming and divert the attention and resources of our management.

Government Investigations

In December 2021, the U.S. Attorney’s Office for the Central District of California (the “U.S. Attorney”) and the U.S. Securities and Exchange Commission (the “SEC”) informed the Company that they had opened investigations relating to the Company and our former Chief Executive Officer, Andrew Wiederhorn, and were formally seeking documents and materials concerning, among other things, the Company’s December 2020 merger with Fog Cutter Capital Group Inc., transactions between those entities and Mr. Wiederhorn, as well as compensation, extensions of credit and other benefits or payments received by Mr. Wiederhorn or his family from those entities. From August 23, 2022 until March 28, 2023, our Board of Directors maintained a Special Review Committee (the “SRC”) comprised of directors other than Mr. Wiederhorn to oversee a review of the issues raised by the U.S. Attorney and SEC investigations. The Company intends to cooperate with the U.S. Attorney and the SEC regarding these matters and is continuing to actively respond to inquiries and requests from the U.S. Attorney and the SEC. We believe that the Company is not currently a target of the U.S. Attorney’s investigation. At this stage, we are not able to reasonably estimate or predict the outcome or duration of either of the U.S. Attorney’s or the SEC’s investigations.
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
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of March 26, 2023, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 14. GEOGRAPHIC INFORMATION
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
United States	$102.7	$95.4
Other countries	3.0	2.0
Total revenue	$105.7	$97.4
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the thirteen weeks ended March 26, 2023 and March 27, 2022, no individual franchisee accounted for more than 10% of the Company’s revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended March 26, 2023 and March 27, 2022, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to, COVID-19. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 24, 2023 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of March 26, 2023, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of March 26, 2023, the Company had approximately 2,300 locations open or under construction, of which approximately 95% were franchised.
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

Results of Operations
We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2023 fiscal year is a 53-week year. The 2022 fiscal year was a 52-week year.

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen weeks ended March 26, 2023 and March 27, 2022. Certain account balances from the prior period have been reclassified to conform to current period presentation.
(dollars in thousands)

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Statements of Operations Data:

Revenue
Royalties	$22,485	$20,898
Restaurant sales	62,601	58,077
Advertising fees	9,351	9,361
Factory revenues	9,165	8,179
Franchise fees	802	714
Other revenue	1,287	174
Total revenue	105,691	97,403

Costs and expenses
General and administrative expense	28,415	24,753
Cost of restaurant and factory revenues	59,087	54,799
Depreciation and amortization	7,116	6,561
Refranchising loss	159	548
Advertising fees	10,527	10,257
Total costs and expenses	105,304	96,918

Income from operations	387	485

Total other expense, net	(29,977)	(19,716)

Loss before income tax provision	(29,590)	(19,231)

Income tax provision	2,536	4,524

Net loss	$(32,126)	$(23,755)
For the Thirteen Weeks Ended March 26, 2023 and March 27, 2022:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $8.3 million, or 8.5%, in the first quarter of 2023 to $105.7 million compared to $97.4 million in the same period of 2022, driven by increased same store sales and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising loss and advertising fees. Costs and expenses increased $8.4 million, or 8.7%, in the first quarter of 2023 to $105.3 million compared to the same period in the prior year, primarily due to increased activity from Company owned restaurants and the Company's factory, as well as professional fees related to certain litigation matters.

General and administrative expense increased $3.7 million, or 14.8%, in the first quarter of 2023 compared to the same period in the prior year, primarily due to increased professional fees related to pending litigation.
Cost of restaurant and factory revenues increased $4.3 million, or 7.8%, in the first quarter of 2023, primarily due to higher company-owned restaurant and dough factory revenues.
Depreciation and amortization increased $0.6 million, or 8.5% in the first quarter of 2023 compared to the same period in the prior year, primarily due to depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net loss in the first quarter of 2023 of $0.2 million was comprised of $0.1 million in net gains related to the sale or closure of refranchised restaurants, offset by $0.3 million in restaurant operating costs, net of food sales. Refranchising loss in the first quarter of 2022 of $0.5 million was comprised of restaurant operating costs, net of food sales.
Advertising expenses increased $0.3 million in the first quarter of 2023 compared to the prior year period. These expenses vary in relation to advertising revenues.
Total other expense, net, for the first quarter of 2023 and 2022 was $30.0 million and $19.7 million, respectively, which is inclusive of interest expense of $30.1 million and $21.0 million, respectively. This increase is due to new debt offerings which occurred in the second half of fiscal year 2022.
Income tax provision – The effective rate was (8.6)% and (23.5)% for the first quarter of 2023 and 2022, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the thirteen weeks ended March 26, 2023 consisted of cash on hand at the beginning of the period and net proceeds of $34.8 million from the sale of secured debt as discussed in Note 8 of the accompanying condensed consolidated financial statements.
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

Comparison of Cash Flows
Our cash and restricted cash balance was $87.3 million as of March 26, 2023, compared to $68.8 million as of December 25, 2022.
The following table summarizes key components of our condensed consolidated cash flows for the 13 weeks ended March 26, 2023 and March 27, 2022:
For the Thirteen Weeks Ended
(in millions)

	March 26, 2023	March 27, 2022
Net cash used in operating activities	$(11.7)	$(11.1)
Net cash used in investing activities	(2.0)	(3.8)
Net cash provided by (used in) financing activities	32.2	(4.5)
Net cash flows	$18.5	$(19.4)
Operating Activities
Net cash used in operating activities increased $0.6 million in the thirteen weeks ended March 26, 2023 compared to 2022, primarily due to higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $2.0 million in the thirteen weeks ended March 26, 2023, compared to net cash used in investing activities of $3.8 million in the comparable period of 2022. The decrease was primarily due to the timing of purchases of property and equipment in connection with company-owned restaurants.
Financing Activities
Net cash provided by financing activities was $32.2 million in the thirteen weeks ended March 26, 2023 and was primarily comprised of proceeds from borrowings offset by dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
On January 3, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on March 1, 2023 to stockholders of record as of February 15, 2023, for a total of $2.3 million.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of March 26, 2023, we do not have any material commitments for capital expenditures.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 25, 2022. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 25, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 26, 2023, have concluded that, in regard to the segregation of duties and the financial close process, our Disclosure Controls and Procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended March 26, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Robert J. Matthews, et al., v. FAT Brands Inc., Andrew Wiederhorn, Ron Roe, Rebecca Hershinger and Ken Kuick (United States District Court for the Central District of California, Case No. 2:22-cv-01820). On February 28, 2023, the court entered an order granting final approval of the settlement agreement that the Company reached with the plaintiffs, which provided a full release of all claims by the settlement class members against all defendants, including the Company and the named officers and directors (without any admission of liability or wrongdoing), and resulted in the dismissal of the litigation with prejudice.
For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which Note is incorporated by reference in this Item 1.
ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on February 24, 2023, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in such factors discussed in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

31.1	Co-Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Co-Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

May 9, 2023	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer
(Principal Financial officer and duly authorized signatory for the registrant)