Form 10-Q
period 2023-06-25
Fat Brands, Inc
filed 2023-08-04
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of July 28, 2023, there were 15,424,709 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
June 25, 2023

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 25, 2023	December 25, 2022
		Audited
Assets
Current assets
Cash	$30,569	$28,668
Restricted cash	26,564	25,375
Accounts receivable, net of allowances of $11,814 and $24,207 as of June 25, 2023 and December 25, 2022, respectively	29,006	23,880
Inventory	6,254	6,925
Assets classified as held-for-sale	3,887	4,767
Other current assets	8,004	6,086
Total current assets	104,284	95,701
Non-current restricted cash	14,743	14,720
Operating lease right-of-use assets	101,587	101,114
Goodwill	293,282	293,282
Other intangible assets, net	617,755	625,294
Property and equipment, net	79,577	79,189
Other assets	4,613	4,003
Total assets	$1,215,841	$1,213,303

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$16,303	$18,328
Accrued expenses and other liabilities	51,156	52,800
Deferred income, current portion	1,862	2,019
Accrued advertising	14,032	14,819
Accrued interest payable	16,722	13,241
Dividend payable on preferred shares	1,278	1,467
Liabilities related to assets classified as held-for-sale	3,479	4,084
Operating lease liability, current portion	14,904	14,815
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	35,848	49,611
Acquisition purchase price payable	4,000	4,000
Total current liabilities	251,420	267,020

Deferred income, net of current portion	22,529	21,698
Deferred income tax liabilities, net	29,147	27,181
Operating lease liability, net of current portion	95,815	95,620
Long-term debt, net of current portion	1,018,494	958,630
Other liabilities	1,631	2,332
Total liabilities	1,419,036	1,372,481

Commitments and contingencies (Note 13)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 3,338,573 shares issued and outstanding at June 25, 2023 and 3,252,154 shares issued and outstanding at December 25, 2022; liquidation preference $25 per share	43,566	45,504
Class A common stock and Class B common stock and additional paid-in capital as of June 25, 2023: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,611,175 shares issued and outstanding (Class A 15,340,370, Class B 1,270,805). Common stock and additional paid-in capital as of December 25, 2022: $0.0001 par value; 51,600,000 shares authorized; 16,571,675 shares issued and outstanding (Class A 15,300,870, Class B 1,270,805)	(28,877)	(26,015)
Accumulated deficit	(217,884)	(178,667)
Total stockholders’ deficit	(203,195)	(159,178)
Total liabilities and stockholders’ deficit	$1,215,841	$1,213,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Revenue
Royalties	$22,751	$21,665	$45,236	$42,563
Restaurant sales	62,778	60,044	125,379	118,121
Advertising fees	9,668	9,568	19,019	18,929
Factory revenues	9,686	8,570	18,851	16,749
Franchise fees	763	1,295	1,565	2,009
Other revenue	1,118	1,643	2,405	1,817
Total revenue	106,764	102,785	212,455	200,188

Costs and expenses
General and administrative expense	9,947	20,841	38,362	45,437
Cost of restaurant and factory revenues	59,502	49,846	118,589	104,644
Depreciation and amortization	7,061	6,711	14,177	13,181
Refranchising loss	179	453	338	1,001
Acquisition costs	—	135	—	383
Advertising fees	11,610	11,596	22,137	21,853
Total costs and expenses	88,299	89,582	193,603	186,499

Income from operations	18,465	13,203	18,852	13,689

Other (expense) income, net
Interest expense	(20,008)	(18,998)	(45,098)	(38,026)
Interest expense related to preferred shares	(4,311)	(4,715)	(9,354)	(6,714)
Other income, net	109	2,071	265	3,381
Total other expense, net	(24,210)	(21,642)	(54,187)	(41,359)

Loss before income tax provision (benefit)	(5,745)	(8,439)	(35,335)	(27,670)

Income tax provision (benefit)	1,346	(251)	3,882	4,273

Net loss	$(7,091)	$(8,188)	$(39,217)	$(31,943)

Net loss	$(7,091)	$(8,188)	$(39,217)	$(31,943)
Dividends on preferred shares	(1,615)	(1,661)	(3,381)	(3,314)
	$(8,706)	$(9,849)	$(42,598)	$(35,257)

Basic and diluted loss per common share	$(0.53)	$(0.60)	$(2.58)	$(2.15)
Basic and diluted weighted average shares outstanding	16,522,379	16,405,108	16,521,590	16,396,896
Cash dividends declared per common share	$0.14	$0.13	$0.28	$0.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(dollars in thousands)
For the Twenty-Six Weeks Ended June 25, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)
Net loss	—	—	—	—	—	—	—	—	—	—	(39,217)	(39,217)
Issuance of common and preferred stock	39,500	—	—	—	209	209	86,419	—	1,443	1,443	—	1,652
Share-based compensation	—	—	—	—	1,572	1,572	—	—	—	—	—	1,572
Dividends paid on common stock	—	—	—	—	(4,643)	(4,643)	—	—	—	—	—	(4,643)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(3,381)	(3,381)	—	(3,381)
Balance at June 25, 2023	15,340,370	1,270,805	$2	$—	$(28,879)	$(28,877)	3,338,573	$—	$43,566	$43,566	$(217,884)	$(203,195)

For the Twenty-Six Weeks Ended June 26, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$(52,479)	$(21,655)
Net loss	—	—	—	—	—	—	—	—	—	—	(31,943)	(31,943)
Issuance of common and preferred stock	21,850	—	—	—	64	64	—	—	19	19	—	83
Share-based compensation	—	—	—	—	4,076	4,076	—	—	—	—	—	4,076
Dividends paid on common stock	—	—	—	—	(4,263)	(4,263)	—	—	—	—	—	(4,263)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(3,314)	(3,314)	—	(3,314)
Exercise of Series B preferred stock put option	—	—	—	—	—	—	—	—	(4,107)	(4,107)	—	(4,107)
Balance at June 26, 2022	15,131,597	1,270,805	2	—	(24,962)	(24,960)	3,221,471	—	48,259	48,259	(84,422)	(61,123)

For the Thirteen Weeks Ended June 25, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at March 26, 2023	15,341,822	1,270,805	$2	$—	$(27,185)	$(27,183)	3,272,980	$—	$44,131	$44,131	$(210,793)	$(193,845)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,091)	(7,091)
Issuance of common and preferred stock	(1,452)	—	—	—	152	152	65,593	—	1,050	1,050	—	1,202
Share-based compensation	—	—	—	—	477	477	—	—	—	—	—	477
Dividends paid on common stock	—	—	—	—	(2,322)	(2,322)	—	—	—	—	—	(2,322)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,615)	(1,615)	—	(1,615)

Balance at June 25, 2023	15,340,370	1,270,805	$2	$—	$(28,879)	$(28,877)	$3,338,573	$—	$43,566	$43,566	$(217,884)	$(203,195)
For the Thirteen Weeks Ended June 26, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at March 27, 2022	15,131,597	1,270,805	$2	$—	$(24,794)	$(24,792)	3,221,471	$—	$49,920	$49,920	$(76,234)	$(51,106)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,188)	(8,188)
Share-based compensation	—	—	—	—	1,964	1,964	—	—	—	—	—	1,964
Dividends paid on common stock	—	—	—	—	(2,132)	(2,132)	—	—	—	—	—	(2,132)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,661)	(1,661)	—	(1,661)

Balance at June 26, 2022	15,131,597	1,270,805	$2	$—	$(24,962)	$(24,960)	3,221,471	$—	$48,259	$48,259	$(84,422)	$(61,123)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the Twenty-Six Weeks Ended June 25, 2023 and June 26, 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(39,217)	$(31,943)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	1,966	3,256
Depreciation and amortization	14,177	13,181
Share-based compensation	1,572	4,076
Accretion of loan fees and interest	8,520	5,787
Adjustments of purchase price liability	—	48
Provision for bad debts	(12,395)	423
Change in:
Accounts receivable	7,267	(16,530)
Inventory	672	(405)
Other current and noncurrent assets	(2,670)	(420)
Operating lease assets and liabilities	85	377
Deferred income	674	1,959
Accounts payable	(2,025)	(3,924)
Accrued expenses and other liabilities	(1,644)	(1,231)
Accrued advertising	(788)	2,985
Accrued interest payable	3,481	483
Other current and noncurrent liabilities	(887)	(6,413)
Total adjustments	18,005	3,652
Net cash used in operating activities	(21,212)	(28,291)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,772)
Purchases of property and equipment	(7,026)	(10,523)
Payments received on notes receivable	143	1,647
Other	—	(192)
Net cash used in investing activities	(6,883)	(11,840)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	38,115	704
Repayments of borrowings	(535)	(514)
Proceeds from issuance of common and preferred shares	1,652	83
Dividends paid on redeemable preferred stock	—	(1,062)
Dividends paid on common shares	(4,643)	(4,263)
Dividends paid on preferred shares	(3,381)	(3,314)
Net cash provided by (used in) financing activities	31,208	(8,366)

Net increase (decrease) in cash and restricted cash	3,113	(48,497)
Cash and restricted cash at beginning of the period	68,763	99,921
Cash and restricted cash at end of the period	$71,876	$51,424

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,971	$32,430
Cash paid for income taxes	$675	$447
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of June 25, 2023, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of June 25, 2023, the Company had approximately 2,300 locations open and under construction, of which approximately 95% were franchised.
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
Liquidity
The Company recognized income from operations of $18.9 million and $13.7 million during the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively. The Company has a history of net losses and an accumulated deficit of $217.9 million as of June 25, 2023. Additionally, the Company had negative working capital of $147.1 million. Of this amount, $91.8 million represents redeemable preferred stock as discussed in Note 9. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $30.6 million of unrestricted cash at June 25, 2023 and plans on the combination of cash flows from operations, cash on hand, $92.7 million of issued but not sold aggregate principal amount of fixed rate secured notes and $63.5 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 8) to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022
Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years, as is the case for fiscal year 2023. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter.
Employee Retention Tax Credits - On March 27, 2020, the U.S. government enacted the Coronavirus Aid Relief and Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). During 2022, the Company filed with the Internal Revenue Service credits totaling $22.0 million, $10.1 million of which was filed during the thirteen and twenty-six weeks ended June 26, 2022. During the fourth quarter of 2022, in accordance with IAS 20, the Company fully reserved the amounts claimed until such time that it has been determined that the Company has reasonable assurance that the credits will be realized. During the thirteen weeks ended June 25, 2023, the Company reversed $12.7 million of its reserve as it determined there is reasonable assurance that it will be realized.
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
The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held-for-sale, and have been classified accordingly in the accompanying condensed consolidated balance sheets as of June 25, 2023 and December 25, 2022 (in millions):

	June 25, 2023	December 25, 2022

Property and equipment	$0.6	$0.7
Operating lease right-of-use assets	3.3	4.1
Total	$3.9	$4.8
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $3.5 million and $4.1 million have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of June 25, 2023 and December 25, 2022, respectively.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Restaurant costs and expenses, net of revenue	$0.2	$0.5	$0.4	$1.0
Gain on store sales or closures	—	—	(0.1)	—
Refranchising loss	$0.2	$0.5	$0.3	$1.0

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	June 25, 2023	December 25, 2022
Real estate	$73.6	$67.7
Equipment	25.4	26.5
	$99.0	$94.2
Accumulated depreciation	(19.4)	(15.0)
Property and equipment, net	$79.6	$79.2
Depreciation expense during the thirteen weeks ended June 25, 2023 and June 26, 2022 was $3.3 million and $3.0 million, respectively. Depreciation expense during the twenty-six weeks ended June 25, 2023 and June 26, 2022 was $6.7 million and $5.8 million, respectively.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 25, 2022	$162.1	$293.3	$463.2
Amortization	(7.5)	—	—
June 25, 2023	$154.6	$293.3	$463.2
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	June 25, 2023			December 25, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$109.2	$(19.4)	$89.8	$109.2	$(14.8)	$94.4
Customer relationships	73.9	(10.9)	63.0	73.9	(8.1)	65.8
Other	2.1	(0.3)	1.8	2.1	(0.2)	1.9
	$185.2	$(30.6)	$154.6	$185.2	$(23.1)	$162.1

Non-amortizing intangible assets
Trademarks			463.2			463.2
Total amortizing and non-amortizing intangible assets, net			$617.8			$625.3
Amortization expense for the thirteen weeks ended June 25, 2023 and June 26, 2022 was $3.8 million and $3.7 million, respectively. Amortization expense for the twenty-six weeks ended June 25, 2023 and June 26, 2022 was $7.5 million and $7.4 million, respectively.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2023	$7.5
2024	14.7
2025	14.5
2026	14.5
2027	14.5
Thereafter	88.9
Total	$154.6

NOTE 6. INCOME TAXES
The following table presents the Company’s provision (benefit) for income taxes (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Provision (benefit) for income taxes	$1.3	$(0.3)	$3.9	$4.3
Effective tax rate	(23.4)%	3.0%	(11.0)%	(15.4)%
The difference between the statutory tax rate of 21% and the effective tax rate of (23.4)% and (11.0)% in the thirteen weeks and twenty-six weeks ended June 25, 2023, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rate of 3.0% and (15.4)% in the thirteen weeks and twenty-six weeks ended June 26, 2022, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 7. LEASES
The Company recognized lease expense of $4.7 million and $4.8 million for the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively. The Company recognized lease expense of $9.5 million and $9.3 million for the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	June 25, 2023	December 25, 2022

Operating lease right-of-use assets	$101.6	$101.1
Right-of-use assets classified as held-for-sale	3.3	4.1
Total right-of-use assets	$104.9	$105.2

Operating lease liabilities	$110.7	$110.4
Lease liabilities related to assets held-for-sale	3.5	4.1
Total operating lease liabilities	$114.2	$114.5
The contractual future maturities of the Company’s operating lease liabilities as of June 25, 2023, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2023	$5.2
2024	15.5
2025	15.1
2026	13.8
2027	13.7
Thereafter	181.2
Total lease payments	$244.5
Less imputed interest	(133.8)
Total	$110.7

The current portion of the operating lease liability as of June 25, 2023 was $14.9 million.
Supplemental cash flow information for the twenty-six weeks ended June 25, 2023 related to leases was as follows (in millions):

	Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$8.8	$8.1
NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

	June 25, 2023					December 25, 2022
	Final Maturity	Anticipated Repayment Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$139.8	$135.9	$135.3
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	274.0	265.1	228.9
Twin Peaks Securitization	7/25/2051	1/25/2025	7.00%	150.0	148.4	147.5
Fazoli's/Native Securitization	7/25/2051	1/25/2025	6.00%	128.8	125.7	124.8
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	46.6	45.4	45.2
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	84.0	82.3	82.0
Twin Peaks Securitization	7/25/2051	1/25/2025	9.00%	50.0	48.3	47.3
Fazoli's/Native Securitization	7/25/2051	1/25/2025	7.00%	25.0	23.8	23.5
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	34.6	32.4	32.1
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	57.0	54.0	53.5
Twin Peaks Securitization	7/25/2051	1/25/2025	10.00%	50.0	47.1	45.5
Fazoli's/Native Securitization	7/25/2051	1/25/2025	9.00%	40.0	37.5	37.0
Total Securitized Debt				1,079.8	1,045.9	1,002.6
Elevation Note	7/19/2026	N/A	6.00%	3.5	3.5	3.9
Equipment Notes	5/5/2027 to 3/7/2029	N/A	7.99% to 8.49%	1.2	1.2	1.3
Twin Peaks Construction Loan	8/5/2023	N/A	8.00%	2.2	2.2	0.4
Twin Peaks Construction Loan II	1/9/2024	N/A	10.83%	1.5	1.5	—
Total Debt				$1,088.2	1,054.3	1,008.2
Current portion of long-term debt					(35.8)	(49.6)
Long-term Debt					$1,018.5	$958.6
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
Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock.

Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. As of June 25, 2023, the outstanding principal balance owned by the Twin Peaks sellers and subject to the put/call option was $18.4 million.
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
On December 15, 2022, GFG Royalty issued an additional $113.5 million aggregate principal amount of three tranches of fixed rate secured notes. Of the $113.5 million aggregate principal amount, $25.0 million was sold privately during the fourth quarter of 2022. In January 2023, an additional $40.0 million aggregate principal amount was sold privately, resulting in net proceeds of $34.8 million. The remaining $48.5 million in aggregate principal was issued to FAT Brands, Inc., pending sale to third party investors.
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
Terms and Debt Covenant Compliance
The FAT Royalty securitization notes, the GFG Royalty securitization notes, the Twin Peaks securitization notes and the Fazoli's/Native securitization notes (collectively, the "Securitization Notes"), require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis and, beginning July 26, 2023, additional interest equal to 1.0% per annum will accrue on the then outstanding principal balance of each tranche. Principal payments, with an amount equal to 0.5% of the initial principal amount, will be made on the scheduled quarterly payment date on and following the anticipated call date, starting in October 2023.
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of June 25, 2023, the Company was in compliance with these covenants.
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
FB Resid Holdings 1, LLC
On July 8, 2023, FB Resid Holdings I, LLC (“FB Resid”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the issuance of two tranches of fixed rate secured notes with a total aggregate principal amount of $150.0 million. Of the $150.0 million aggregate principal amount, $105.8 million was sold privately, resulting in net proceeds of $105.3 million. A portion of the proceeds was used to purchase $64.6 million of outstanding Securitization Notes, which will be held pending re-sale to third party investors. The remaining $44.2 million in aggregate principal of notes issued by FB Resid was issued to a wholly-owned subsidiary of FAT Brands, Inc., pending sale to third party investors.

NOTE 9. REDEEMABLE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of June 25, 2023, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. During the thirteen and twenty-six weeks ended June 25, 2023, the Company paid $0.9 million and $1.7 million of interest, respectively.

On March 9, 2023, the Company entered into an agreement with the second GFG seller who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable on the date of redemption.
Twin Peaks Preferred Stock Consideration

On October 1, 2021, the Company completed the acquisition of Twin Peaks. A portion of the consideration paid included 2,847,393 shares of the Company’s 8.25% Series B Cumulative Preferred Stock (the "Twin Peaks Preferred Stock Consideration") valued at $67.5 million.

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
As of June 25, 2023, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the thirteen weeks and twenty-six weeks ended June 25, 2023 in the amount of $0.6 million and $1.2 million, respectively.

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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of June 25, 2023, there were 2,929,954 shares of stock options outstanding with a weighted average exercise price of $9.49.

During the thirteen and twenty-six weeks ended June 25, 2023, the Company granted a total of 566,907 stock options under the Plan with a grant date fair value of $1.0 million. The related compensation expense will be recognized over the vesting period. There were no new grants during the twenty-six weeks ended June 26, 2022.
The Company recognized share-based compensation expense in the amount of $0.5 million and $1.9 million during the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively. The Company recognized share-based compensation expense in the amount of $1.6 million and $4.0 million during the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively. As of June 25, 2023, there remains $4.1 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.
NOTE 11. WARRANTS
The Company’s warrant activity for the twenty-six weeks ended June 25, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 25, 2022	1,591,256	$3.88	2.4
Granted	1,918	$3.01	2.1
Exercised	(84,432)	$3.16	2.1
Warrants outstanding and exercisable at June 25, 2023	1,508,742	$3.70	1.8
During the twenty-six weeks ended June 25, 2023, 84,432 warrants were exercised in exchange for 39,500 shares of common stock with net proceeds to the Company of $0.2 million.
NOTE 12. COMMON STOCK
On April 4, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock, payable on June 1, 2023 to stockholders of record as of May 15, 2023, for a total of $2,320,469.
On November 14, 2022, we entered into an ATM Sales Agreement (the "Sales Agreement") with ThinkEquity LLC (the "Agent"), pursuant to which we may offer and sell from time to time through the Agent up to $21,435,000 maximum aggregate offering price of shares of our Class A Common Stock and/or 8.25% Series B Preferred Stock. During the three months ended June 25, 2023 pursuant to the Sales Agreement, we sold and issued 65,593 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $15.31, paid the Agent commissions of $30,123 for such sales and received net proceeds of $1.0 million (net of fees and commissions) for such sales.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Litigation and Investigations

James Harris and Adam Vignola, derivatively on behalf of FAT Brands Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Defendants filed a motion to dismiss Plaintiffs’ complaint, which the Court denied in an oral ruling on February 11, 2022 and subsequent written order on May 25, 2022. On April 7, 2022, the Court entered a Scheduling Order setting forth the key dates and deadlines that would govern the litigation, including a discovery cutoff of March 24, 2023 and trial date of February 5-9, 2024. To date, the parties have engaged in substantial written discovery, though no depositions have been taken. On

February 3, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC's investigation, which the Court granted on February 17, 2023. On April 5, 2023, the Court granted Plaintiffs’ motion to lift the stay of the proceedings, and entered a Second Amended Pre-Trial Scheduling Order resetting key dates and deadlines, including a fact discovery cutoff of August 4, 2023, and a trial date to be set sometime after May 10, 2024. On May 4, 2023, a new SLC was appointed, and on May 8, 2023, the new SLC moved for a six-month stay of the action pending resolution of its investigation. Two days later, on May 10, 2023, the United States of America moved for a partial stay of discovery pending its own investigation. On May 31, 2023, the Court granted the United States of America’s Motion, except that it granted a six-month stay of all proceedings in the action, and on that basis deemed the SLC’s motion to be moot. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). Argument on the Motion was heard on November 17, 2022, and again on February 23, 2023, and the Court took its decision under advisement. The Court denied the motion on April 5, 2023. On May 2, 2023, the Court entered a pre-trial scheduling order setting key dates and deadlines that will govern the litigation, including a fact discovery cutoff of February 2, 2024, and a trial date to be set sometime after October 15, 2024. On July 21, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC’s investigation. The Court has yet to rule or issue a briefing schedule as to the SLC’s Motion to Stay. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

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
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-772-HE)
In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12.0 million to $22.0 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery. The court has vacated the current trial date and has not yet reset the trial date. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
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
SBN FCCG LLC v FCCGI (Supreme Court of the State of New York, County of New York, Index No. 650197/2023)
On January 13, 2023, SBN filed another complaint against FCCG in New York state court for an indemnification claim stemming from a lawsuit in Oklahoma City regarding the same lease portfolio formerly managed by Fog Cap, and a bankruptcy proceedings involving Fog Cap. SBN alleges that under a February 2008 stock purchase agreement, Fog Cutter is required to indemnify SBN and its affiliates. According to the complaint, SBN has, at the time of filing the complaint, incurred costs subject to indemnification of approximately $12 million. FCCG has filed a motion to dismiss the complaint, or alternatively to stay the case, which motion is currently pending before the court. We are unable at this time to express any opinion as to the outcome of this matter or as to the possible range of loss, if any.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of June 25, 2023, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 14. GEOGRAPHIC INFORMATION
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
United States	$105.1	$100.5	$207.9	$195.8
Other countries	1.7	2.3	4.6	4.4
Total revenue	$106.8	$102.8	$212.5	$200.2
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the twenty-six weeks ended June 25, 2023 and June 26, 2022, no individual franchisee accounted for more than 10% of the Company’s revenue.

NOTE 15. SUBSEQUENT EVENTS
In July 2023, the Company's subsidiary, FB Resid Holdings I, LLC, completed the sale to third parties of $105.8 million in aggregate principal amount of secured debt, as disclosed further in Note 8.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks and twenty-six weeks ended June 25, 2023 and June 26, 2022, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 24, 2023 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of June 25, 2023, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of June 25, 2023, the Company had approximately 2,300 locations open or under construction, of which approximately 95% were franchised.
Under our franchised business model, we generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. This asset light franchisor model provides the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk, such as long-term real estate commitments or capital investments. Our scalable management platform enables us to add new stores and restaurant concepts to our portfolio with minimal incremental corporate overhead cost, while taking advantage of significant corporate overhead synergies. The acquisition of additional brands and restaurant concepts as well as expansion of our existing brands are key elements of our growth strategy.
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

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen weeks and twenty-six weeks ended June 25, 2023 and June 26, 2022.
(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Statements of Operations Data:

Revenue
Royalties	$22,751	$21,665	$45,236	$42,563
Restaurant sales	62,778	60,044	125,379	118,121
Advertising fees	9,668	9,568	19,019	18,929
Factory revenues	9,686	8,570	18,851	16,749
Franchise fees	763	1,295	1,565	2,009
Other revenue	1,118	1,643	2,405	1,817
Total revenue	106,764	102,785	212,455	200,188

Costs and expenses
General and administrative expense	9,947	20,841	38,362	45,437
Cost of restaurant and factory revenues	59,502	49,846	118,589	104,644
Depreciation and amortization	7,061	6,711	14,177	13,181
Refranchising loss	179	453	338	1,001
Acquisition costs	—	135	—	383
Advertising fees	11,610	11,596	22,137	21,853
Total costs and expenses	88,299	89,582	193,603	186,499

Income from operations	18,465	13,203	18,852	13,689

Total other expense, net	(24,210)	(21,642)	(54,187)	(41,359)

Loss before income tax provision (benefit)	(5,745)	(8,439)	(35,335)	(27,670)

Income tax provision (benefit)	1,346	(251)	3,882	4,273

Net loss	$(7,091)	$(8,188)	$(39,217)	$(31,943)
For the Twenty-Six Weeks Ended June 25, 2023 and June 26, 2022:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $12.3 million, or 6.1%, in the first two quarters of 2023 to $212.5 million compared to $200.2 million in the same period of 2022, driven by system-wide sales growth and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising loss and advertising fees. Costs and expenses increased $7.1 million, or 3.8%, in the first two quarters of 2023 to $193.6 million compared to the same period in the prior year, primarily due to increased activity from Company owned restaurants and the Company's factory, as well as professional fees related to certain litigation matters.

General and administrative expense decreased $7.1 million, or 15.6%, in the first two quarters of 2023 compared to the same period in the prior year, primarily due to the recognition of $12.7 million in Employee Retention Credits during the second quarter of 2023, partially offset by professional fees related to certain litigation matters.
Cost of restaurant and factory revenues increased $13.9 million, or 13.3%, in the first two quarters of 2023, primarily due to higher company-owned restaurant and dough factory revenues and the recognition of $10.1 million in Employee Retention Credits recognized during the second quarter of 2022.
Depreciation and amortization increased $1.0 million, or 7.6% in the first two quarters of 2023 compared to the same period in the prior year, primarily due to depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net loss in the first two quarters of 2023 of $0.3 million was comprised of $0.4 million in restaurant operating costs, net of food sales, partially offset by $0.1 million in net gains related to the sale or closure of refranchised restaurants. Refranchising losses in the first half of 2022 were $1.0 million and were comprised of restaurant operating costs, net of food sales.
Advertising expenses increased $0.3 million in the first two quarters of 2023 compared to the prior year period. These expenses vary in relation to advertising revenues.
Total other expense, net, for the first two quarters of 2023 and 2022 was $54.2 million and $41.4 million, respectively, which is inclusive of interest expense of $54.5 million and $44.7 million, respectively. This increase is primarily due to new debt offerings which occurred in the second half of fiscal year 2022 and first quarter of 2023.
Income tax provision (benefit) – The effective rate was (11.0)% and (15.4)% for the first two quarters of 2023 and 2022, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
For the Thirteen Weeks Ended June 25, 2023 and June 26, 2022:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $4.0 million, or 3.9%, in the second quarter of 2023 to $106.8 million compared to $102.8 million in the same period of 2022, driven by by system-wide sales growth and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising loss and advertising fees. Costs and expenses decreased $1.3 million, or 1.4%, in the second quarter of 2023 to $88.3 million compared to the same period in the prior year. This decrease is due to the recognition of Employee Retention Credits, offset by increased activity from Company-owned restaurants and the Company's factory.
General and administrative expense decreased $10.9 million, or 52.3%, in the second quarter of 2023 compared to the same period in the prior year, primarily due to the recognition of $12.7 million in Employee Retention Credits during the second quarter of 2023, partially offset by professional fees related to certain litigation matters.
Cost of restaurant and factory revenues increased $9.7 million, or 19.4%, in the second quarter of 2023, primarily due to higher company-owned restaurant and dough factory revenues and the recognition of $10.1 million in Employee Retention Credits recognized during the second quarter of 2022.
Depreciation and amortization increased $0.4 million, or 5.2% in the second quarter of 2023 compared to the same period in the prior year, primarily due to depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net loss in the second quarter of 2023 of $0.2 million was comprised of restaurant operating costs, net of food sales. Refranchising losses in the second quarter of 2022 were $0.5 million and were comprised of restaurant operating costs, net of food sales.
Advertising expenses in the second quarter of 2023 were consistent with the prior year period. These expenses vary in relation to advertising revenues.

Total other expense, net, for the second quarter of 2023 and 2022 was $24.2 million and $21.6 million, respectively, which is inclusive of interest expense of $24.3 million and $23.7 million, respectively. This increase is primarily due to new debt offerings which occurred in the second half of fiscal year 2022 and first quarter of 2023.
Income tax provision (benefit) – The effective rate was (23.4)% and 3.0% for the second quarter of 2023 and 2022, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the twenty-six weeks ended June 25, 2023 consisted of cash on hand at the beginning of the period and net proceeds of $34.8 million from the sale of secured debt as discussed in Note 8 of the accompanying condensed consolidated financial statements.
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

Comparison of Cash Flows
Our cash and restricted cash balance was $71.9 million as of June 25, 2023, compared to $68.8 million as of December 25, 2022.
The following table summarizes key components of our condensed consolidated cash flows for the 26 weeks ended June 25, 2023 and June 26, 2022:
For the Twenty-Six Weeks Ended
(in millions)

	June 25, 2023	June 26, 2022
Net cash used in operating activities	$(21.2)	$(28.3)
Net cash used in investing activities	(6.9)	(11.9)
Net cash provided by (used in) financing activities	31.2	(8.4)
Net cash flows	$3.1	$(48.5)
Operating Activities
Net cash used in operating activities decreased $7.1 million in the twenty-six weeks ended June 25, 2023 compared to 2022, primarily due to the receipt of Employee Retention Credits in the first quarter of 2023, partially offset by higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $6.9 million in the twenty-six weeks ended June 25, 2023, compared to net cash used in investing activities of $11.9 million in the comparable period of 2022. The decrease was primarily due to 2022 acquisition activity that has not recurred in fiscal year 2023.
Financing Activities
Net cash provided by financing activities was $31.2 million in the twenty-six weeks ended June 25, 2023 and was primarily comprised of proceeds from borrowings offset by dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
On April 4, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on June 1, 2023 to stockholders of record as of May 15, 2023, for a total of $2,320,469.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of June 25, 2023, we do not have any material commitments for capital expenditures.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 25, 2023, have concluded that, in regard to the segregation of duties and the financial close process, our Disclosure Controls and Procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended June 25, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 25, 2023, no director or officer of the Company adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Bylaws, effective as of May 2, 2023	8-K	3.1	5/08/2023
31.1	Co-Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Co-Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

August 4, 2023	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)