Form 10-Q
period 2023-09-24
Fat Brands, Inc
filed 2023-10-31
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of October 24, 2023, there were 15,518,518 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
September 24, 2023

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 24, 2023	December 25, 2022
		Audited
Assets
Current assets
Cash	$87,990	$28,668
Restricted cash	34,421	25,375
Accounts receivable, net of allowances of $11,720 and $24,207 as of September 24, 2023 and December 25, 2022, respectively	24,085	23,880
Inventory	6,835	6,925
Assets classified as held-for-sale	3,719	4,767
Other current assets	6,039	6,086
Total current assets	163,089	95,701
Non-current restricted cash	16,426	14,720
Operating lease right-of-use assets	100,228	101,114
Goodwill	293,282	293,282
Other intangible assets, net	615,146	625,294
Property and equipment, net	82,688	79,189
Other assets	4,691	4,003
Total assets	$1,275,550	$1,213,303

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$18,417	$18,328
Accrued expenses and other liabilities	53,169	52,800
Deferred income, current portion	2,165	2,019
Accrued advertising	12,021	14,819
Accrued interest payable	19,185	13,241
Dividend payable on preferred shares	1,302	1,467
Liabilities related to assets classified as held-for-sale	3,338	4,084
Operating lease liability, current portion	14,701	14,815
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	45,228	49,611
Acquisition purchase price payable	4,000	4,000
Total current liabilities	265,362	267,020

Deferred income, net of current portion	20,871	21,698
Deferred income tax liabilities, net	26,996	27,181
Operating lease liability, net of current portion	94,833	95,620
Long-term debt, net of current portion	1,093,790	958,630
Other liabilities	2,419	2,332
Total liabilities	1,504,271	1,372,481

Commitments and contingencies (Note 13)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 3,460,252 shares issued and outstanding at September 24, 2023 and 3,252,154 shares issued and outstanding at December 25, 2022; liquidation preference $25 per share	43,798	45,504
Class A common stock and Class B common stock and additional paid-in capital as of September 24, 2023: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,766,514 shares issued and outstanding (Class A 15,495,709, Class B 1,270,805). Common stock and additional paid-in capital as of December 25, 2022: $0.0001 par value; 51,600,000 shares authorized; 16,571,675 shares issued and outstanding (Class A 15,300,870, Class B 1,270,805)	(29,979)	(26,015)
Accumulated deficit	(242,540)	(178,667)
Total stockholders’ deficit	(228,721)	(159,178)
Total liabilities and stockholders’ deficit	$1,275,550	$1,213,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Revenue
Royalties	$23,930	$22,833	$69,166	$65,396
Restaurant sales	62,578	61,352	187,957	179,473
Advertising fees	9,960	9,479	28,979	28,408
Factory revenues	9,323	7,839	28,174	24,588
Franchise fees	2,477	754	4,042	2,763
Other revenue	1,098	965	3,503	2,782
Total revenue	109,366	103,222	321,821	303,410

Costs and expenses
General and administrative expense	24,458	28,751	62,820	74,188
Cost of restaurant and factory revenues	59,168	55,257	177,757	159,901
Depreciation and amortization	7,040	6,895	21,217	20,076
Refranchising loss	408	122	746	1,123
Acquisition costs	—	—	—	383
Advertising fees	11,671	11,185	33,808	33,038
Total costs and expenses	102,745	102,210	296,348	288,709

Income from operations	6,621	1,012	25,473	14,701

Other (expense) income, net
Interest expense	(25,319)	(19,504)	(70,417)	(57,530)
Interest expense related to preferred shares	(4,417)	(4,967)	(13,771)	(11,681)
Net loss on extinguishment of debt	(2,723)	—	(2,723)	—
Other (expense) income, net	(128)	538	137	3,919
Total other expense, net	(32,587)	(23,933)	(86,774)	(65,292)

Loss before income tax (benefit) provision	(25,966)	(22,921)	(61,301)	(50,591)

Income tax (benefit) provision	(1,310)	516	2,572	4,789

Net loss	$(24,656)	$(23,437)	$(63,873)	$(55,380)

Net loss	$(24,656)	$(23,437)	$(63,873)	$(55,380)
Dividends on preferred shares	(1,794)	(1,661)	(5,175)	(4,975)
	$(26,450)	$(25,098)	$(69,048)	$(60,355)

Basic and diluted loss per common share	$(1.59)	$(1.52)	$(4.17)	$(3.67)
Basic and diluted weighted average shares outstanding	16,613,840	16,528,327	16,553,528	16,441,555
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Thirty-Nine Weeks Ended September 24, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)
Net loss	—	—	—	—	—	—	—	—	—	—	(63,873)	(63,873)
Issuance of common and preferred stock	194,839	—	—	—	348	348	208,098	—	3,469	3,469	—	3,817
Share-based compensation	—	—	—	—	2,668	2,668	—	—	—	—	—	2,668
Dividends paid on common stock	—	—	—	—	(6,980)	(6,980)	—	—	—	—	—	(6,980)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(5,175)	(5,175)	—	(5,175)
Balance at September 24, 2023	15,495,709	1,270,805	$2	$—	$(29,981)	$(29,979)	3,460,252	$—	$43,798	$43,798	$(242,540)	$(228,721)

For the Thirty-Nine Weeks Ended September 25, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$(52,479)	$(21,655)
Net loss	—	—	—	—	—	—	—	—	—	—	(55,380)	(55,380)
Issuance of common and preferred stock	31,399	—	—	—	90	90	—	—	27	27	—	117
Share-based compensation	160,000	—	—	—	6,116	6,116	—	—	—	—	—	6,116
Dividends paid on common stock	—	—	—	—	(6,585)	(6,585)	—	—	—	—	—	(6,585)
Issuance of common stock in lieu of cash - director fees	4,761	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(4,975)	(4,975)	—	(4,975)
Exercise of Series B preferred stock put option	—	—	—	—	—	—	—	—	(4,107)	(4,107)	—	(4,107)
Balance at September 25, 2022	15,305,907	1,270,805	$2	$—	$(25,218)	$(25,216)	3,221,471	$—	$46,606	$46,606	$(107,859)	$(86,469)

For the Thirteen Weeks Ended September 24, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at June 25, 2023	15,340,370	1,270,805	$2	$—	$(28,879)	$(28,877)	3,338,573	$—	$43,566	$43,566	$(217,884)	$(203,195)
Net loss	—	—	—	—	—	—	—	—	—	—	(24,656)	(24,656)
Issuance of common and preferred stock	155,339	—	—	—	139	139	121,679	—	2,026	2,026	—	2,165
Share-based compensation	—	—	—	—	1,096	1,096	—	—	—	—	—	1,096
Dividends paid on common stock	—	—	—	—	(2,337)	(2,337)	—	—	—	—	—	(2,337)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,794)	(1,794)	—	(1,794)
Balance at September 24, 2023	15,495,709	1,270,805	$2	$—	$(29,981)	$(29,979)	3,460,252	$—	$43,798	$43,798	$(242,540)	$(228,721)
For the Thirteen Weeks Ended September 25, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at June 26, 2022	15,131,597	1,270,805	$2	$—	$(24,962)	$(24,960)	3,221,471	$—	$48,259	$48,259	$(84,422)	$(61,123)
Net loss	—	—	—	—	—	—	—	—	—	—	(23,437)	(23,437)
Issuance of common and preferred stock	9,549	—	—	—	26	26	—	—	8	8	—	34
Share-based compensation	160,000	—	—	—	2,040	2,040	—	—	—	—	—	2,040
Dividends paid on common stock	—	—	—	—	(2,322)	(2,322)	—	—	—	—	—	(2,322)
Issuance of common stock in lieu of cash - director fees	4,761	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,661)	(1,661)	—	(1,661)
Balance at September 25, 2022	15,305,907	1,270,805	$2	$—	$(25,218)	$(25,216)	3,221,471	$—	$46,606	$46,606	$(107,859)	$(86,469)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Thirty-Nine Weeks Ended September 24, 2023 and September 25, 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(63,873)	$(55,380)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	(184)	3,438
Depreciation and amortization	21,217	20,076
Share-based compensation	2,668	6,116
Accretion of loan fees and interest	12,256	8,014
Adjustments of purchase price liability	—	(1,790)
Net loss on extinguishment of debt	2,723	—
Provision for bad debts	(1,437)	4,296
Change in:
Accounts receivable	13,491	(26,097)
Inventory	90	—
Other current and noncurrent assets	(858)	(2,374)
Operating lease assets and liabilities	287	3,866
Deferred income	(681)	2,551
Accounts payable	89	(6,575)
Accrued expenses and other liabilities	369	7,108
Accrued advertising	(2,799)	5,272
Accrued interest payable	5,944	1,916
Other current and noncurrent liabilities	(12,338)	(7,041)
Total adjustments	40,837	18,776
Net cash used in operating activities	(23,036)	(36,604)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,140)	(2,772)
Purchases of property and equipment	(13,427)	(13,356)
Payments received on notes receivable	218	1,693
Other	—	—
Net cash used in investing activities	(14,349)	(14,435)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	194,163	29,327
Repayments of borrowings	(78,366)	(720)
Change in operating lease liabilities	—	(2,885)
Proceeds from issuance of common and preferred shares	3,817	117
Dividends paid on redeemable preferred stock	—	(1,062)
Dividends paid on common shares	(6,980)	(6,585)
Dividends paid on preferred shares	(5,175)	(4,975)
Net cash provided by financing activities	107,459	13,217

Net increase (decrease) in cash and restricted cash	70,074	(37,822)
Cash and restricted cash at beginning of the period	68,763	99,921
Cash and restricted cash at end of the period	$138,837	$62,099

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,616	$46,488
Cash paid for income taxes	$802	$713
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of September 24, 2023, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of September 24, 2023, the Company had approximately 2,300 locations open and under construction, of which approximately 95% were franchised.
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
Liquidity
The Company recognized income from operations of $25.5 million and $14.7 million during the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively. The Company has a history of net losses and an accumulated deficit of $242.5 million as of September 24, 2023. Additionally, the Company had negative working capital of $102.3 million. Of this amount, $91.8 million represents redeemable preferred stock as discussed in Note 9. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $88.0 million of unrestricted cash at September 24, 2023 and plans on the combination of cash flows from operations, cash on hand, $139.9 million of issued but not sold aggregate principal amount of fixed rate secured notes and $78.4 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 8) to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

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
Employee Retention Tax Credits - On March 27, 2020, the U.S. government enacted the Coronavirus Aid Relief and Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). During 2022, the Company filed with the Internal Revenue Service credits totaling $22.0 million, $21.5 million of which was filed during the thirty-nine weeks ended September 25, 2022. During the fourth quarter of 2022, in accordance with IAS 20, the Company fully reserved the amounts claimed until such time that it has been determined that the Company has reasonable assurance that the credits will be realized. During the thirty-nine weeks ended September 24, 2023, the Company received $13.7 million of ERCs from the IRS and, therefore, reversed $13.7 million of its reserve.
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
The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held-for-sale, and have been classified accordingly in the accompanying condensed consolidated balance sheets as of September 24, 2023 and December 25, 2022 (in millions):

	September 24, 2023	December 25, 2022

Property and equipment	$0.7	$0.7
Operating lease right-of-use assets	3.0	4.1
Total	$3.7	$4.8
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $3.3 million and $4.1 million have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of September 24, 2023 and December 25, 2022, respectively.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Restaurant costs and expenses, net of revenue	$0.4	$0.1	$0.8	$1.1
Gains on store sales or closures	—	—	(0.1)	—
Refranchising loss	$0.4	$0.1	$0.7	$1.1

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	September 24, 2023	December 25, 2022
Real estate	$79.3	$67.7
Equipment	26.2	26.5
	$105.5	$94.2
Accumulated depreciation	(22.8)	(15.0)
Property and equipment, net	$82.7	$79.2
Depreciation expense during the thirteen weeks ended September 24, 2023 and September 25, 2022 was $3.2 million and $3.0 million, respectively. Depreciation expense during the thirty-nine weeks ended September 24, 2023 and September 25, 2022 was $9.9 million and $8.8 million, respectively.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 25, 2022	$162.1	$293.3	$463.2
Amortization	(11.3)	—	—
Acquisition	1.1	—	—
September 24, 2023	$151.9	$293.3	$463.2
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	September 24, 2023			December 25, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$109.2	$(21.7)	$87.5	$109.2	$(14.8)	$94.4
Customer relationships	73.9	(12.3)	61.6	73.9	(8.1)	65.8
Other	3.1	(0.3)	2.8	2.1	(0.2)	1.9
	$186.2	$(34.3)	$151.9	$185.2	$(23.1)	$162.1

Non-amortizing intangible assets
Trademarks			463.2			463.2
Total amortizing and non-amortizing intangible assets, net			$615.1			$625.3
Amortization expense for the thirteen weeks ended September 24, 2023 and September 25, 2022 was $3.8 million and $3.9 million, respectively. Amortization expense for the thirty-nine weeks ended September 24, 2023 and September 25, 2022 was $11.3 million and $11.3 million, respectively.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2023	$3.7
2024	14.7
2025	14.5
2026	14.5
2027	14.5
Thereafter	90.0
Total	$151.9

NOTE 6. INCOME TAXES
The following table presents the Company’s provision (benefit) for income taxes (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
(Benefit) provision for income taxes	$(1.3)	$0.5	$2.6	$4.8
Effective tax rate	5.0%	(2.3)%	(4.2)%	(9.5)%
The difference between the statutory tax rate of 21% and the effective tax rate of 5.0% and (4.2)% in the thirteen weeks and thirty-nine weeks ended September 24, 2023, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rate of (2.3)% and (9.5)% in the thirteen weeks and thirty-nine weeks ended September 25, 2022, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 7. LEASES
The Company recognized lease expense of $4.6 million for both the thirteen weeks ended September 24, 2023 and September 25, 2022. The Company recognized lease expense of $14.1 million and $13.9 million for the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	September 24, 2023	December 25, 2022

Operating lease right-of-use assets	$100.2	$101.1
Right-of-use assets classified as held-for-sale	3.0	4.1
Total right-of-use assets	$103.2	$105.2

Operating lease liabilities	$109.5	$110.4
Lease liabilities related to assets held-for-sale	3.3	4.1
Total operating lease liabilities	$112.8	$114.5
The contractual future maturities of the Company’s operating lease liabilities as of September 24, 2023, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2023	$2.6
2024	15.5
2025	15.1
2026	13.9
2027	13.8
Thereafter	181.3
Total lease payments	$242.2
Less: imputed interest	(132.7)
Total	$109.5

The current portion of the operating lease liability as of September 24, 2023 was $14.7 million.
Supplemental cash flow information for the thirty-nine weeks ended September 24, 2023 related to leases was as follows (in millions):

	Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$12.9	$12.2
NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

	September 24, 2023					December 25, 2022
	Final Maturity	Anticipated Repayment Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$139.8	$136.3	$135.3
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	276.8	268.5	228.9
Twin Peaks Securitization	7/25/2051	1/25/2025	7.00%	198.0	193.5	147.5
Fazoli's/Native Securitization	7/25/2051	1/25/2025	6.00%	128.8	126.2	124.8
FB Resid Securitization	7/25/2027		10.00%	52.9	52.6	—
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	43.1	42.2	45.2
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	75.5	74.0	82.0
Twin Peaks Securitization	7/25/2051	1/25/2025	9.00%	50.0	48.5	47.3
Fazoli's/Native Securitization	7/25/2051	1/25/2025	7.00%	18.0	17.3	23.5
FB Resid Securitization	7/25/2027		10.00%	52.9	52.6	—
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	19.6	18.6	32.1
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	47.3	44.9	53.5
Twin Peaks Securitization	7/25/2051	1/25/2025	10.00%	30.3	28.9	45.5
Fazoli's/Native Securitization	7/25/2051	1/25/2025	9.00%	25.1	23.8	37.0
Total Securitized Debt				1,158.1	1,127.9	1,002.6
Elevation Note	7/19/2026	N/A	6.00%	3.5	3.2	3.9
Equipment Notes	5/5/2027 to 3/7/2029	N/A	7.99% to 8.49%	1.2	1.2	1.3
Twin Peaks Construction Loan	8/5/2023	N/A	8.00%	2.2	4.0	0.4
Twin Peaks Construction Loan II	1/9/2024	N/A	10.83%	1.5	2.7	—
Total Debt				$1,166.5	1,139.0	1,008.2
Current portion of long-term debt					(45.2)	(49.6)
Long-term Debt					$1,093.8	$958.6

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
Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock.

Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. On July 13, 2023, pursuant to the Exchange Agreement, the Twin Peaks sellers exercised their put option. As of September 24, 2023, the outstanding principal balance owned by the Twin Peaks sellers and subject to the put/call option was $17.3 million.
The FB Royalty securitization notes are generally secured by a security interest in substantially all the assets of FB Royalty and its subsidiaries.
GFG Royalty Securitization
In connection with the acquisition of GFG, on July 22, 2021, FAT Brands GFG Royalty I, LLC ("GFG Royalty"), a special purpose, wholly-owned subsidiary of FAT Brands, completed the issuance and sale in a private offering of three tranches of fixed rate secured notes with a total aggregate principal amount of $331.7 million. Immediately following the closing of the acquisition of GFG the Company contributed the franchising subsidiaries of GFG to GFG Royalty, pursuant to a Contribution Agreement.
On December 15, 2022, GFG Royalty issued an additional $113.5 million aggregate principal amount of three tranches of fixed rate secured notes. Of the $113.5 million aggregate principal amount, $25.0 million was sold privately during the fourth quarter of 2022. In January 2023, an additional $40.0 million aggregate principal amount was sold privately, resulting in net proceeds of $34.8 million. On September 20, 2023, an additional $2.8 million aggregate principal amount was sold privately resulting in net proceeds of $2.5 million. The remaining $45.7 million in aggregate principal amount was issued to FAT Brands, Inc., pending sale to third party investors.
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
On September 8, 2023, FAT Brands Twin Peaks I, LLC issued an additional $98.0 million aggregate principal amount of two tranches of fixed rate secured notes to FAT Brands Inc., pending sale to third party investors. Of the $98.0 million aggregate principal amount, $48.0 million was sold privately during the third quarter of 2023 resulting in net proceeds of $45.2 million. A portion of the proceeds was used to purchase $14.9 million aggregate principal amount of outstanding Securitization Notes, which will be held pending re-sale to third party investors. In connection with the bonds repurchased, the Company recognized a $2.7 million net loss on extinguishment of debt. The remaining $50.0 million in aggregate principal of notes issued by FAT Twin Peaks I, LLC was issued to a wholly-owned subsidiary of FAT Brands, Inc., pending sale to third party investors.
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
Terms and Debt Covenant Compliance
The FAT Royalty securitization notes, the GFG Royalty securitization notes, the Twin Peaks securitization notes, the Fazoli's/Native securitization notes and the FB Resid notes (collectively, the "Securitization Notes") require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis. Beginning July 26, 2023, additional interest equal to 1.0% per annum and principal payments equal to 2.0% per annum of the initial principal amount on the FAT Royalty securitization notes, the GFG Royalty securitization notes, the Twin Peaks securitization notes and the Fazoli's/Native securitization notes will be made on the scheduled quarterly payment dates.
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of September 24, 2023, the Company was in compliance with these covenants.
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
NOTE 9. REDEEMABLE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of September 24, 2023, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. During the thirteen and thirty-nine weeks ended September 24, 2023, the Company paid $0.8 million and $2.5 million of interest, respectively.

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
As of September 24, 2023, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the thirteen weeks and thirty-nine weeks ended September 24, 2023 in the amount of $0.6 million and $1.8 million, respectively.

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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of September 24, 2023, there were 2,916,198 shares of stock options outstanding with a weighted average exercise price of $9.44.
During the thirteen and thirty-nine weeks ended September 24, 2023, the Company granted a total of 188,180 and 755,087 stock options under the Plan with a grant date fair value of $0.5 million and $1.5 million, respectively. The related compensation expense will be recognized over the vesting period. There were no new grants during the thirty-nine weeks ended September 25, 2022.
The Company recognized share-based compensation expense in the amount of $1.1 million and $2.0 million during the thirteen weeks ended September 24, 2023 and September 25, 2022, respectively. The Company recognized share-based compensation expense in the amount of $2.7 million and $6.1 million during the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively. As of September 24, 2023, there remains $3.2 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.
NOTE 11. WARRANTS
The Company’s warrant activity for the thirty-nine weeks ended September 24, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 25, 2022	1,591,256	$3.88	2.4
Granted	6,796	$3.01	1.8
Exercised	(209,047)	$3.08	1.8
Warrants outstanding and exercisable at September 24, 2023	1,389,005	$3.65	1.5
During the thirty-nine weeks ended September 24, 2023, 209,047 warrants were exercised in exchange for 194,839 shares of common stock with net proceeds to the Company of $0.3 million.

NOTE 12. COMMON STOCK
On July 11, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock, payable on September 1, 2023 to stockholders of record as of August 15, 2023, for a total of $2,337,176.
On November 14, 2022, we entered into an ATM Sales Agreement (the "Sales Agreement") with ThinkEquity LLC (the "Agent"), pursuant to which we may offer and sell from time to time through the Agent up to $21,435,000 maximum aggregate offering price of shares of our Class A Common Stock and/or 8.25% Series B Preferred Stock. During the three months ended September 24, 2023 pursuant to the Sales Agreement, the Company sold and issued 121,679 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $15.62, paid the Agent commissions of $57,003 for such sales and received net proceeds of $1.8 million (net of fees and commissions) for such sales.
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

James Harris and Adam Vignola, derivatively on behalf of FAT Brands Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). Argument on the Motion was heard on November 17, 2022, and again on February 23, 2023, and the Court took its decision under advisement. The Court denied the motion on April 5, 2023. On May 2, 2023, the Court entered a pre-trial scheduling order setting key dates and deadlines that will govern the litigation, including a fact discovery cutoff of February 2, 2024, and a trial date to be set sometime after October 15, 2024. On July 21, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC’s investigation. On August 10, 2023, the parties filed a stipulation to stay the case for six months, conditioned upon Defendants continuing to review the documents in response to Plaintiffs' First Requests for Production and to produce non-privileged responsive documents to the SLC and to Plaintiffs no later than December 1, 2023. The Court granted the stipulation the same day. In accordance with the stipulation, Defendants have been reviewing documents for production to the SLC and Plaintiffs. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

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
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of September 24, 2023, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.

NOTE 14. GEOGRAPHIC INFORMATION
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
United States	$106.4	$100.9	$314.2	$296.7
Other countries	3.0	2.3	7.6	6.7
Total revenue	$109.4	$103.2	$321.8	$303.4
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the thirty-nine weeks ended September 24, 2023 and September 25, 2022, no individual franchisee accounted for more than 10% of the Company’s revenue.
NOTE 15. SUBSEQUENT EVENTS
Acquisition of Barbeque Integrated, Inc.
On September 25, 2023, the Company completed the acquisition of Barbeque Integrated, Inc. from Barbeque Holding LLC. Barbeque Integrated Inc. is the operator of a chain of barbeque restaurants located in the Eastern and Midwest United States. The net purchase price was $31.8 million (after certain customary adjustments), comprised of cash, and is subject to further adjustments with respect to working capital, to be finalized no later than 75 days after closing.
Restaurant Properties Sale Leaseback Transaction

In the fourth quarter of 2023, the Company completed a sale leaseback transaction of a newly constructed restaurant property. The restaurant property was sold at the construction cost resulting in proceeds of $4.7 million with no gain or loss. The initial term of the lease is 20 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks and thirty-nine weeks ended September 24, 2023 and September 25, 2022, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 24, 2023 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of September 24, 2023, the Company owned seventeen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of September 24, 2023, the Company had approximately 2,300 locations open or under construction, of which approximately 95% were franchised.
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

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen weeks and thirty-nine weeks ended September 24, 2023 and September 25, 2022.
(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Statements of Operations Data:

Revenue
Royalties	$23,930	$22,833	$69,166	$65,396
Restaurant sales	62,578	61,352	187,957	179,473
Advertising fees	9,960	9,479	28,979	28,408
Factory revenues	9,323	7,839	28,174	24,588
Franchise fees	2,477	754	4,042	2,763
Other revenue	1,098	965	3,503	2,782
Total revenue	109,366	103,222	321,821	303,410

Costs and expenses
General and administrative expense	24,458	28,751	62,820	74,188
Cost of restaurant and factory revenues	59,168	55,257	177,757	159,901
Depreciation and amortization	7,040	6,895	21,217	20,076
Refranchising loss	408	122	746	1,123
Acquisition costs	—	—	—	383
Advertising fees	11,671	11,185	33,808	33,038
Total costs and expenses	102,745	102,210	296,348	288,709

Income from operations	6,621	1,012	25,473	14,701

Total other expense, net	(32,587)	(23,933)	(86,774)	(65,292)

Loss before income tax (benefit) provision	(25,966)	(22,921)	(61,301)	(50,591)

Income tax (benefit) provision	(1,310)	516	2,572	4,789

Net loss	$(24,656)	$(23,437)	$(63,873)	$(55,380)
For the Thirty-Nine Weeks Ended September 24, 2023 and September 25, 2022:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $18.4 million, or 6.1%, in the first three quarters of 2023 to $321.8 million compared to $303.4 million in the same period of 2022, driven by system-wide sales growth and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising net loss and advertising fees. Costs and expenses increased $7.6 million, or 2.6%, in the first three quarters of 2023 to $296.3 million compared to the same period in the prior year, primarily due to increased activity from Company owned restaurants and the Company's factory as well as professional fees related to certain litigation matters, partially offset by the recognition of Employee Retention Credits.

General and administrative expense decreased $11.4 million, or 15.3%, in the first three quarters of 2023 compared to $74.2 million in the same period in the prior year, primarily due to the recognition of $13.7 million in Employee Retention Credits during the first three quarters of 2023, partially offset by professional fees related to certain litigation matters.
Cost of restaurant and factory revenues increased $17.9 million, or 11.2%, in the first three quarters of 2023, primarily due to higher company-owned restaurant and dough factory revenues and the recognition of $11.7 million in Employee Retention Credits recognized during the first three quarters of 2022.
Depreciation and amortization increased $1.1 million, or 5.7% in the first three quarters of 2023 compared to the same period in the prior year, primarily due to depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net loss in the first three quarters of 2023 of $0.7 million was comprised of $0.8 million in restaurant operating costs, net of food sales, partially offset by $0.1 million in net gains related to the sale or closure of refranchised restaurants. Refranchising losses in the first three quarters of 2022 were $1.1 million and were comprised of restaurant operating costs, net of food sales.
Advertising expenses increased $0.8 million in the first three quarters of 2023 compared to the prior year period. These expenses vary in relation to advertising revenues.
Total other expense, net, for the first three quarters of 2023 and 2022 was $86.8 million and $65.3 million, respectively, which is inclusive of interest expense of $84.2 million and $69.2 million, respectively. This increase is primarily due to new debt offerings which occurred in the second half of fiscal year 2022 and first three quarters of 2023. Total other expense, net for the first three quarters of 2023 also consisted of a $2.7 million net loss on the extinguishment of debt.
Income tax (benefit) provision – The effective rate was (4.2)% and (9.5)% for the first three quarters of 2023 and 2022, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
For the Thirteen Weeks Ended September 24, 2023 and September 25, 2022:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $6.2 million, or 6.0%, in the third quarter of 2023 to $109.4 million compared to $103.2 million in the same period of 2022, driven by system-wide sales growth and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising net loss and advertising fees. Costs and expenses increased $0.5 million, or 0.5%, in the second quarter of 2023 to $102.7 million compared to the same period in the prior year. This increase is due to increased activity from Company owned restaurants and the Company's factory, as well as professional fees related to certain litigation matters.
General and administrative expense decreased $4.3 million, or 14.9%, in the third quarter of 2023 compared to the same period in the prior year, primarily due to the recognition of $1.0 million in Employee Retention Credits during the third quarter of 2023 and lower professional fees related to certain litigation matters.
Cost of restaurant and factory revenues increased $3.9 million, or 7.1%, in the third quarter of 2023, primarily due to higher company-owned restaurant and dough factory revenues and the recognition of $1.6 million in Employee Retention Credits recognized during the third quarter of 2022.
Depreciation and amortization increased $0.1 million, or 2.1% in the third quarter of 2023 compared to the same period in the prior year, primarily due to depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net loss in the third quarter of 2023 and 2022 of $0.4 million and $0.1 million, respectively, was comprised of restaurant operating costs, net of food sales.
Advertising expenses in the third quarter of 2023 increased $0.5 million compared to the prior year period. These expenses vary in relation to advertising revenues.
Total other expense, net, for the third quarter of 2023 and 2022 was $32.6 million and $23.9 million, respectively, which is inclusive of interest expense of $29.7 million and $24.5 million, respectively. This increase is primarily due to new debt offerings which occurred in the second half of fiscal year 2022 and first three quarters of 2023. Total other expense, net for the third quarter of 2023 also consisted of a $2.7 million net loss on extinguishment of debt.
Income tax (benefit) provision – The effective rate was 5.0% and (2.3)% for the second quarter of 2023 and 2022, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the thirty-nine weeks ended September 24, 2023 consisted of cash on hand at the beginning of the period and net proceeds of $109.3 million from the sale of secured debt as discussed in Note 8 of the accompanying condensed consolidated financial statements.
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

Comparison of Cash Flows
Our cash and restricted cash balance was $138.8 million as of September 24, 2023, compared to $68.8 million as of December 25, 2022.
The following table summarizes key components of our condensed consolidated cash flows for the 39 weeks ended September 24, 2023 and September 25, 2022:
For the Thirty-Nine Weeks Ended
(in millions)

	September 24, 2023	September 25, 2022
Net cash used in operating activities	$(23.0)	$(36.6)
Net cash used in investing activities	(14.3)	(14.4)
Net cash provided by financing activities	107.4	13.2
Net cash flows	$70.1	$(37.8)
Operating Activities
Net cash used in operating activities decreased $13.6 million in the thirty-nine weeks ended September 24, 2023 compared to 2022, primarily due to the receipt of Employee Retention Credits in the first and second quarter of 2023, partially offset by higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $14.3 million in the thirty-nine weeks ended September 24, 2023, compared to net cash used in investing activities of $14.4 million in the comparable period of 2022.
Financing Activities
Net cash provided by financing activities was $107.4 million in the thirty-nine weeks ended September 24, 2023 and was primarily comprised of proceeds from borrowings, partially offset by repurchases of previously issued securitized notes and dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
On July 11, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on September 1, 2023 to stockholders of record as of August 15, 2023, for a total of $2,337,176.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of September 24, 2023, we do not have any material commitments for capital expenditures.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 24, 2023, have concluded that, in regard to the segregation of duties and the financial close process, our Disclosure Controls and Procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended September 24, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitations Over Internal Controls
We do not expect that our Disclosure Controls and Procedures will prevent all erro
r and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of frauds, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 24, 2023, no director or officer of the Company adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

4.1	Base Indenture, dated July 10, 2023, by and among FB Resid Holdings I, LLC and UMB Bank, N.A., as trustee and securities intermediary, and consented to by the Controlling Class Representative and acknowledged by the Company	8-K	4.1	07/13/2023
4.2	Series 2023-1 Supplement to Base Indenture, dated July 10, 2023, by and among FB Resid Holdings I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	07/13/2023
10.1	Management Agreement, dated July 10, 2023, by and among FAT Brands Inc., FB Resid Holdings I, LLC, and UMB Bank, N.A., as trustee	8-K	10.1	07/13/2023
10.2	Separation, Cooperation, and Release Agreement, dated July 19, 2023, by and between FAT Brands Inc. and Andrew A. Wiederhorn	8-K	10.1	07/21/2023
10.3	Consulting Agreement, dated July 19, 2023, by and among FAT Brands Inc., Fog Cutter Consulting Corp. and Andrew A. Wiederhorn	8-K	10.2	07/21/2023
31.1	Co-Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Co-Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

October 31, 2023	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)