Form 10-K
period 2023-12-31
Fat Brands, Inc
filed 2024-03-12
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliated stockholders as of June 25, 2023 was approximately $55.2 million.
As of March 5, 2024, there were 15,694,786 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

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
Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond our control, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this Annual Report on Form 10-K, including under “Item 1A. Risk Factors,” and the other reports that we file with the SEC from time to time.
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

PART I
ITEM 1. BUSINESS
FAT Brands Inc. is a leading multi-brand restaurant company that develops, markets, acquires and manages quick service, fast casual, casual dining and polished casual dining restaurant concepts around the world. We operate primarily as a franchisor of restaurants, where we generally do not own or operate the restaurant locations but rather generate revenue by charging franchisees an initial franchise fee as well as ongoing royalties. This “asset light” franchisor model provides us with the opportunity for strong profit margins and an attractive free cash flow profile while minimizing restaurant operating company risk, such as long-term real estate commitments or capital investments. For some of our brands, we also directly own and operate restaurant locations in addition to franchising restaurants.

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

As of December 31, 2023, our franchisee base consisted of approximately 790 franchisees, who operated an aggregate of approximately 2,300 restaurants, including restaurants under construction. Additionally, we directly owned and operated approximately 190 restaurants as of such date. System wide sales of our franchised and owned locations during fiscal 2023 were $2.3 billion.
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
Our Concepts

As of December 31, 2023, we were the owner and franchisor of the following restaurant brands in four main categories – Quick Service, Fast Casual, Casual Dining and Polished Casual Dining.

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

●
Yalla Mediterranean. Founded in 2014, Yalla Mediterranean began as a Los Angeles, California based restaurant chain specializing in authentic, healthful, Mediterranean cuisine with an environmental conscience and focus on sustainability. The word “yalla”, which means “let’s go”, is embraced in every aspect of Yalla Mediterranean’s culture and is a key component of our concept, which is based on a healthful Mediterranean menu of wraps, plates and bowls in a fast-casual setting, with cuisine prepared fresh daily using, GMO-free, local ingredients. Due primarily to the COVID-19 pandemic and the emphasis on catering orders, all Yalla Mediterranean stores were closed during the pandemic. We are currently planning to redesign and reintroduce the brand with a rollout of new stores.

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

●
Ponderosa Steakhouse / Bonanza Steakhouse. Ponderosa Steakhouse, founded in 1965, and Bonanza Steakhouse, founded in 1963, offer the quintessential American steakhouse experience. Ponderosa and Bonanza Steakhouses offer guests a high-quality buffet and broad array of great tasting, affordably priced steak, chicken and seafood entrées. Buffets at Ponderosa and Bonanza Steakhouses feature a large variety of all you can eat salads, soups, appetizers, vegetables, breads, hot main courses and desserts. An additional variation of the brand, Bonanza Steak & BBQ, offers a full-service steakhouse with fresh farm-to-table salad bar and a menu showcasing flame-grilled USDA steaks and house-smoked BBQ, with contemporized interpretations of traditional American classics.

●
Native Grill & Wings. Based in Chandler, Arizona, Native Grill & Wings is a family-friendly sports grill with locations in Arizona, Illinois and Texas. Native Grill & Wings serves over 20 wing flavors that guests can order by the individual wing, as well as an extensive menu of pizza, burgers, sandwiches and salads.

Polished Casual Dining

●
Twin Peaks. Founded in 2005 in Dallas, Texas, Twin Peaks is a leading sports lodge-themed restaurant chain known for its scratch made food, 29-degree cold beer and all-female wait staff. Each Twin Peaks restaurant features a sports viewing experience in a comfortable mountain lodge atmosphere with a customized sports programming package provided by DirecTV. Menu items include smashed and seared to order burgers, in-house smoked ribs, street tacos and hand-breaded chicken wings. We currently franchise, and also directly own and operate, Twin Peaks restaurants in various states in the United States, and three international locations in Mexico.

●
Smokey Bones. The Masters of Meat. Smokey Bones Bar & Fire Grill is a full-service restaurant chain delivering great barbecue, award-winning ribs, perfectly seared steaks and memorable moments in 61 locations across 16 states. Smokey Bones serves lunch, dinner, and late night, and has a full bar featuring a variety of bourbons and whiskeys, a selection of domestic, import and local craft beers, and several signature handcrafted cocktails. Smokey Bones offers a variety of meats that are slow-smoked, fire-grilled, and available for dine-in, pick-up, online ordering, catering, and delivery.

Our Competitive Strengths
We believe that our competitive strengths include:
•Management Team Designed to Support Multiple Brands and Categories. As our business has expanded to 18 brands, we have developed a robust and comprehensive management and systems platform designed to support the expansion of our existing brands while enabling for the accretive and efficient acquisition and integration of additional restaurant concepts. We have distinct teams of managers focused on four main categories – Quick Service, Fast Casual, Casual Dining and Polished Casual Dining. Our platform is scalable and adaptable, allowing us to incorporate growth in existing brands and new concepts into the FAT Brands family with minimal incremental corporate costs.
•Strong Brands Aligned with FAT Brands Vision. We have an enviable track record of delivering Fresh, Authentic, and Tasty meals across our franchise system, with leading brands in four categories. Our Fatburger, Round Table Pizza, Twin Peaks, Smokey Bones, Johnny Rockets, Fazoli's and Buffalo’s concepts have built distinctive brand identities within their respective categories, providing made-to-order, high-quality food at competitive prices. The Ponderosa and Bonanza brands deliver an authentic American steakhouse experience. Hurricane Grill & Wings and Native Grill & Wings offer customers fresh chicken wings with an assortment of sauces and rubs in a casual dining atmosphere. Elevation Burger was the first organic burger chain, serving premium grass-fed beef patties and heart-healthy olive oil fries in a family and eco-friendly environment. Maintaining alignment with the FAT Brands vision across an expanding platform, we believe that our concepts appeal to a broad base of domestic and global consumers.
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
•Robust Franchisee Support. Our franchisees are our primary customers and we dedicate considerable resources and industry knowledge to promote their success. We offer our franchisees multiple support services such as public relations, supply chain assistance, site selection analysis, staff training and operational oversight and support. We develop and produce most marketing initiatives for our brands in-house, including advertising campaigns, product placements and social media / digital marketing. We have developed a diverse and loyal base of approximately 790 franchisees with restaurants located in 38 countries, including 49 states within the United States, without any excessive market concentration among the franchisees.
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

•Expand Our Factory Business. We operate a manufacturing facility in Atlanta, Georgia that supplies batter and pretzel mix to certain of our quick service restaurant brands and operates at approximately 40% capacity. We are executing a strategy to expand the facility's production by offering batter to other brand categories within our portfolio and by entering into third-party manufacturing contracts.

•Capitalize on Growth Opportunities in our Polished Casual Dining Category. Twin Peaks is a leading sports lodge-themed restaurant chain known for its scratch made food, 29-degree cold beer and all-female wait staff. Twin Peaks has grown from 85 units to 111 units since our acquisition of the brand in October 2021. We will pursue the continued growth of this brand through additional company-owned and franchised units.

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

•Optimize Capital Structure. In 2021, we funded our acquisition of restaurant brands primarily through the issuances of notes under four separate whole-business securitization facilities, which significantly reduced our net cost of capital compared with acquisitions that we consummated in prior years. In the future, we plan to refinance these notes and may seek an investment rating on a portion of the notes in order to further reduce our cost of capital. Additionally, we may consider selling or spinning off as standalone companies various assets.

•Continue Expanding FAT Brands Internationally. We have a significant global presence, with franchised stores in 38 countries, including 49 states within the United States. We believe that the appeal of our Fresh, Authentic, and Tasty concepts is global, and we are targeting further penetration of Middle Eastern and Asian markets, particularly through expanding and number of units of several of our existing brands.

•Acquire New Brands that Enhance Existing Categories. Our management platform was designed and developed to cost-effectively and seamlessly scale with new restaurant concept acquisitions, particularly those in our existing restaurant categories. We have identified additional categories of potential acquisitions that appeal to a broad base of U.S. and international customers and that would be accretive to our existing portfolio of brands.
Franchise Program
General. We utilize a franchise development strategy as our primary method for new store growth by leveraging the interest of our existing franchisees and those potential franchisees with an entrepreneurial spirit looking to launch their own business. We have a franchisee qualification and selection process to ensure that each franchisee meets our strict brand standards.

Franchise Agreements. Our current franchise agreements generally provide for an initial franchise fee ranging from $20,000 to $50,000 per store, and a typical royalty fee of between 0.75% to 7.0% of net sales. In addition, franchisees typically pay an advertising fee based on net sales for local marketing and brand marketing.
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
As of December 31, 2023, we had approximately 7,390 employees, including approximately 2,600 full time employees. This amount includes approximately 2,230 full time and 4,790 part time employees at restaurants which we own and operate. We have a diverse workforce and have initiated a program to enhance diversity, equity and inclusion among our employees and stakeholders, led by an executive level Diversity, Equity & Inclusion Officer. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, national origin, gender, gender identity, sexual orientation, protected veteran status, disability, age or any other legally protected status.
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
We have financed our acquisitions and operations through the issuance of notes by four special purpose, wholly-owned financing subsidiaries, which own substantially all of our operations. The Company acts as the manager of each of these subsidiaries under a Management Agreement and performs management, franchising, distribution, intellectual property and operational functions on behalf of the subsidiaries for which it receives a management fee. The aggregate principal balance of the indebtedness under our whole-business securitization facilities was $1.2 billion as of December 31, 2023. Subject to contractual restrictions, we and our financing subsidiaries may incur additional indebtedness for various purposes, including to fund future acquisitions, the construction of company-owned restaurants and operational needs. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the applicable Indentures for these facilities. If certain covenants are not met, the indebtedness under these facilities may become partially or fully due and payable on an accelerated schedule.  Our ability to meet the payment obligations under our debt depends on our ability to generate significant cash flow in the future. We cannot assure you that our business will generate cash flow from operations, or that other capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our Indentures and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets (if any) or seek to raise additional capital. If we are unable to implement one or more of these options, we may not be able to meet these payment obligations, and the imposition of remedies by the note holders could materially and adversely affect our business, financial condition and liquidity.
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
The sale of alcoholic beverages at Twin Peaks and Smokey Bones Restaurants subjects us to additional regulations and potential liability.

The Twin Peaks and Smokey Bones restaurants that we own and operate sell alcoholic beverages, and we are therefore required to comply with the alcohol licensing requirements of the federal government, states and municipalities where such restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, such licenses may be revoked and our Twin Peaks and Smokey Bones restaurants may be forced to terminate the sale of alcoholic beverages. Any termination of the sale of alcoholic beverages could have a significant negative impact on our revenues. Similarly, any reduction in state blood alcohol content limits on drivers, or laws relating to vehicle interlocking devices, could also have a significant negative impact on revenues of the Twin Peaks and Smokey Bones restaurants.

In certain states in which Twin Peaks and Smokey Bones restaurants are situated, we may be subject to dram shop statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us or our Twin Peaks and Smokey Bones operations are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations and financial condition. Adverse publicity resulting from these allegations may materially affect us and the Twin Peaks and Smokey Bones restaurants. In addition, it may not be possible to obtain adequate levels of insurance coverage in the future for alcohol related claims, and such coverage may not be available for reasonable insurance premiums.

The impact global and domestic economic conditions have on consumer discretionary spending and our costs of operations could materially adversely affect our financial performance.

Geopolitical and macroeconomic events have impacted consumer spending and our costs of operations and may continue to do so for some time in the future. Dining out is a discretionary expenditure that is influenced by domestic and global economic conditions, including, but not limited to: geopolitical instability, including armed conflicts, supply shortages, interest rates (including recent interest rates above historical norms), unemployment, significant cost inflation, health emergencies including the COVID-19 pandemic, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy. Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending. Any factor affecting consumer discretionary spending may influence customer traffic in our restaurants and average check amount, thus potentially having a material impact on our financial performance. Furthermore, negative economic conditions resulting from war, terrorist activities, global economic occurrences or trends or other geopolitical events or conflicts could cause consumers to make long-term changes to their discretionary spending behavior, whether on a temporary, extended or permanent basis. Reductions in staff levels and restaurant closures could result from prolonged negative economic conditions, which could materially adversely affect our business, financial condition or results of operations.
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
We currently have franchised restaurants in 38 countries, including 49 states within the United States, and we plan to continue to grow internationally. Expansion in international markets may be affected by local economic and market as well as geopolitical conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our growth and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include such issues as (but not limited to):
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
An increase in the costs of employee wages, benefits and insurance (including workers’ compensation, general liability, property and health) at our franchised and corporate owned restaurants could arise from an increase in the federal or state minimum wage or from general economic or competitive conditions. In addition, competition for qualified employees could compel us or our franchisees to pay higher wages to attract or retain key crew members, which could result in higher labor costs and decreased profitability. As more state and local jurisdictions implement minimum wage increases, we expect that labor costs will continue to increase. For example, California recently adopted a state-wide minimum wage of $20 per hour for employees of restaurants that are part of a national fast food chain effective April 1, 2024. The increased labor costs at certain of our franchised restaurants in California could impact their profitability and the desire to open new stores or renew their franchise agreements for existing stores and result in price increases, which could impact demand for our products or lead to operational changes. Further, the California law could prompt similar legislation in other states or localities. A material increase in labor expenses, as well as increases in general operating costs such as rent and energy, could adversely affect our franchisees’ profit margins, their sales volumes and their ability to remain in business, which would adversely affect our results of operations.
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

A broader standard for determining joint employer status recently adopted by the NLRB may adversely affect our business operations and increase our liabilities resulting from actions by our franchisees.

In October 2023, the National Labor Relations Board ("NLRB") issued a final rule adopting a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. Under the new standard, an entity, such as a franchisor, may be considered a joint employer of another entity’s employees if they share or codetermine one or more of the employees’ essential terms and conditions of employment, as defined in the new rule. The new standard considers the authority to control essential terms and conditions of employment, whether or not such control is exercised, and without regard to whether any such exercise of control is direct or indirect.

The final rule was scheduled to become effective on February 26, 2024, but was recently vacated by a federal district court in Texas. The court’s decision to vacate the rule may be appealed and the original rule could be restored by an appellate court. If the original rule is restored on appeal or a similar rule is adopted in the future by the NLRB, the joint employer standard could cause us to be considered a joint employer of our franchisees’ employees, which could cause us to be held liable or responsible for unfair labor practices, violations of wage and hour laws, and other violations by our franchisees, and require us to conduct collective bargaining negotiations regarding employees of our franchisees. The joint employer standard could also make it easier to organize our franchisees’ staff into labor unions, and provide the staff and their union representatives with bargaining power to request that our franchisees raise wages. The effects of these changes could require us to modify our business practices, and could result in increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil penalties.
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

Fog Cutter Holdings LLC controls approximately 55.5% of the voting power of our Common Stock and has significant influence over our corporate management and affairs and is able to control virtually all matters requiring stockholder approval, including election of directors and significant corporate transactions. Since a majority of the outstanding voting power of our capital stock is held by one entity, we are considered a “controlled company” under the corporate governance rules of The Nasdaq Stock Market LLC. Under these rules, we are not required to have a majority of our Board of Directors be independent, nor are we required to have a compensation committee or independent nominating function. It is possible that the interests of Fog Cutter Holdings LLC may, in some circumstances, conflict with our interests and the interests of our other stockholders.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our business is substantially dependent upon our computer systems, devices and networks to collect, process and store the data necessary to conduct most aspects of our business. We have developed and maintain a cybersecurity program, which includes people, processes, and technology aimed at defending our computer systems, devices and networks against increasingly sophisticated threats.

We recognize the importance of protecting both our information and operations from threats that could disrupt our business, put our assets at risk or compromise our customer and employee data. Our cybersecurity program is implemented and maintained using information security tools, policies and a dedicated team responsible for monitoring our networks, providing training to our employees, analyzing the evolution of new threats and strategies for mitigating such threats and seeking to continually harden our cybersecurity posture. The program is periodically exercised, reviewed, updated, and vetted through third-party audits, assessments, and tests with the goal of validating its effectiveness in reducing risk, as well as evaluating its compliance with legal and regulatory requirements. We assess, identify and manage our material risks from cybersecurity threats by employing the following:

•Identification of critical systems – we seek to identify which operational or information technology, if compromised or exploited, would result in operational disruption or data compromise. We aim to protect the entire environment at an enterprise level where practical, combined with additional layered, risk-based controls designed to safeguard against cybersecurity threats. This strategic, defense-in-depth, and risk-based approach to cybersecurity provides a methodology designed to identify, protect, detect, respond, and recover from cybersecurity incidents.

•Network segmentation – we use a combination of firewalls and routers to provide network segmentation seeking to provide us with network zone protection.

•Access controls – we leverage several security capabilities to attempt to enforce access, authorization and authentication to relevant systems, technology, and controls. A least-privilege methodology is applied for localized client workstations, servers, and applications. Security capabilities for access control include physical, administrative, and technical controls that combine to provide a defense-in-depth approach designed to protect our cyber assets from unauthorized use.

•Continuous monitoring, detection, and auditing – we employ various technologies, tactics, and procedures aimed to continuously monitor, baseline, and detect threats, and audit our network and systems. In addition, we use a combination of technology tools with outside managed security service providers designed to capture, analyze and respond to security anomalies.

•Patch management – we use a network vulnerability scanning tool that continually scans, and reports identified vulnerabilities in servers and workstations in certain networks. Vulnerability scanner reports are used to drive patching and remediation efforts and are also used as a tool to evaluate the effectiveness of efforts to seek to ensure patches are applied timely. Application and infrastructure subject matter experts subscribe to various third-party vendor security notifications to receive proactive notifications on, among other things, bugs, security flaws and mitigations, related to operational and information systems.

The above cybersecurity risk management processes are integrated into our overall risk management program. Cybersecurity threats are understood to be wide reaching and to intersect with various other enterprise risks. In addition to assessing our own cybersecurity preparedness, we also consider cybersecurity risks associated with our use of third-party service providers based on the potential impact of a disruption of the services to our operations and the sensitivity of data shared with the service providers.

We regularly engage independent third parties to periodically assess our cybersecurity posture. These assessments include penetration tests, purple team activities, health checks and point-specific technical cybersecurity assessments of key systems. Some of these assessments are performed with internal audit oversight and tested in regular intervals.

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, we are not aware of any previous cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A. Risk Factors for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.

Cybersecurity Governance

Our Board of Directors oversees the execution of our cybersecurity strategy and the assessment of cybersecurity risks, along with the actions that we take seeking to mitigate and address those cybersecurity risks. Our Chief Information Officer (CIO) oversees our cybersecurity activities and leads our team of cybersecurity professionals responsible for our cybersecurity program and is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents as part of our cybersecurity programs. Our CIO and other cybersecurity professionals provide periodic updates regarding cybersecurity risks to our Cyber Incident Response Steering Committee and Board of Directors.
ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, comprising approximately 15,000 square feet of space, pursuant to a lease that expires on September 29, 2025.

Our subsidiary, GFG Management, LLC, leases an approximately 16,000 square foot warehouse location in Atlanta, GA under a lease expiring on May 31, 2029.
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

In addition to the above locations, certain of our subsidiaries directly own and operate restaurant locations, substantially all of which are located in leased premises. As of December 31, 2023, we owned and operated 190 restaurant locations. The leases have remaining terms ranging from 1 month to 26.8 years.

We believe that our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs. Additional information related to our operating leases are disclosed in Note 9.
ITEM 3. LEGAL PROCEEDINGS
James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Defendants filed a motion to dismiss Plaintiffs’ complaint, which the Court denied in an oral ruling on February 11, 2022 and subsequent written order on May 25, 2022. On April 7, 2022, the Court entered a Scheduling Order setting forth the key dates and deadlines that would govern the litigation, including a discovery cutoff of March 24, 2023 and trial date of February 5-9, 2024. To date, the parties have engaged in substantial written discovery, though no depositions have been taken. On February 3, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC's investigation, which the Court granted on February 17, 2023. On April 5, 2023, the Court granted Plaintiffs’ motion to lift the stay of the proceedings, and entered a Second Amended Pre-Trial Scheduling Order resetting key dates and deadlines, including a fact discovery cutoff of August 4, 2023, and a trial date to be set sometime after May 10, 2024. On May 4, 2023, a new SLC was appointed, and on May 8, 2023, the new SLC moved for a six-month stay of the action pending resolution of its investigation. Two days later, on May 10, 2023, the United States of America moved for a partial stay of discovery pending its own investigation. On May 31, 2023, the Court granted the United States of America’s Motion, except that it granted a six-month stay of all proceedings in the action, and on that basis deemed the SLC’s motion to be moot. On December 4, 2023, the stay of all proceedings was extended through March 3, 2024, and on March 1, 2024, the stay of all proceedings was extended to June 3, 2024. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). Argument on the Motion was heard on November 17, 2022, and again on February 23, 2023, and the Court took its decision under advisement. The Court denied the motion on April 5, 2023. On May 2, 2023, the Court entered a pre-trial scheduling order setting key dates and deadlines that will govern the litigation, including a fact discovery cutoff of February 2, 2024, and a trial date to be set sometime after October 15, 2024. On July 21, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC’s investigation. On August 10, 2023, the parties filed a stipulation to stay the case for six months, conditioned upon Defendants continuing to review the documents in response to Plaintiffs' First Requests for Production and to produce non-privileged responsive documents to the SLC and to Plaintiffs no later than December 1, 2023. The Court granted the stipulation the same day. In accordance with the stipulation, Defendants produced documents to the SLC and Plaintiffs by the December 1, 2023 deadline. On February 7, 2024, the SLC requested, and the Court granted, an extension of the stay of all proceedings through May 6, 2024, granting the SLC an additional 90 days to complete its investigation. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Government Investigations

In December 2021, the U.S. Attorney’s Office for the Central District of California (the “U.S. Attorney”) and the U.S. Securities and Exchange Commission (the “SEC”) informed the Company that they had opened investigations relating to the Company and our former Chief Executive Officer, Andrew Wiederhorn, and were formally seeking documents and materials concerning, among other things, the Company’s December 2020 merger with Fog Cutter Capital Group Inc., transactions between those entities and Mr. Wiederhorn, as well as compensation, extensions of credit and other benefits or payments received by Mr. Wiederhorn or his family from those entities prior to the merger. From August 23, 2022 until March 28, 2023, our Board of Directors maintained a Special Review Committee comprised of directors other than Mr. Wiederhorn to oversee a review of the issues raised by the U.S. Attorney and SEC investigations. The Company intends to cooperate with the U.S. Attorney and the SEC regarding these matters and is continuing to actively respond to inquiries and requests from the U.S. Attorney and the SEC. At this stage, we are not able to reasonably estimate or predict the outcome or duration of either of the U.S. Attorney’s or the SEC’s investigations.

On February 15, 2024, the Company, Andrew Wiederhorn and one current and one former officer of the Company each received a “Wells Notice” from the Staff of the SEC. The Wells Notice issued to the Company alleges violations of Securities Act Section 17(a)(2), and Exchange Act Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(k), and 14(a) and Rules 10b-5(b), 12b-20, 13a-1, 13a-13, 14a-3, and 14a-9 thereunder, relating solely to conduct occurring during or prior to fiscal year 2020. A Wells Notice is neither a formal charge of wrongdoing nor a determination that the recipient has violated any law. The Company is continuing its efforts to cooperate with the SEC and maintains that its actions were appropriate, and intends to pursue the Wells Notice process, including submitting a formal response to the SEC.
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-772-HE)
In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12.0 million to $22.0 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery. The court has vacated the current trial date and has not yet reset the trial date. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet of FAT Brands relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
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
SBN FCCG LLC v FCCGI (Supreme Court of the State of New York, County of New York, Index No. 650197/2023)
On January 13, 2023, SBN filed another complaint against FCCG in New York state court for an indemnification claim stemming from a lawsuit in Oklahoma City regarding the same lease portfolio formerly managed by Fog Cap (the “OKC Litigation”), and a bankruptcy proceeding involving Fog Cap (the “Bankruptcy Proceeding”). SBN alleges that under a February 2008 stock purchase agreement, Fog Cutter is required to indemnify SBN and its affiliates. According to the complaint, SBN has, at the time of filing the complaint, incurred costs subject to indemnification of approximately $12 million. On March 11, 2024, the court issued an order granting FCCG’s motion to dismiss SBN’s complaint without prejudice to refile the complaint, if at all, once the underlying proceedings (the OKC Litigation and the Bankruptcy Proceeding) were complete. We are unable at this time to express any opinion as to the eventual outcome of this matter or the possible range of loss, if any.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 31, 2023, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
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
Holders of Our Common Stock
As of March 5, 2024, there were approximately 41 stockholders of record of our Class A Common Stock and approximately 37 stockholders of record of our Class B Common Stock. The number of record holders does not include persons who held such shares in nominee or “street name” accounts through brokers.
Dividend Policy
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Equity Compensation Plan Information
We maintain a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands Inc. and its subsidiaries. The purpose of the Plan is to help attract, motivate and retain qualified personnel and thereby enhance stockholder value. Awards which lapse or are forfeited become available again for grant. See Note 14 in our consolidated financial statements for more details on our share-based compensation.
The following table sets forth information as of December 31, 2023, with respect to compensation plans under which equity securities that we have authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,938,610	$7.68	2,084,828
Equity compensation plans not approved by security holders	—	—	—
Total	3,938,610	$7.68	2,084,828
Issuer Purchases of Equity Securities
We do not have a program in place to repurchase our own Common Stock or Preferred Stock and as of December 31, 2023, we have not repurchased any of these securities except for the cancellation of shares issued under the Plan, and as set forth in the following paragraph.

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
ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of December 31, 2023, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. At December 31, 2023, the Company had approximately 2,300 locations open or under construction, of which approximately 92% were franchised.
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

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our consolidated results of operations for the fiscal years ended December 31, 2023 and December 25, 2022.

(In Thousands) For the Fiscal Years Ended

	December 31, 2023	December 25, 2022

Consolidated statement of operations data:

Revenues
Royalties	$94,036	$87,921
Restaurant sales	299,029	241,001
Advertising fees	39,490	37,997
Factory revenue	37,983	33,504
Franchise fees	4,979	3,706
Other revenue	4,940	3,095
Total revenues	480,457	407,224

Costs and expenses
General and administrative expense	93,117	113,313
Cost of restaurant and factory revenues	282,887	221,627
Depreciation and amortization	31,131	27,015
Impairment of goodwill and other intangible assets	500	14,000
Refranchising loss	2,873	4,178
Acquisition fees	—	383
Advertising expense	47,619	44,612
Total costs and expenses	458,127	425,128

Income (loss) from operations	22,330	(17,904)

Total other expense, net	(118,695)	(89,474)

Loss before income tax provision	(96,365)	(107,378)

Income tax provision	(6,255)	18,810

Net loss	$(90,110)	$(126,188)
Net loss for the fiscal year ended December 31, 2023, totaled $90.1 million consisting of revenues of $480.5 million less costs and expenses of $458.1 million, other expense of $118.7 million, and income tax provision of $6.3 million. Net loss for the fiscal year ended December 25, 2022, totaled $126.2 million consisting of revenues of $407.2 million less costs and expenses of $425.1 million, other expense of $89.5 million plus an income tax provision of $18.8 million.
Revenues consist of royalties, franchise fees, advertising fees, restaurant sales, factory revenues, and other revenue. We earned revenues of $480.5 million for the fiscal year ended December 31, 2023 compared to $407.2 million for the fiscal year ended December 25, 2022. The increase of $73.2 million reflects revenue from the system-wide sales growth, new restaurant openings and the acquisition of Smokey Bones in September 2023.
Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, impairment of goodwill and other intangible assets, depreciation and amortization, refranchising losses, acquisition fees and advertising expense. Our costs and expenses increased from $425.1 million in the 2022 fiscal year to $458.1 million in the comparable period of 2023, primarily due to the acquisition of Smokey Bones in September 2023, increased activity from Company-owned restaurants and the Company's factory as well as professional fees related to certain litigation matters, partially offset by the recognition of Employee Retention Credits.
General and administrative expenses decreased $20.2 million for the fiscal year ended December 31, 2023, compared to the prior year, primarily due to the recognition of $16.9 million in Employee Retention Credits during 2023, partially offset by professional fees related to certain litigation matters.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and increased $61.3 million, or 27.6%, to $282.9 million in fiscal 2023 compared to fiscal 2022, primarily due to the acquisition of Smokey Bones in September 2023 and higher company-owned restaurant and factory sales.
Depreciation and amortization increased $4.1 million in fiscal year 2023 compared to fiscal year 2022, primarily due to the acquisition of Smokey Bones in September 2023 and depreciation of new property and equipment at company-owned restaurant locations.
We recorded non-cash impairment charges for goodwill and other intangible assets of $0.5 million and $14.0 million during the fiscal years ended December 31, 2023 and December 25, 2022, respectively.
Refranchising net loss for the fiscal year ended December 31, 2023, was comprised of restaurant operating costs, net of food sales, of $3.0 million, partially offset by $0.1 million in net gains related to the sale or closure of refranchised restaurants. Refranchising net loss for the fiscal year ended December 25, 2022, was comprised of restaurant operating costs, net of food sales, of $4.2 million.
Advertising expense increased $3.0 million for the fiscal year ended December 31, 2023, compared to the prior year. These expenses vary in relation to advertising revenues.
Total other expense, net for the fiscal year ended December 31, 2023 was $118.7 million and consisted primarily of net interest expense of $117.5 million and net losses on extinguishment of debt in the amount of $2.4 million. Total other expense, net for the fiscal year ended December 25, 2022 was $89.5 million and consisted primarily of net interest expense of $94.8 million. This increase is primarily due to new debt offerings which occurred in the second half of fiscal year 2022 and first three quarters of 2023.
We recorded an income tax provision of $6.3 million for the year ended December 31, 2023, compared to an income tax provision of $18.8 million for the fiscal year ended December 25, 2022. These tax results were based on a net loss before taxes of $96.4 million for fiscal year 2023 and $107.4 million for fiscal year 2022.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the fiscal year ended December 31, 2023 consisted of cash on hand at the beginning of the period and net proceeds of $127.4 million from the sale of secured debt as discussed in Note 10 of the accompanying consolidated financial statements.
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
As of December 31, 2023, we had cash and restricted cash totaling $91.9 million.
Debt Issuances (Whole-Business Securitizations)
We financed our acquisitions and operations through the issuance of notes by five special purpose, wholly-owned financing subsidiaries identified below, which own substantially all of our operations. The Company acts as the manager of each of these subsidiaries under a Management Agreement and performs management, franchising, distribution, intellectual property and operational functions on behalf of the subsidiaries and receives a management fee.
FAT Brands Royalty I, LLC
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes. Net proceeds totaled $140.8 million, which consisted of the combined face amount of $144.5 million, net of debt offering costs of $3.0 million and original issue discount of $0.7 million. A portion of the proceeds was used to repay and retire notes issued in 2021 under the Base Indenture (the "2020 Securitization Notes"). The payoff amount totaled $83.7 million, which included principal of $80.0 million, accrued interest of $2.2 million and prepayment premiums of $1.5 million.
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
Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. On July 13, 2023, pursuant to the Exchange Agreement, the Twin Peaks sellers exercised their put option. As of December 31, 2023, the outstanding principal balance subject to the put/call option was $17.3 million.

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
On September 8, 2023, FAT Brands Twin Peaks I, LLC issued an additional $98.0 million aggregate principal amount of 2 tranches of fixed rate secured notes to FAT Brands Inc., pending sale to third party investors. Of the $98.0 million aggregate principal amount, $48.0 million was sold privately during the third quarter of 2023 resulting in net proceeds of $45.2 million. A portion of the proceeds was used to purchase $14.9 million aggregate principal amount of outstanding Securitization Notes, which will be held pending re-sale to third party investors. In connection with the bonds repurchased, the Company recognized a $2.7 million net loss on extinguishment of debt. The remaining $50.0 million in aggregate principal of notes issued by FAT Twin Peaks I, LLC was issued to a wholly-owned subsidiary of FAT Brands, Inc., pending sale to third party investors.
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
Equity Issuances
On November 14, 2022, we entered into an ATM Sales Agreement (the "Sales Agreement") with ThinkEquity LLC (the "Agent"), pursuant to which we may offer and sell from time to time through the Agent up to $21,435,000 maximum aggregate offering price of shares of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock. During fiscal year 2023, pursuant to the Sales Agreement, we sold and issued 339,650 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $15.60, paid the Agent commissions of $158,994 for such sales and received net proceeds of $5,139,178 (net of fees and commissions) for such sales. During the fourth quarter and fiscal year 2022, pursuant to the Sales Agreement, (i) we sold and issued 1,648 shares of Class A Common Stock, at a weighted average share price of $7.04, paid the Agent commissions of $348 and received net proceeds of $11,260 (net of fees and commissions) for such sales and (ii) we sold and issued 30,683 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $18.13, paid the Agent commissions of $16,692 for such sales and received net proceeds of $539,698 (net of fees and commissions) for such sales.
Comparison of Cash Flows
Our cash and restricted cash balance was $91.9 million as of December 31, 2023, compared to $68.8 million as of December 25, 2022.
The following table summarizes key components of our audited consolidated cash flows for the fiscal years ended December 31, 2023, and December 25, 2022:

(In thousands) For the Fiscal Years Ended

	December 31, 2023	December 25, 2022

Net cash used in operating activities	$(35.6)	$(47.4)
Net cash used in investing activities	(59.8)	(12.5)
Net cash provided by financing activities	118.6	28.7
Net increase (decrease) in cash and restricted cash	$23.2	$(31.2)
Operating Activities
Net cash used in operating activities increased $11.8 million in 2023 compared to 2022, primarily due to higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $59.8 million in fiscal year 2023. Net cash used in investing activities was $12.5 million in 2022, primarily related to purchases of property and equipment in connection with company-owned restaurants.

Financing Activities
Net cash provided by financing activities was $118.6 million in 2023, primarily comprised of proceeds from borrowings, partially offset by repurchases of previously issued securitized notes and dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock. Net cash provided by financing activities was $28.7 million in 2022, primarily as a result of proceeds from borrowings, offset by dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
The dividends declared on the Company's common stock by the Board of Directors during the fiscal year ended December 31, 2023 are as follows (in millions):

Declaration Date	Dividend Per Share	Record Date	Payment Date	Total Dividend (In Millions)
January 3, 2023	$0.14	February 15, 2023	March 1, 2023	$2.3
April 4, 2023	$0.14	May 15, 2023	June 1, 2023	$2.3
July 11, 2023	$0.14	August 15, 2023	September 1, 2023	$2.3
October 3, 2023	$0.14	November 15, 2023	December 1, 2023	$2.4
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of December 31, 2023, we do not have any material commitments for capital expenditures.
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
Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise, as was done in 2023 and 2022. The Company recorded impairment charges of $0.5 million and $14.0 million relating to goodwill and other intangible assets during the fiscal years ended December 31, 2023 and December 25, 2022, respectively.

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

Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that all entities disclose on an annual basis the income taxes paid disaggregated by jurisdiction. The amendments eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is still evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is still evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on any matter of accounting principles or practices, or financial statement disclosure required to be reported under this item.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation, our principal executive officers and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our principal executive officers and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2023.
Because we are a non-accelerated filer, we are not required to include an attestation report by our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting in this annual report as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fourth fiscal quarter of 2023, no director or officer of the Company adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Below is a list of the names and ages, as of February 29, 2024, of our directors and executive officers, and a description of the business experience of each of them.

Name	Age	Position
Andrew A. Wiederhorn	58	Chairman of the Board of Directors
John S. Allen	71	Director
Donald J. Berchtold	78	Director
Tyler B. Child	48	Director
Lynne L. Collier	56	Director
Mark Elenowitz	54	Director (Lead Independent Director)
James G. Ellis	77	Director
Peter R. Feinstein	79	Director
Matthew H. Green	57	Director
John C. Metz	70	Director
Carmen Vidal	51	Director
Mason A. Wiederhorn	33	Director and Chief Brand Officer
Taylor A. Wiederhorn	35	Director and Chief Development Officer
Thayer D. Wiederhorn	35	Director and Chief Operating Officer
Kenneth J. Kuick	55	Co-Chief Executive Officer and Chief Financial Officer
Robert G. Rosen	57	Co-Chief Executive Officer and Head of Debt Capital Markets
Allen Z. Sussman	59	General Counsel and Corporate Secretary
Ron Roe	46	Senior Vice President of Finance

Andrew A. Wiederhorn is the founder of FAT Brands and served as a director of the Company since our inception in March 2017. He also served as President and CEO of FAT Brands and our principal operating subsidiaries from March 2017 until May 2023. He currently serves as a consultant to FAT Brands and a member of the board of managers of our majority stockholder, Fog Cutter Holdings LLC, and was previously Chairman and CEO of our former parent company, Fog Cutter Capital Group Inc. Mr. Wiederhorn previously founded and served as Chairman and CEO of Wilshire Financial Services Group Inc. and Wilshire Credit Corporation. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California in 1987, with an emphasis in Finance and Entrepreneurship. He previously served on the Board of Directors of Fabricated Metals, Inc., The Boy Scouts of America Cascade Pacific Council, The Boys and Girls Aid Society of Oregon, University of Southern California Associates, Citizens Crime Commission of Oregon, and Economic Development Council for the City of Beverly Hills Chamber of Commerce. Mr. Wiederhorn brings to the Board his more than 20 years of experience with the Company and its predecessors, including as the Company’s founder, as well as his experience with sophisticated financial structures, mergers and acquisitions, strategic planning, and leadership and management of complex organizations.
John S. Allen has served as a director of FAT Brands since September 2023. Mr. Allen is a retired restaurant operator, having served as the owner and operator of Pacific Way Bakery & Cafe. Mr. Allen received a Bachelor of Arts degree from the University of Illinois. Mr. Allen brings to the Board his experience and history in restaurant operations, management and finance.
Donald J. Berchtold has served as a director of FAT Brands since March 2023. Mr. Berchtold also serves as Chief Concept Officer at FAT Brands Inc., a role he has held since February 2018. Mr. Berchtold previously held the position of President and Chief Operating Officer of Fatburger North America Inc. and President and Chief Operating Officer of Fog Cutter Capital Group Inc. Mr. Berchtold also served as Senior Vice President of Wilshire Financial Services Group Inc. and its sister company, Wilshire Credit Corporation. Mr. Berchtold was the owner-operator of his own business that included a dinner house, catering company and other food service concepts and was an active member in the Restaurants of Oregon Association. Mr. Berchtold holds a Bachelor of Science degree in Finance and Marketing from Santa Clara University. Mr. Berchtold brings to the Board his more than 20 years of experience with the Company and its predecessors, his more than 50 years of experience in the restaurant and hospitality industries, his knowledge and experience in strategic planning, and leadership and management of complex organizations.
Tyler B. Child has served as a director of FAT Brands since March 2023. Ms. Child has approximately 10 years of experience in investment banking, working in Equity Capital Markets on the Syndicate Desk for JMP Securities LLC, Banc of America Securities, LLC, and Montgomery Securities. Ms. Child holds a bachelor’s degree in Communications and Spanish from Santa Clara University. Ms. Child brings to the Board her experience and history in investment banking and capital markets.
Lynne L. Collier has served on our Board of Directors since July 2022. Ms. Collier is an experienced capital markets professional, with nearly 30 years of experience in public capital markets and a focus on the restaurant industry. Ms. Collier currently serves as Head of Consumer Discretionary for Water Tower Research, LLC, and previously served as a Managing Director in the Investor Relations Division of ICR Inc. from April 2021 to June 2022. Prior to that, Ms. Collier had a 25-year career in equity research as a sell-side Consumer Analyst, including for Loop Capital, Canaccord Genuity and Sterne Agee. Ms. Collier received a bachelor's degree in finance from Baylor University and an M.B.A. in finance from Texas Christian University. Ms. Collier brings to the Board substantial expertise in financial analysis of companies in the restaurant and hospitality industries, and broad expertise in capital markets and investor relations generally.
Mark Elenowitz has served as a director of FAT Brands since April 2023. Mr. Elenowitz is a Wall Street veteran, who co-founded a boutique investment bank and its online capital formation platform BANQ®. He is a noted speaker at Small Cap and Reg A events, including the SEC Small Business Forum, and has been profiled in BusinessWeek, CNBC and several other publications. Mr. Elenowitz is also a member of the Depository Trust & Clearing Corporation (DTCC) Private Markets Executive Advisory Board, tasked with developing DTCC’s new Digital Securities Management (DSM) platform. Mr. Elenowitz currently serves as managing director of Tripoint Capital Management, Digital Offering LLC and Cambria Capital LLC, and is the President and co-founder of Horizon Fintex, a fintech company offering a suite of integrated securities software applications for compliant issuance through secondary trading of electronic securities. In addition, he is the co-creator of Upstream concept, a MERJ Exchange Market, a global stock exchange for digital securities and affiliate of the World Federation of Exchanges (WFE). Mr. Elenowitz is also a member of the Board of Directors of the Long Island Capital Alliance and the National Investment Banking Association, and sits on the advisory boards of several private companies. He is a graduate of the University of Maryland School of Business and Management with a Bachelor of Science degree in Finance. Mr. Elenowitz brings to the Board substantial expertise in capital markets, financial and strategic planning, complex financial transactions, mergers and acquisitions, and leadership of complex organizations.
James G. Ellis has served as a director of FAT Brands since September 2023. Mr. Ellis served as the Dean of the Marshall School of Business at the University of Southern California from 2007 until June 2019. Prior to his appointment as Dean in April 2007, Mr. Ellis was the Vice Provost, Globalization, for USC and prior to that was Vice Dean, External Relations. Mr. Ellis was also a professor in the Marketing Department of the Marshall School of Business from 1997 until retiring in 2021. Mr. Ellis continues to serve on the Boards of Directors of a number of other public and private companies, including Mercury General Corporation, J.G. Boswell Company, Eve Mobility Acquisition Corp. and Advanced Merger Partners, Inc. Mr. Ellis received a Bachelor of Business Administration degree from the University of New Mexico and MBA degree from Harvard Business School. Mr. Ellis brings to the Board substantial expertise in finance, marketing, financial accounting and complex financial transactions, and leadership and management of complex organizations.
Peter R. Feinstein has served as a director of FAT Brands since July 2023. Mr. Feinstein is an experienced operator of restaurant and entertainment properties, including SHAC, LLC, Fatburger franchises, Sugar Factory, El Dorado Cantina and Country Star Restaurants. Mr. Feinstein is also a retired certified public accountant, having served in senior management and audit roles with Kenneth Leventhal & Co. and Fox & Co. Mr. Feinstein graduated with a Bachelor of Science degree in Accounting from UCLA. Mr. Feinstein brings to the Board substantial expertise in financial and strategic planning, financial accounting, mergers and acquisitions, hospitality industry operations and management, and leadership and management of complex organizations.
Matthew H. Green has served as a director of FAT Brands since July 2023. Mr. Green is an experienced finance professional, with over 30 years of experience as a merchant banker, focused primarily on the real estate, infrastructure, and energy sectors for clients including private equity firms, pension funds, sovereign wealth funds and family offices. Mr. Green received a bachelor’s degree in Business Administration from the University of Washington. Mr. Green brings to the Board his experience and history in debt finance and capital markets, real estate, and investment banking.
John C. Metz has served as a director of FAT Brands since July 2023. Mr. Metz is an experienced owner, operator and developer of restaurants and hospitality properties. Mr. Metz currently owns and operates approximately 70 franchised restaurants, including Hurricane Dockside Grill, Denny’s and Wahoo Seafood Grill restaurants. Mr. Metz received a Bachelor of Science degree in Hotel Administration and an M.B.A. from Cornell University. Mr. Metz brings to the Board his experience and history in restaurant operations and franchising, and financial and operational management of complex organizations.

Carmen Vidal has served as a director of FAT Brands since March 2023. Ms. Vidal has also served as International Legal Counsel & Director of International Franchise Development (Europe/Middle East/North Africa) for the Company since October 2021. Prior to that, Ms. Vidal served as Vice President of International Development for the Company. Ms. Vidal brings to the Board her substantial experience in international franchising and cross-border transactions, and long history with the Company and its predecessors.

    Mason A. Wiederhorn has served as a director of FAT Brands since March 2023, and serves on the board of managers of our majority stockholder, Fog Cutter Holdings LLC. He has also served as the Chief Brand Officer of the Company since December 2021. Prior to that, Mr. Wiederhorn served as Creative Director of the Company, preceded by his role as Creative Director of Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc., and Videographer for Fatburger North America Inc. Mr. Wiederhorn graduated from the Business of Cinematic Arts program at the University of Southern California Marshall School of Business. Mr. Wiederhorn brings to the Board his participation in the founding and growth of our Company and its predecessors, leadership skills, and background and education in the creative arts and promotion of our multiple brands.

Taylor A. Wiederhorn has served as a director of FAT Brands since March 2023, and serves on the board of managers of our majority stockholder, Fog Cutter Holdings LLC. He has also served as Chief Development Officer since October 2017. Previously, Mr. Wiederhorn served as Vice President - Franchise Marketing and Development for Fatburger North America from September 2011 until October 2017. Mr. Wiederhorn graduated from the USC Marshall School of Business with a Bachelor of Science degree in Business Administration with a concentration in corporate finance. Mr. Wiederhorn brings to the Board his participation in the founding and growth of our Company and its predecessors, leadership skills, management of our sales teams, and business background and education.

Thayer D. Wiederhorn has served as a director of FAT Brands since March 2023, and serves on the board of managers of our majority stockholder, Fog Cutter Holdings LLC. He has also served as the Chief Operating Officer since November 2021 where he is responsible for day-to-day business operations and providing leadership to management to ensure short-term and long-term business strategies are implemented and executed and that the organization's capabilities are optimized. Prior to that, Mr. Wiederhorn served as Chief Marketing Officer since March 2017 where he oversaw global branding and marketing for over 2,000 franchise-owned restaurants. Mr. Wiederhorn served as Vice President - Marketing of Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc. From June 2012 through March 2017 and as Director of Marketing of Fatburger North America Inc. from July 2011 through June 2012. Additionally, he served as Marketing Coordinator from April 2011 through June 2011 and Brand Development Agent from October 2010 through April 2011. Mr. Wiederhorn started his career working in Fatburger restaurants and food-trucks. Mr. Wiederhorn received his Bachelor of Science degree in Business Administration, with an emphasis in Finance Business Economics, from the University of Southern California. Mr. Wiederhorn brings to the Board his participation in the founding and growth of our Company and its predecessors, leadership of complex organizations, marketing and restaurant operations experience, and business background and education.

Kenneth J. Kuick has served as the Co-Chief Executive Officer of FAT Brands since May 2023 and Chief Financial Officer of FAT Brands since May 2021. Prior to joining the Company, Mr. Kuick served as Chief Financial Officer of Noodles & Company, a national fast-casual restaurant concept, from November 2018 to August 2020, where he was responsible for leading the Company’s finance, accounting and supply chain operations. Prior to that, Mr. Kuick served as Chief Accounting Officer of VICI Properties Inc., a real estate investment trust specializing in casino properties, from October 2017 to August 2018, where he was responsible for accounting, consolidated financial operations, capital markets transactions, treasury, internal audit, tax, information technology and external reporting. Prior to that, Mr. Kuick served as Chief Accounting Officer of Caesars Entertainment Operating Company, a subsidiary of Caesars Entertainment Corporation, and as Vice President, Assistant Controller for Caesars Entertainment Corporation. Mr. Kuick is a Certified Public Accountant and earned his Bachelor of Science degree in Accounting and Business Systems from Taylor University.

Robert G. Rosen has served as the Co-Chief Executive Officer and Head of Debt Capital Markets of FAT Brands since May 2023. Prior to that, he served as our Executive Vice President of Capital Markets since April 2021. Prior to joining the Company, he had been the Managing Member of Kodiak Financial Group LLC since 2004. Kodiak invests in credit classes of ABS and MBS securities, purchases individual real estate loans and portfolios, purchases and manages real estate developments and invests in private equity transactions as well as venture capital transactions. Mr. Rosen began his career in commercial banking, focusing on direct lending for Fleet Bank (then Fleet Norstar Bank) in Albany NY after completing their extensive management training program. This was followed in 1990 by a career on Wall Street, working for Bankers Trust (now Deutsche Bank) and Kidder Peabody in structured finance and investment banking focusing primarily on credit derivatives including securitizations, asset-based lending as well as financing and banking commercial banks and other originators of securitizable assets. After Kidder, Mr. Rosen joined Black Diamond Advisors and Black Diamond Securities (and ultimately Black Diamond Capital Management). He served as a Director and FINOP of the Black Diamond entities, with a continued focus on structured finance transactions and credit as well as portfolio management (banking, sales and trading) and servicing. Mr. Rosen continued his career at Bank of Tokyo Mitsubishi and several buy side firms. He continues to be a long-term consultant to Black Diamond Capital Management and serves on multiple advisory boards and committees of Black Diamond. Mr. Rosen holds an MBA and a BA degree from Union College in Managerial Economics.

Allen Z. Sussman has served as the General Counsel, EVP for Corporate Development and Corporate Secretary of FAT Brands since March 2021. Prior to that time, Mr. Sussman was a partner at the law firm of Loeb & Loeb LLP in Los Angeles, California, specializing in corporate and securities law, and served as the primary outside corporate and securities counsel of FAT Brands. Prior to private practice, in the early 1990s Mr. Sussman served as an attorney with the Division of Enforcement of the U.S. Securities and Exchange Commission in Washington, DC. Mr. Sussman holds a B.S. degree in Industrial and Labor Relations from Cornell University and a J.D. degree from Boston University School of Law.

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

Family Relationships

The family relationships among our directors and executive officers are reported below under "Item 13. Certain Relationships and Related Transactions, and Director Independence" and incorporated herein by reference.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 2023, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5, except that (i) the following new directors filed a late Form 3 and one late Form 4 due to delays in obtaining EDGAR filer codes: John Allen, James Ellis, Matthew Green, Peter Feinstein, Kenneth Kepp and Mark Elenowitz; (ii) Mason Wiederhorn filed a late Form 3; and (iii) Tyler Child, Lynne Collier, John Metz, Ken Kuick, Robert Rosen and Fog Cutter Holdings LLC each filed one late Form 4 for one transaction..
Code of Ethics
We have adopted a written code of business ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code under the Corporate Governance section of our website at https://ir.fatbrands.com. In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code.

Board Committees
During fiscal 2023, our Board of Directors held 32 meetings. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors on which he or she serves.
The following table sets forth the two standing committees of our Board and the members of each committee as of December 31, 2023 and the number of meetings held by our Board of Directors and the committees during 2023:

Director	Board of Directors	Audit Committee	Compensation Committee
Andrew A. Wiederhorn	Chair		Chair
John S. Allen	X		X
Donald J. Berchtold	X
Tyler B. Child	X	X	X
Lynne L. Collier	X	Chair	X
Mark Elenowitz	X	X	X
James G. Ellis	X	X	X
Peter R. Feinstein	X	X	X
Matthew H. Green	X	X	X
John C. Metz	X		X
Carmen Vidal	X
Mason A. Wiederhorn	X
Taylor A. Wiederhorn	X
Thayer D. Wiederhorn	X

Meetings in 2023:	32	6	4
To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee and a Compensation Committee, the functions of which are described below.
Audit Committee
The Audit Committee is responsible for, among other matters:
•appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;
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
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Our Board of Directors has determined that each member of the Audit Committee meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules. In addition, our Board of Directors has determined that each of Ms. Collier, Mr. Elenowitz, Mr. Feinstein and Mr. Ellis qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

The Board of Directors adopted a charter for the Audit Committee. A copy of the Audit Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Audit Committee reviews and reassesses the adequacy of the charter periodically.
Compensation Committee
The Compensation Committee is responsible for assisting our Board of Directors in discharging its responsibilities relating to the compensation of our Co-Chief Executive Officers, other executive officers and outside directors, as well as administering stock incentive plans. During the fiscal year ended December 31, 2023, there were no employee directors on the Compensation Committee and no Compensation Committee interlocks.
The Compensation Committee is responsible for the following, among other matters, as required from time to time:
•reviewing and recommending to our Board of Directors the compensation of our Co-Chief Executive Officers, other executive officers and the outside directors;
•conducting a performance review of our Co-Chief Executive Officers;
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
In addition, the Compensation Committee has established a sub-committee of the Compensation Committee comprised solely of "non-employee directors" within the meaning of Rule 16b-3 of the Exchange Act. The sub-committee is available to administer the Company's equity incentive plans if the Board deems it necessary to comply with Rule 16b-3 of the Exchange Act with respect to any equity awards.
The Board of Directors has adopted a charter for the Compensation Committee, a copy of which is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Compensation Committee reviews and reassesses the adequacy of the charter periodically.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the compensation for the fiscal years ended December 31, 2023 and December 25, 2022 awarded to, earned by, or paid to each individual who served as principal executive officer of the Company during fiscal 2023 and the other two most highly compensated executive officers. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Andrew A. Wiederhorn	2023	288,462	—	—	—	4,170,205	(2)	4,458,667
Chief Executive Officer (Former)	2022	750,000	2,250,000	—	—	551,040		3,551,040

Robert G. Rosen	2023	550,000	2,200,000	—	2,148,000	—		4,898,000
Co-Chief Executive Officer, Co-President and Head of Debt Capital Markets	2022	550,000	1,650,000	—	—	—		2,200,000

Kenneth J. Kuick	2023	532,439	1,000,000	—	268,495	1,669		1,802,603
Co-Chief Executive Officer, Co-President and Chief Financial Officer	2022	500,000	500,000	—	—	45,440		1,045,440

Taylor A. Wiederhorn	2023	550,000	1,100,000	—	—	—		1,650,000
Chief Development Officer	2022	550,000	1,110,000	—	—	—		1,660,000

Thayer D. Wiederhorn	2023	550,000	1,100,000	—	—	—		1,650,000
Chief Operating Officer	2022	550,000	1,110,000	—	—	—		1,660,000
Explanatory Notes:
(1)     Amounts shown represent the aggregate grant date fair value computed in accordance with Accounting Standards Codification 718. Assumptions used in the calculation of this amount for fiscal year ended December 31, 2023 are included in Note 14 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2023, included in Part IV of this Annual Report on Form 10-K.
(2)     The amount reflects $3,699,000 of fees earned pursuant to Mr. Wiederhorn's consulting agreement, $411,205 of aggregate incremental cost to the Company of providing him with certain personal use of leased aircraft (based on the applicable hourly rate charged to the Company), and $60,000 of standard Board of Directors fees.
Executive Employment Agreements

There are no written employment agreements between the Company and any of its employees, other than Kenneth J. Kuick and Robert G. Rosen.

On May 5, 2023, the Company entered into an Employment Agreement (the “Kuick Agreement”) with Kenneth J. Kuick, who has served as the Company’s Co-Chief Executive Officer, Co-President and Chief Financial Officer since May 5, 2023. Pursuant to the Kuick Agreement, Mr. Kuick’s term as Co-Chief Executive Officer, Co-President and Chief Financial Officer will continue on an at-will basis, unless terminated as provided in the Kuick Agreement.

Pursuant to the Kuick Agreement, Mr. Kuick’s annual base salary is $550,000, subject to an annual merit-based increases in the sole discretion of the Board of Directors of the Company (the “Board”). Mr. Kuick will also be eligible for an annual discretionary bonus in the sole discretion of the Board, except that the annual bonus is guaranteed to be no less than $270,000 annually. Mr. Kuick’s eligibility to receive a bonus for any particular calendar year is subject to the achievement by him and the Company, as applicable, of personal and Company-wide targets to be established by the Company in the discretion of the Board.

Pursuant to the Kuick Agreement, Mr. Kuick will be eligible to receive awards of equity from time to time in the form of stock options, stock purchase rights and/or restricted stock awards. Such awards will be subject to the achievement by Mr. Kuick and the Company, as applicable, of personal and Company-wide targets to be established by the Company, on such terms and subject to such conditions as the Board shall determine as of the date of any such grant. In the event of a change in control (as defined in the Employment Agreement), Mr. Kuick’s continuous employment is involuntarily terminated without “cause” (as defined in the Employment Agreement), or Mr. Kuick resigns from continuous employment for “good reason” (as defined in the Kuick Agreement), and in any case other than as a result of his death or disability, then 100% of the equity awards that are then unvested will become fully vested. In addition, in the event that Mr. Kuick’s employment is terminated by the Company without “cause” or by Mr. Kuick for “good reason,” Mr. Kuick will be entitled to receive severance of six months of base salary payable on the Company’s regular payroll schedule.

The Kuick Agreement also entitles Mr. Kuick to participate in the benefit plans or programs that the Company may make available to employees and their families from time to time. The Kuick Agreement also provides for certain other ancillary benefits, including the reimbursement of all reasonable business expenses. In addition, Mr. Kuick is entitled to 15 days of paid time off during each twelve-month period of employment.

On May 5, 2023, the Company entered into an Employment Agreement (the “Rosen Agreement”) with Robert G. Rosen, who has served as the Company’s Co-Chief Executive Officer, Co-President and Head of Debt Capital Markets since May 5, 2023. Pursuant to the Rosen Agreement, Mr. Rosen’s term as Co-Chief Executive Officer, Co-President and Head of Debt Capital Markets will continue on an at-will basis, unless terminated as provided in the Rosen Agreement.

Pursuant to the Rosen Agreement, Mr. Rosen’s annual base salary is $550,000, subject to an annual merit-based increases in the sole discretion of the Board of Directors of the Company (the “Board”). Mr. Rosen will also be eligible for an annual discretionary bonus in the sole discretion of the Board, except that the annual bonus is guaranteed to be no less than $270,000 annually. Mr. Rosen’s eligibility to receive a bonus for any particular calendar year is subject to the achievement by him and the Company, as applicable, of personal and Company-wide targets to be established by the Company in the discretion of the Board.

Pursuant to the Rosen Agreement, Mr. Rosen will be eligible to receive awards of equity from time to time in the form of stock options, stock purchase rights and/or restricted stock awards. Such awards will be subject to the achievement by Mr. Rosen and the Company, as applicable, of personal and Company-wide targets to be established by the Company, on such terms and subject to such conditions as the Board shall determine as of the date of any such grant. In the event of a change in control (as defined in the Rosen Agreement), Mr. Rosen’s continuous employment is involuntarily terminated without “cause” (as defined in the Rosen Agreement), or Mr. Rosen resigns from continuous employment for “good reason” (as defined in the Rosen Agreement), and in any case other than as a result of his death or disability, then 100% of the equity awards that are then unvested will become fully vested. In addition, in the event that Mr. Rosen’s employment is terminated by the Company without “cause” or by Mr. Rosen for “good reason," Mr. Rosen will be entitled to receive severance of twelve months of base salary payable on the Company’s regular payroll schedule.

The Rosen Agreement also entitles Mr. Rosen to participate in the benefit plans or programs that the Company may make available to employees and their families from time to time. The Rosen Agreement also provides for certain other ancillary benefits, including the reimbursement of all reasonable business expenses. In addition, Mr. Rosen is entitled to 20 days of paid time off during each twelve-month period of employment.

OUTSTANDING EQUITY AWARDS AT FISCAL 2023 YEAR END
The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Andrew A. Wiederhorn	15,318	—	10.68	10/20/2027	—	—
Former Chief Executive Officer	15,318	—	4.80	12/10/2028
	66,667	33,333	11.43	11/16/2031
Robert G. Rosen	66,667	33,333	11.43	11/16/2031	100,000	597,000
Co-Chief Executive Officer, Co-President and Head of Debt Capital Markets	400,000	—	5.37	4/26/2033
Kenneth J. Kuick	66,667	33,333	11.43	11/16/2031	100,000	597,000
Co-Chief Executive Officer, Co-President and Chief Financial Officer	50,000	—	5.37	4/26/2033
Taylor A. Wiederhorn	15,318	—	10.68	10/20/2027	—	—
Chief Development Officer	15,318	—	4.80	12/10/2028
	66,667	33,333	11.43	11/16/2031
Thayer D. Wiederhorn	15,318	—	10.68	10/20/2027	—	—
Chief Operating Officer	15,318	—	4.80	12/10/2028
	66,667	33,333	11.43	11/16/2031

The terms of the equity awards described above are set forth in the Company’s 2017 Omnibus Equity Incentive Plan (the “Plan”). The Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, FAT Brands and its subsidiaries. The Plan, as amended, provides for a maximum of 5,000,000 shares available for grant and is administered by the Compensation Committee of the Board of Directors and its sub-committee described above under Item 10 – Compensation Committee.
Option Exercises and Stock Vested
None of the named executive officers acquired shares of the Company’s stock through exercise of options during the year ended December 31, 2023.
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

We pay each non-employee director serving on our Board of Directors $120,000 in annual cash compensation and an annual equity award of stock options to acquire 30,636 shares of our Class A common stock. The stock options issued to directors are awarded under our 2017 Omnibus Equity Incentive Plan. The non-employee director compensation policy may be amended, modified or terminated at any time by our Board of Directors or Compensation Committee.

At various times upon the quarterly payment dates of the cash component of director compensation, the Board has allowed non-employee directors to receive their cash compensation in the form of Class A common stock of the Company at fair market value at the time the election is made. Under such arrangement, during fiscal 2023, the non-employee directors elected to receive only cash compensation.

The following table sets forth a summary of the compensation we paid or accrued to our directors for the fiscal year ended December 31, 2023. The compensation paid or accrued to directors Andrew A. Wiederhorn, Taylor D. Wiederhorn and Thayer A. Wiederhorn in 2023 is included in the summary compensation table above. The compensation paid or accrued to director Mason A. Wiederhorn is included in Item 13 below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)
John S. Allen (2)	60,000	—	86,233	146,233
Kenneth A. Anderson (3)	30,000	—	—	30,000
Tyler B. Child (4)	90,000	—	58,013	148,013
Lynne L. Collier (12)	170,000	—	63,340	233,340
Mark Elenowitz (5)(12)	140,000	—	58,013	198,013
James G. Ellis (6)	30,000	—	86,233	116,233
Peter R. Feinstein (7)	60,000	—	56,043	116,043
Amy V. Forrestal (3)	30,000	—	—	30,000
Matthew H. Green (8)	60,000	—	56,043	116,043
Kenneth Kepp (9)	70,000	—	—	70,000
John C. Metz (10)	60,000	—	56,043	116,043
James Neuhauser (11)	169,231	—	—	169,231
Edward H. Rensi (3)	30,000	—	—	30,000
Explanatory Notes:
(1)Amounts shown represent the grant date fair value calculated in accordance with Accounting Standards Codification 718. Assumptions used in the calculation of this amount are included in footnote 14 to the Company’s audited consolidated financial statements included in Part IV of this Annual Report on Form 10-K. During 2023, with the exception of Andrew A. Wiederhorn, Kenneth A. Anderson, Amy V. Forrestal, James Neuhauser and Edward H. Rensi, the directors were each granted options to purchase 30,636 shares of common stock. Kenneth Kepp was granted an option to purchase 30,636 shares of common stock with a grant date fair value of $58,013 that was subsequently canceled.
(2)Mr. Allen was appointed to the Board of Directors in September 2023.
(3)Mr. Anderson, Ms. Forrestal and Mr. Rensi served on the Board of Directors from the beginning of fiscal 2023 until March 2023.
(4)Ms. Child was appointed to the Board of Directors in March 2023.
(5)Mr. Elenowitz was appointed to the Board of Directors in April 2023.
(6)Mr. Ellis was appointed to the Board of Directors in September 2023.
(7)Mr. Feinstein was appointed to the Board of Directors in July 2023.
(8)Mr. Green was appointed to the Board of Directors in July 2023.
(9)Mr. Kepp served on the Board of Directors from March 28, 2023 until his passing in June 2023.
(10)Mr. Metz was appointed to the Board of Directors in July 2023.
(11)Mr. Neuhauser served as Executive Chairman of the Board of Directors until March 2023.
(12)Includes fees for services on a special litigation committee of the Board of Directors formed in April 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL STOCKHOLDERS
Common Stock

The following table sets forth information, as of February 29, 2024, with respect to the beneficial ownership of our Class A common stock and our Class B common stock by:

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

As of February 29, 2024, there were issued and outstanding 15,694,786 shares of Class A common stock and 1,270,805 shares of Class B common stock.

	Class A Common Stock Beneficially Owned			Class B Common Stock Beneficially Owned		Percent of Total Voting Power †
Name of beneficial owner	Number		%	Number	%
Greater than 5% Stockholders
Fog Cutter Holdings LLC	7,015,249	(1)	45.2%	706,514	55.6%	55.5%
HOT GFG LLC	2,259,594	(2)	14.6%	—	*	*
Gregory Fortunoff and certain persons	1,202,317	(3)	7.6%	18,223	1.4%	1.5%
Named Executive Officers and Directors
Andrew A. Wiederhorn	241,635	(4)	1.5%	7,579	*	*
Robert G. Rosen	300,000	(5)	*	10,000	*	*
Kenneth J. Kuick	183,334	(6)	*	10,000	*	*
John S. Allen	—	(7)	*	—	*	*
Donald J. Berchtold	233,727	(8)	1.5%	20,309	1.6%	1.6%
Tyler B. Child	1,543	(7)	*	154	*	*
Lynne L. Collier	20,212	(9)	*	—	*	*
Mark Elenowitz	2,564	(7)	*	—	*	*
James G. Ellis	—	(7)	*	—	*	*
Peter R. Feinstein	—	(7)	*	—	*	*
Matthew H. Green	—	(7)	*	—	*	*
John C. Metz	—	(7)	*	—	*	*
Carmen Vidal	21,772	(10)	*	—	*	*
Mason A. Wiederhorn	121,735	(11)	*	4,109	*	*
Taylor A. Wiederhorn	254,012	(12)	1.6%	14,989	1.2%	1.2%
Thayer D. Wiederhorn	243,925	(12)	1.6%	14,652	1.2%	1.2%
All directors and executive officers as a group (18 persons)	2,028,943	(13)	15.5%	109,444	8.6%	8.6%

†	Represents the voting power with respect to all shares of our Class A Common Stock and Class B Common Stock, voting as a single class, beneficially owned by the holder. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 2,000 votes per share.
*	Represents beneficial ownership of less than 1% of the class.
(1)	Based in part on a Schedule 13/D/A filed on February 24, 2023 by Fog Cutter Holdings LLC, a limited liability company controlled by a board of managers comprised of Andrew A. Wiederhorn, Taylor A. Wiederhorn, Thayer D. Wiederhorn and Mason A. Wiederhorn. The address of Fog Cutter Holdings, LLC is 9720 Wilshire Blvd., Suite 500, Beverly Hills, CA 90212.
(2)	Based on a Schedule 13G filed on March 8, 2022 jointly by HOT GFG LLC and Ms. Rachel Serruya. Ms. Serruya is the sole Director and President of HOT GFG LLC, and may be deemed to have voting and investment power over these shares. Ms. Serruya disclaims beneficial ownership of such securities except to the extent of her indirect pecuniary interest therein, if any. The address provided by HOT GFG LLC is 210 Shields Court, Markham, Ontario, Canada L3R8V2.
(3)
Based in part on a Schedule 13/D/A filed on August 25, 2022 by Gregory Fortunoff, with an address at 49 West 37th Street, New York, NY 10018. Includes warrants to purchase 152,800 shares of Class A Common Stock. Mr. Fortunoff expressly disclaims beneficial ownership for all purposes of the shares beneficially owned by other persons.

(4)
Includes options to purchase 97,303 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure, and warrants that are exercisable for an additional 120,000 shares of Class A Common Stock, including warrants for 100,000 shares owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein. Does not include unvested options to purchase an additional 33,333 shares of Class A Common Stock.

(5)	Includes options to purchase 200,000 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 300,000 shares of Class A Common Stock.
(6)	Includes options to purchase 83,334 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 66,666 shares of Class A Common Stock.
(7)	Does not include unvested options to purchase 30,636 shares of Class A Common Stock.
(8)	Includes options to purchase 30,636 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure.
(9)	Includes options to purchase 10,212 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 51,060 shares of Class A Common Stock.
(10)	Includes options to purchase 21,772 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 8,333 shares of Class A Common Stock.
(11)	Includes options to purchase 80,636 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 25,000 shares of Class A Common Stock.
(12)	Includes options to purchase 97,303 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 33,333 shares of Class A Common Stock.
(13)	Includes options to purchase an aggregate of 846,438 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an aggregate of 798,843 shares of Class A Common Stock.

Preferred Stock

The following table sets forth information, as of February 29, 2024, with respect to the beneficial ownership of our non-voting Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) by each of our directors, each of our named executive officers, and all of our executive officers and directors as a group. As of February 29, 2024, were 7,755,374 issued and outstanding shares of Series B Preferred Stock.

	Series B Preferred Stock Beneficially Owned
Name of Beneficial Owner	Shares		%
Named Executive Officers and Directors
Andrew A. Wiederhorn	997		*
Robert G. Rosen	232		*
Kenneth J. Kuick	2,000		*
John S. Allen	—		*
Donald J. Berchtold	—		*
Tyler B. Child	—		*
Lynne L. Collier	—		*
Mark Elenowitz	486	(1)	*
James G. Ellis	—		*
Peter R. Feinstein	—		*
Matthew H. Green	—		*
John C. Metz	71,306		*
Carmen Vidal	—		*
Mason A. Wiederhorn	—		*
Taylor A. Wiederhorn	885		*
Thayer D. Wiederhorn	1,689		*
All directors and executive officers as a group (18 persons)	81,090		1.0%

*	Represents beneficial ownership of less than 1% of the class.
(1)	Represents a warrant to purchase Series B Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Parent Company
As disclosed above under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," Fog Cutter Holdings, LLC beneficially holds approximately 55.5% of the voting power with respect to all shares of our common stock.
Transactions with Related Persons
The following is a summary or reportable related person transactions since the beginning of our 2022 fiscal year (which began on December 27, 2021) or currently proposed to which we were or will be a party:
•in which the amount involved exceeds $120,000; and
•in which any director, director nominee, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Andrew A. Wiederhorn, our current Chairman of the Board and former President and Chief Executive Officer, entered into a written Separation, Cooperation, and Release Agreement (the “Separation Agreement”) and Consulting Agreement (the “Consulting Agreement”) with the Company on July 19, 2023. Under the Separation Agreement, Mr. Wiederhorn was entitled to receive any accrued but unpaid base salary and the value of any accrued and unused vacation through his resignation date in accordance with his Employment Agreement. In addition, Mr. Wiederhorn was entitled to receive a final bonus under his Employment Agreement for such portion of 2023 through his separation date in the amount of $950,000. Mr. Wiederhorn’s stock options will continue to vest after his resignation date as long as he continues to provide services to the Company as a consultant. Under the Separation Agreement, Mr. Wiederhorn provided a general release of the Company, and the Company released Mr. Wiederhorn from certain claims related to his employment and separation from the Company, subject in each case to certain exceptions. Mr. Wiederhorn also agreed to assist and cooperate with the Company in transitioning his duties, as well as with any investigations, legal claims, or other matters related to his past employment. In addition, the Company agreed that, unless otherwise prohibited by applicable law, any attorney fees and expenses advanced to Mr. Wiederhorn by the Company in connection with the Company’s pending litigation and governmental investigations are awarded to him under the Separation Agreement. The Consulting Agreement provides that Mr. Wiederhorn will provide specified non-executive consulting services to the Company, including advice regarding corporate strategy, acquisitions, capital allocation, financing and restaurant/franchise operations. In consideration for such services, the Consulting Agreement provides that the Company will pay to Fog Cutter Consulting Corp., a company affiliated with Mr. Wiederhorn, an hourly fee of $1,850. In addition, while Mr. Wiederhorn remains a director of the Company, he will receive standard Board fees as a non-employee director. The Consulting Agreement also contains customary confidentiality obligations by Mr. Wiederhorn and an assignment to the Company of intellectual property developed by Mr. Wiederhorn in the course of providing consulting services to the Company.

John C. Metz joined our Board of Directors on July 11, 2023. Mr. Metz is the President and owner of RREMC Restaurants, LLC, which franchisees certain of the Company’s Hurricane Dockside Grill restaurants under standard franchise terms for the Company’s Hurricane brand. Under such arrangements, RREMC Restaurants, LLC pays to the Company a standard royalty rate on net sales plus marketing fees, which totaled approximately $692,975 since the beginning of our 2023 fiscal year and $559,703 for our 2022 fiscal year. In addition, in January 2022 the Company paid to Mr. Metz a consulting fee of $160,000 in connection with the Company’s acquisition of Native Grill & Wings.

Thayer D. Wiederhorn serves as Chief Operating Officer and a member of the Board of Directors of the Company. He is the son of Andrew Wiederhorn, grandson of Donald Berchtold, nephew of Tyler Child and brother of Taylor Wiederhorn and Mason Wiederhorn, none of whom have a material interest in his employment or share a household with him. For fiscal years 2022 and 2023 through the date of this report, he received an annual base salary of $550,000, and a bonus of $1,100,000 for fiscal 2022 and $1,110,000 for fiscal 2023. During those periods he also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 38,334 shares of the Company’s Class A common stock granted in previous years.

Taylor A. Wiederhorn serves as Chief Development Officer and a member of the Board of Directors of the Company. He is the son of Andrew Wiederhorn, grandson of Donald Berchtold, nephew of Tyler Child and brother of Thayer Wiederhorn and Mason Wiederhorn, none of whom have a material interest in his employment or share a household with him. For fiscal years 2022 and 2023 through the date of this report, he received an annual base salary of $550,000, and a bonus of $1,100,000 for fiscal 2022 and $1,110,000 for fiscal 2023. During those periods he also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 38,334 shares of the Company’s Class A common stock granted in previous years.

Mason A. Wiederhorn serves as Chief Brand Officer and a member of the Board of Directors of the Company. He is the son of Andrew Wiederhorn, grandson of Donald Berchtold, nephew of Tyler Child and brother of Thayer Wiederhorn and Taylor Wiederhorn, none of whom have a material interest in his employment or share a household with him. For fiscal years 2022 and 2023 through the date of this report, he received an annual base salary of $500,000, and a bonus of $850,000 for fiscal 2022 and $1,000,000 for fiscal 2023. During those periods he also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 30,000 shares of the Company’s Class A common stock granted in previous years.

Donald Berchtold serves as Chief Creative Officer and a member of the Board of Directors of the Company. He is the father of director Tyler Child and Jacob Berchtold, and the grandfather of Thayer Wiederhorn, Taylor Wiederhorn and Mason Wiederhorn, none of whom have a material interest in his employment or share a household with him. For fiscal years 2022 and 2023 through the date of this report, he received an annual base salary of $275,000, and bonuses of $75,000 for each of fiscal 2022 and 2023. During those periods he also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 5,000 shares of the Company’s Class A common stock granted in previous years.

Jacob Berchtold serves as Chief Operating Officer of the Fast Casual Division of the Company, and has been involved in restaurant operations of the Company and its predecessors since 2005. He is the son of Donald Berchtold, brother of Tyler Child and cousin of Thayer Wiederhorn, Taylor Wiederhorn and Mason Wiederhorn, none of whom have a material interest in his employment or share a household with him. For fiscal years 2022 and 2023 through the date of this report, he received an annual base salary of $350,000, and bonuses of $100,000 for each of fiscal 2022 and 2023. During those periods he also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 30,000 shares of the Company’s Class A common stock granted in previous years.

Carmen Vidal serves as the Company’s International Legal Counsel and Director of International Franchise Development (Europe/Middle East/North Africa). For fiscal 2022, she received a base salary of $130,000 and a bonus of $50,000. For fiscal 2023 through the date of this report, she received an annual base salary of $182,000 and a bonus for 2023 of $50,000. During those periods she also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 8,334 shares of the Company’s Class A common stock granted in previous years.
Director Independence
From the inception of our Company in 2017 until March 2023, a majority of our Board was independent and we had a standalone, fully independent compensation committee, nominating and audit committees. In March 2023, the Board was refreshed and expanded to ten persons, and all four members of the board of managers of our majority stockholder joined the Company's Board of Directors (Andrew Wiederhorn, Mason Wiederhorn, Taylor Wiederhorn and Thayer Wiederhorn). Since March 2023, the size of our Board was expanded to 14 persons and additional independent directors were appointed.
Currently, seven of our directors are considered independent within the meaning of the applicable rules and regulations of the SEC and the director independence standards of The NASDAQ Stock Market LLC ("NASDAQ") (Ms. Child, Ms. Collier and Messrs. Allen, Elenowitz, Ellis, Feinstein and Green). Mr. Metz is expected to become independent under these standards in February 2025. Mr. Elenowitz currently serves as the lead independent director on the Board of Directors.
Furthermore, the Board has determined that each member of the audit committee is "independent" under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ applicable to the audit committee, as currently in effect.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Effective as of June 27, 2023, the Company engaged Macias, Gini & O'Connell, LLP ("MGO") to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. The decision to engage MGO was also approved by the Audit Committee of the Company’s Board of Directors. For the fiscal year ending December 25, 2022, Baker Tilly US, LLP ("Baker Tilly") served as our independent registered public accounting firm.
The aggregate accounting fees paid to MGO and Baker Tilly for the years ended December 31, 2023 and December 25, 2022 are as follows (dollars in thousands):

	December 31, 2023	December 25, 2022
Audit fees	$992	$1,068
Audit related fees	$—	$215
Other fees	$—	$—
Audit Committee Pre-Approval Policies and Procedures. The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that MGO and Baker Tilly US, LLP are independent, respectively. In addition, the Audit Committee pre-approves all work (and the related estimated fees) that is to be performed by our independent registered public accounting firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements
FAT Brands Inc.
(b)Exhibits – See Exhibit Index immediately following the signatures page.

57

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FAT Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FAT Brands Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes and Schedule II to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Intangible Asset Impairment Assessment

Critical Audit Matter Description

As discussed in Note 2 of the financial statements, goodwill and indefinite lived intangible assets are tested for impairment at least annually and more frequently if events or changes in circumstances between annual tests indicate a potential impairment. Goodwill is evaluated for impairment by determining whether the fair values of the Company’s reporting units exceed their carrying values and indefinite lived intangible assets are evaluated for impairment by determining whether the fair values of such indefinite lived intangible assets exceed their carrying values. The Company determined that one of the indefinite lived intangible assets related to the Pretzel Maker business unit was impaired and the Company recorded a related impairment loss of approximately $0.5 million for the year ended December 31, 2023.The determination of the fair value of the reporting units and indefinite lived intangibles required significant estimates and assumptions. Minor changes in these assumptions could have a significant impact on either the fair value of the reporting units and intangible assets, the amount of any goodwill or intangible asset impairment charge, or both.

We identified the impairment assessment of goodwill and indefinite lived intangible assets as a critical audit matter. Auditing management's judgements regarding forecasts of future revenue and operating margin, and the discount rate to be applied involved a high degree of subjectivity and significant judgment.

How the Critical Audit Matter Was Addressed in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of management's process for determining goodwill and intangible asset impairment;
•Obtaining and reviewing management's goodwill and intangibles impairment analysis including the determination of fair value of the reporting units and intangible balances tested;
•Comparing the actual sales to those forecasted by the Company in previous years in order to assess the historical accuracy of management's forecasting;
•Utilizing a valuation professional with specialized skills and knowledge, who assisted in evaluating the valuation methodologies utilized by the Company for goodwill and intangible assets by comparing the methodologies to those utilized by other companies holding similar assets, and comparing management's assumption inputs to information from external sources and available economic forecasts and data;
•Evaluating the estimated fair value of the reporting units to the Company's market capitalization and evaluating whether any variances from the projections or changes in market capitalization were indicative of potential impairment;
•Evaluating whether the assumptions used in the goodwill and intangible assets impairment analysis were reasonable by considering the past performance of reporting units and third‑party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit; and
•Performing sensitivity analysis over certain inputs and assumptions of the Company to assess the impact any changes to those assumptions could have had on the Company’s fair value estimate.

/s/ Macias, Gini & O'Connell, LLP
We have served as the Company's auditor since 2023.

Irvine, CA
March 12, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FAT Brands Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of FAT Brands Inc. (the "Company") as of December 25, 2022, the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended, and the related notes and Schedule II to the consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Goodwill and Intangible Assets Impairment Assessment

Critical Audit Matter Description

As discussed in Note 2 of the consolidated financial statements, goodwill and intangible assets are tested for impairment at least annually on the reporting unit level, and more frequently if the Company believes indicators of impairment exist. The Company determined that three of the reporting units’ (Great American Cookie, Pretzel Maker and Marble Slab Creamery) intangible assets were impaired and the Company recorded related impairment losses of approximately $14 million for the year ended December 25, 2022. The determination of the fair value of the reporting units and related intangibles requires significant estimates and assumptions. Changes in these assumptions could have a significant impact on either the fair value of the reporting units and related intangibles, the amount of any goodwill impairment charge, or both.

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
Los Angeles, California
February 24, 2023

FAT BRANDS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 25, 2022
Assets
Current assets
Cash	$37,044	$28,668
Restricted cash	39,271	25,375
Accounts receivable, net	21,146	23,880
Inventory	9,306	6,925
Assets classified as held-for-sale	3,756	4,767
Other current assets	10,486	6,086
Total current assets	121,009	95,701

Non-current restricted cash	15,588	14,720
Operating lease right-of-use assets	220,035	101,114
Goodwill	305,089	293,282
Other intangible assets, net	620,622	625,294
Property and equipment, net	100,524	79,189
Other assets	5,371	4,003
Total assets	$1,388,238	$1,213,303

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$21,809	$18,328
Accrued expenses and other liabilities	58,903	52,800
Deferred income, current portion	2,490	2,019
Accrued advertising	7,992	14,819
Accrued interest payable	24,961	13,241
Dividend payable on preferred shares	1,325	1,467
Liabilities related to assets classified as held- for-sale	3,421	4,084
Operating lease liability, current portion	17,254	14,815
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	42,611	49,611
Acquisition purchase price payable	4,000	4,000
Total current liabilities	276,602	267,020

Deferred income, net of current portion	21,958	21,698
Deferred income tax liabilities, net	18,805	27,181
Operating lease liability, net of current portion	211,744	95,620
Long-term debt, net of current portion	1,110,308	958,630
Other liabilities	4,684	2,332
Total liabilities	1,644,101	1,372,481

Commitments and contingencies (Note 16)

Stockholders’ deficit
Preferred stock: $0.0001 par value; 15,000,000 shares authorized; 3,591,804 shares issued and outstanding at December 31, 2023 and 3,252,154 shares issued and outstanding at December 25, 2022; liquidation preference $25 per share	44,103	45,504
Class A and Class B common stock and additional paid-in capital as of December 31, 2023: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,900,099 shares issued and outstanding (Class A 15,629,294, Class B 1,270,805). Common stock and additional paid-in capital as of December 25, 2022: $0.0001 par value; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,571,675 shares issued and outstanding (Class A 15,300,870, Class B 1,270,805)	(31,189)	(26,015)
Accumulated deficit	(268,777)	(178,667)
Total stockholders’ deficit	(255,863)	(159,178)
Total liabilities and stockholders’ deficit	$1,388,238	$1,213,303

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

For the Fiscal Years Ended December 31, 2023 and December 25, 2022

	2023	2022
Revenue
Royalties	$94,036	$87,921
Restaurant sales	299,029	241,001
Advertising fees	39,490	37,997
Factory revenues	37,983	33,504
Franchise fees	4,979	3,706
Other revenue	4,940	3,095
Total revenue	480,457	407,224

Costs and expenses
General and administrative expense	93,117	113,313
Cost of restaurant and factory revenues	282,887	221,627
Depreciation and amortization	31,131	27,015
Impairment of goodwill and other intangible assets	500	14,000
Refranchising loss	2,873	4,178
Acquisition costs	—	383
Advertising fees	47,619	44,612
Total costs and expenses	458,127	425,128

Income (loss) from operations	22,330	(17,904)

Other (expense) income, net
Interest expense	(99,342)	(78,477)
Interest expense related to preferred shares	(18,189)	(16,372)
Net loss on extinguishment of debt	(2,397)	—
Other income, net	1,233	5,375
Total other expense, net	(118,695)	(89,474)

Loss before income tax provision	(96,365)	(107,378)

Income tax provision	(6,255)	18,810

Net loss	$(90,110)	$(126,188)

Net loss	$(90,110)	$(126,188)
Dividends on preferred shares	(7,007)	(6,636)
	$(97,117)	$(132,824)

Basic and diluted loss per common share	$(5.85)	$(8.06)
Basic and diluted weighted average shares outstanding	16,599,015	16,476,090
Cash dividends declared per common share	$0.56	$0.54
The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

For the Fiscal Year Ended December 31, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)
Net loss	—	—	—	—	—	—	—	—	—	—	(90,110)	(90,110)
Issuance of common stock and preferred stock	328,424	—	—	—	551	551	339,650	—	5,606	5,606	—	6,157
Share-based compensation	—	—	—	—	3,615	3,615	—	—	—	—	—	3,615
Dividends paid on common stock	—	—	—	—	(9,340)	(9,340)	—	—	—	—	—	(9,340)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(7,007)	(7,007)	—	(7,007)
Balance at December 31, 2023	15,629,294	1,270,805	$2	$—	$(31,191)	$(31,189)	3,591,804	$—	$44,103	$44,103	$(268,777)	$(255,863)

For the Fiscal Year Ended December 25, 2022

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at December 26, 2021	15,109,747	1,270,805	$2	$—	$(24,839)	$(24,837)	3,221,471	$—	$55,661	$55,661	$(52,479)	$(21,655)
Net loss	—	—	—	—	—	—	—	—	—	—	(126,188)	(126,188)
Issuance of common and preferred stock	36,362	—	—	—	108	108	30,683	—	586	586	—	694
Share-based compensation	150,000	—	—	—	7,619	7,619	—	—	—	—	—	7,619
Dividends paid on common stock	—	—	—	—	(8,905)	(8,905)	—	—	—	—	—	(8,905)
Issuance of common stock in lieu of cash - director fees	4,761	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(6,636)	(6,636)	—	(6,636)
Exercise of Series B preferred stock put option	—	—	—	—	—	—	—	—	(4,107)	(4,107)	—	(4,107)
Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Fiscal Years Ended December 31, 2023 and December 25, 2022

	2023	2022
Cash flows from operating activities
Net loss	$(90,110)	$(126,188)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	(8,376)	17,463
Net loss on extinguishment of debt	2,397	—
Depreciation and amortization	31,131	27,015
Share-based compensation	3,615	7,619
Change in operating right-of-use assets	55	7,021
Accretion of loan fees and interest	13,538	10,771
Adjustments to purchase price liability	—	(1,140)
Gain on sale of refranchised assets	—	—
Impairment of goodwill and other intangible assets	500	14,000
(Recovery) provision for bad debts	(9,827)	20,720
Other	—	(500)

Change in:
Accounts receivable	12,571	(24,516)
Inventory	(2,381)	—
Other current and noncurrent assets	(6,129)	29
Accounts payable	3,481	(9,199)
Accrued expense and other liabilities	6,101	6,501
Deferred income	732	3,419
Accrued advertising	(6,828)	3,966
Accrued interest payable	11,720	2,563
Dividend payable on preferred shares	(142)	(107)
Other current and noncurrent liabilities	2,344	(6,836)
Total adjustments	54,502	78,789
Net cash used in operating activities	(35,608)	(47,399)

Cash flows from investing activities
Acquisitions, net of cash acquired	(38,597)	(1,022)
Acquisition of intangible assets	(2,607)	(1,750)
Payments received on notes receivable	295	1,762
Proceeds from sale of property and equipment	—	9,934
Purchases of property and equipment	(18,896)	(21,421)
Net cash used in investing activities	(59,805)	(12,497)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	183,112	55,220
Repayments of borrowings	(54,369)	(4,874)
Change in operating lease liabilities	—	(5,699)
Proceeds from issuance of common and preferred shares	6,157	694
Dividends paid on redeemable preferred stock	—	(1,062)
Dividends paid on common shares	(9,340)	(8,905)

Dividends paid on preferred shares	(7,007)	(6,636)
Net cash provided by financing activities	118,553	28,738

Net increase (decrease) in cash and restricted cash	23,140	(31,158)
Cash and restricted cash at beginning of the period	68,763	99,921
Cash and restricted cash at end of the period	$91,903	$68,763

Supplemental disclosures of cash flow information:
Cash paid for interest	$109,388	$66,851
Cash paid for income taxes	$1,752	$1,029

Supplemental disclosure of non-cash financing and investing activities:
Director fees converted to common stock	$—	$30

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
As of December 31, 2023, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of December 31, 2023, the Company had approximately 2,300 locations open and under construction, of which approximately 92% were franchised.
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
Liquidity
The Company recognized income from operations of $22.3 million during fiscal year 2023 and loss from operations of $17.9 million during fiscal year 2022. The Company has a history of net losses and an accumulated deficit of $268.8 million as of December 31, 2023. Additionally, as of December 31, 2023, the Company had negative working capital of $155.6 million. Of this amount, $91.8 million represents the current portion of redeemable preferred stock as discussed in Note 12. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $37.0 million of unrestricted cash as of December 31, 2023 and plans on the combination of cash flows from operations, cash on hand, $107.1 million of issued but not sold aggregate principal amount of fixed rate secured notes and $89.7 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 10) to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation – The accompanying audited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our revenues are derived primarily from two sales channels, franchised restaurants and company-owned locations, which we operate as one reportable segment.
The accompanying audited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature.
Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years, as was the case in fiscal year 2023. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Fiscal year 2023 was a 53-week year and 2022 was a 52-week year.
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
Credit and depository risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management evaluates each of its franchisee’s financial condition prior to entry into a franchise or other agreement, as well as periodically through the term of the agreement, and believes that it has adequately provided for any exposure to potential credit losses. As of December 31, 2023 and December 25, 2022, accounts receivable, net of allowance for doubtful accounts, totaled $21.1 million and $23.9 million, respectively, with no franchisee representing more than 10% of that amount.
Restricted cash – The Company has restricted cash consisting of funds required to be held in trust in connection with its securitized debt. The current portion of restricted cash was $39.3 million and $25.4 million as of December 31, 2023 and December 25, 2022, respectively. Noncurrent restricted cash of $15.6 million and $14.7 million as of December 31, 2023 and December 25, 2022, respectively, represents interest reserves required to be set aside for the duration of the securitized debt.
Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023 and December 25, 2022 accounts receivable was stated net of an allowance for doubtful accounts of $3.7 million and $2.9 million, respectively.
Employee Retention Tax Credits - On March 27, 2020, the U.S. government enacted the Coronavirus Aid Relief and Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). During 2023, the Company received and recognized $16.9 million of ERCs.
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
Goodwill and other intangible assets – Intangible assets are stated at the estimated fair value at the date of acquisition and include goodwill, trademarks, and franchise agreements. Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually or more frequently if indicators arise. All other intangible assets are amortized over their estimated weighted average useful lives, which range from 4.9 years to 30.3 years. Management assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.
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
Earnings per share – The Company reports basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of the inclusion of all potentially dilutive securities would be anti-dilutive. As of December 31, 2023, and December 25, 2022, there were no potentially dilutive securities considered in the calculation of diluted loss per common share due to net losses for each period.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that all entities disclose on an annual basis the income taxes paid disaggregated by jurisdiction. The amendments eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is still evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is still evaluating the impact the adoption of this standard will have on its consolidated financial statements.

NOTE 3. MERGERS AND ACQUISITIONS
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
The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the transaction was estimated at $31.8 million. The preliminary allocation of the consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

Cash	$0.3
Accounts receivable, net of allowances	2.8
Inventory	2.6
Prepaids and other current assets	1.5
Other intangible assets, net	8.8
Goodwill	11.7
Operating lease right-of-use assets	109.4
Other assets	1.8
Property and equipment, net	18.1
Below market leases	0.2
Accounts payable	(3.6)
Accrued expenses and other liabilities	(9.9)
Operating lease liability, current portion	(3.9)
Operating lease liability, net of current portion	(105.6)
Other liabilities	(2.4)
Total net identifiable assets	$31.8
Our preliminary valuation estimates of the identifiable intangible assets acquired in connection with the transaction are based on initial valuations performed by management and third-party experts. However, these estimates are preliminary, as we have not completed our analysis of all the facts surrounding the business acquired and therefore have not finalized the accounting for these transactions. Our preliminary estimate of identifiable intangible assets total $8.8 million in trademarks.
Pro Forma Information

The table below presents the combined pro forma revenue and net loss of the Company and Barbeque Integrated Inc. for the years ended December 31, 2023 and December 25, 2022, respectively, assuming the acquisition had occurred on December 27,

2021 (the beginning of the Company’s 2022 fiscal year) (in millions). Actual consolidated results are presented in the pro forma information for any period in which Barbeque Integrated Inc. was actually a consolidated subsidiary of the Company. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of Barbeque Integrated Inc. occurred on this date nor does it purport to predict the results of operations for future periods.

	Year Ended
	December 31, 2023	December 25, 2022
Revenue	$610.1	$591.9
Net loss	$(93.8)	$(130.9)

The pro forma information includes various assumptions, including those related to the preliminary purchase price allocations of the assets acquired and liabilities assumed of Barbeque Integrated Inc. based on preliminary estimates of fair value by management and third-party valuation experts. The final purchase price allocations may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities as well as final post-closing adjustments, if any. Accordingly, the pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change.

NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.
The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held- for-sale, and have been classified accordingly on the accompanying audited consolidated balance sheets as of December 31, 2023 and December 25, 2022 (in millions):

	December 31, 2023	December 25, 2022

Property, plant and equipment	$0.7	$0.7
Operating lease right-of-use assets	3.1	4.1
Total	$3.8	$4.8
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $3.4 million and $4.1 million, have been classified as current liabilities on the accompanying audited consolidated balance sheets as of December 31, 2023 and December 25, 2022, respectively.
The following table highlights the operating results of the Company’s refranchising program during 2023 and 2022 (in millions):

	Twelve Months Ended
	December 31, 2023	December 25, 2022
Restaurant costs and expenses, net of revenue	$3.0	$4.2
Gains on store sales or closures	(0.1)	—
Refranchising loss	$2.9	$4.2

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists primarily of real estate (including land, buildings and tenant improvements) and equipment.
As of December 31, 2023 and December 25, 2022, the Company's gross carrying value of property and equipment and accumulated depreciation balances were (in millions):

	Total
	2023	2022
Real estate	$83.5	$67.7
Equipment	44.9	26.5
Total property and equipment, gross	128.4	94.2
Less: accumulated depreciation	(27.9)	(15.0)
Total property and equipment, net	$100.5	$79.2
Depreciation expense for the fiscal years ended December 31, 2023 and December 25, 2022 was $15.8 million and $12.1 million, respectively.
On an annual basis the Company assesses its property and equipment for impairment. The Company recognized $0.5 million impairment expense for the fiscal year ended December 31, 2023. For the fiscal year ended December 25, 2022, the company recognized impairment expense of $0.5 million. The impairment expenses is included in General and administrative expense on the Consolidated Statements of Operations.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The following table reflects the changes in carrying amounts of goodwill for the fiscal years ended December 31, 2023 and December 25, 2022 (in millions):

	December 31, 2023	December 25, 2022
Gross goodwill:
Balance, beginning of year	$295.0	$296.8
Acquired	11.8	1.2
Adjustment to preliminary purchase price allocation	—	(3.0)
Balance, end of year	306.8	295.0

Accumulated impairment:
Balance, beginning of year	(1.7)	(1.7)
Impairment	—	—
Balance, end of year	(1.7)	(1.7)

Net carrying value	$305.1	$293.3
When considering the available facts, assessments and judgments, the Company recorded no goodwill impairment charges for the fiscal years ended December 31, 2023 and December 25, 2022.

Other intangible assets consist primarily of trademarks, franchise agreements and customer relationships that were classified as identifiable intangible assets at the time of the brands’ acquisition by the Company, or at the time they were acquired by FCCG prior to FCCG’s contribution of the brands to the Company in connection with the initial public offering. Franchise agreements and customer relationships are amortized over the useful life of the asset. Trademarks are typically considered to have an indefinite useful life and are not amortized.
Changes in Carrying Value of Other Intangible Assets
The changes in carrying value of other intangible assets for the fiscal years ended December 31, 2023 and December 25, 2022 are as follows (in millions):

	Amortizing		Non-Amortizing		Total
	2023	2022	2023	2022	2023	2022
Balance, beginning of year	$162.1	$175.6	$463.2	$477.2	$625.3	$652.8
Impairment	—	—	(0.5)	(14.0)	(0.5)	(14.0)
Amortization expense	(15.3)	(14.9)	—	—	(15.3)	(14.9)
Acquisitions	9.1	1.7	—	—	9.1	1.7
Adjustment to preliminary purchase price allocation	2.0	(0.3)	—	—	2.0	(0.3)
Balance, end of year	$157.9	$162.1	$462.7	$463.2	$620.6	$625.3
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets
The carrying value of amortizing other intangible assets is as follows as of December 31, 2023 and December 25, 2022 (in millions):

	December 31, 2023			December 25, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$109.5	$(24.2)	$85.3	$109.2	$(14.8)	$94.4
Customer relationships	73.9	(13.7)	60.2	73.9	(8.1)	65.8
Other	12.9	(0.5)	12.4	2.1	(0.2)	1.9
Balance, end of year	$196.3	$(38.4)	$157.9	$185.2	$(23.1)	$162.1
When considering the available facts, assessments and judgments, including increased interest rates, the Company recorded impairment of trademarks in the amount of $0.5 million and $14.0 million for the fiscal years ended December 31, 2023 and December 25, 2022, respectively.
Amortization expense for the fiscal years ended December 31, 2023 and December 25, 2022 was $15.3 million and $14.9 million, respectively.
The expected future amortization of the Company’s amortizable intangible assets is as follows (in millions):

Fiscal year:
2024	$15.6
2025	15.4
2026	15.4
2027	15.4
2028	15.3
Thereafter	80.8
Total	$157.9

NOTE 7. DEFERRED INCOME
Deferred income is as follows (in millions):

	December 31, 2023	December 25, 2022
Deferred franchise fees	$24.3	$23.5
Deferred vendor incentives	0.1	0.2
Total	$24.4	$23.7

NOTE 8. INCOME TAXES
Components of the income tax (benefit) provision, net are as follows (in millions):

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
Current
Federal	$—	$—
State	0.8	0.4
Foreign	1.3	1.0
	2.1	1.4
Deferred
Federal	(6.3)	8.2
State	(2.1)	9.2
	(8.4)	17.4
Total income tax (benefit) provision	$(6.3)	$18.8
Income tax (benefit) provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in millions):

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
Tax benefit at statutory rate	$(20.3)	$(22.5)
State and local income taxes	(1.5)	(0.7)
State and federal valuation allowances	17.1	36.4
162(m) limitation	1.1	1.3
Foreign taxes	1.3	0.8
Tax credits	(9.0)	0.5
Nondeductible interest expense	1.7	2.2
Other	3.3	0.8
Total income tax provision	$(6.3)	$18.8
As of December 31, 2023, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 31, 2023.

Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31, 2023	December 25, 2022
Deferred tax assets (liabilities), net
Net federal and state operating loss carryforwards	$38.0	$47.9
Deferred revenue	5.3	4.9
Intangibles	(90.0)	(92.6)
Deferred state income tax	—	1.8
Reserves and accruals	10.0	6.6
Interest expense carryforward	68.1	43.9
Tax credits	28.3	0.1
Share-based compensation	1.3	2.8
Fixed assets	(6.9)	(4.4)
Operating lease right-of-use assets	(55.6)	(26.0)
Operating lease liabilities	57.9	28.5
Valuation allowance	(77.4)	(40.6)
Other	2.2	(0.1)
Total	$(18.8)	$(27.2)
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than fifty percent) that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and December 25, 2022, the Company recorded a valuation allowance against its deferred tax assets in the amount of $77.4 million and $40.6 million, respectively, as it determined that these amounts would not likely be realized. Realization of our deferred tax assets is dependent upon future earnings, the timing and amount of which, if any, are uncertain. The valuation allowance increased by $36.8 million and $35.4 million during the fiscal years ended December 31, 2023 and December 25, 2022, respectively.
The Company had federal net operating loss carryforwards (“NOLs”) of approximately $139.5 million and $176.9 million as of December 31, 2023 and December 25, 2022, respectively. The Company’s State NOLs were approximately $126.3 million and $133.5 million as of December 31, 2023 and December 25, 2022, respectively. The NOLs begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company also had certain federal tax credits totaling approximately $28.3 million and $0.1 million as of December 31, 2023 and December 25, 2022 respectively. The credits will begin to expire in 2024.
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

NOTE 9. LEASES
As of December 31, 2023, the Company has recorded 192 operating leases for corporate offices and for certain owned restaurant properties, some of which are in the process of being refranchised. The leases have remaining terms ranging from 1 month to 26.8 years. The Company recognized lease expense of $22.2 million and $18.8 million for the fiscal years ended December 31, 2023 and December 25, 2022, respectively. The weighted average remaining lease term of the operating leases as of December 31, 2023 was 10.7 years.

Operating lease right-of-use assets and operating lease liabilities are as follows (in millions):

	December 31, 2023	December 25, 2022

Operating lease right-of-use assets	$220.0	$101.1
Right of use assets classified as held-for-sale	3.1	4.1
Total right-of-use assets	$223.1	$105.2

Operating lease liabilities	$229.0	$110.4
Lease liabilities related to assets held-for-sale	3.4	4.1
Total operating lease liabilities	$232.4	$114.5
The operating lease right-of-use assets and operating lease liabilities include obligations relating to the optional term extensions available on certain restaurant leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 8.9% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.
The contractual future maturities of the Company’s operating lease liabilities as of December 31, 2023, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
2024	$29.6
2025	28.8
2026	27.5
2027	27.4
2028	26.4
Thereafter	349.4
Total lease payments	489.1
Less imputed interest	260.1
Total	$229.0
Supplemental cash flow information for the fiscal years ended December 31, 2023 and December 25, 2022 related to leases is as follows (in millions):

	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$19.8	$16.4
Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$8.5	$7.7

NOTE 10. DEBT
Long-term debt consisted of the following (in millions):

	December 31, 2023					December 25, 2022
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$139.8	$135.9	$135.3
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	276.8	267.7	228.9
Twin Peaks Securitization	7/25/2051	1/25/2025	7.00%	198.0	193.7	147.5
Fazoli's/Native Securitization	7/25/2051	1/25/2025	6.00%	128.8	126.0	124.8
FB Resid Securitization	7/25/2027		10.00%	52.9	52.7	—
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	43.1	42.1	45.2
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	95.7	95.9	82.0
Twin Peaks Securitization	7/25/2051	1/25/2025	9.00%	50.0	48.6	47.3
Fazoli's/Native Securitization	7/25/2051	1/25/2025	7.00%	18.0	17.4	23.5
FB Resid Securitization	7/25/2027		10.00%	52.9	52.7	—
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	19.6	18.6	32.1
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	47.3	43.4	53.5
Twin Peaks Securitization	7/25/2051	1/25/2025	10.00%	31.2	29.4	45.5
Fazoli's/Native Securitization	7/25/2051	1/25/2025	9.00%	25.1	20.7	37.0
Total Securitized Debt				1,179.2	1,144.8	1,002.6
Elevation Note	7/19/2026	N/A	6.00%	3.5	3.0	3.9
Equipment Notes	5/5/2027 to 3/7/2029	N/A	7.99% to 8.49%	1.2	1.9	1.3
Twin Peaks Construction Loan	8/5/2023 with One Six-Month Extension	N/A	8.00%	2.2	—	0.4
Twin Peaks Construction Loan II	1/9/2024	N/A	10.83%	1.5	—	—
Twin Peaks Construction Loan III	12/28/2023 with One One-Year Extension	N/A	Prime + 1%	2.2	2.2	—
Twin Peaks Promissory Note	10/4/2024	N/A	5.30%	1.0	1.0	—
Total debt				$1,190.8	1,152.9	1,008.2
Current portion of long-term debt					(42.6)	(49.6)
Long-term debt					$1,110.3	$958.6
Terms of Outstanding Debt
FB Royalty Securitization
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes. Net proceeds totaled $140.8 million, which consisted of the combined face amount of $144.5 million, net of debt offering costs of $3.0 million and original issue discount of $0.7 million. A portion of the proceeds was used to repay and retire notes issued in 2021 under the Base Indenture (the "2020 Securitization Notes"). The payoff amount totaled $83.7 million, which included principal of $80.0 million, accrued interest of $2.2 million and prepayment premiums of $1.5 million. The Company recognized a loss on extinguishment of debt of $7.8 million in connection with the refinance as well as interest expense on the 2020 Securitization Notes in the amount of $2.6 million for the year ended December 26, 2021.
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
Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. On July 13, 2023, pursuant to the Exchange Agreement, the Twin Peaks sellers exercised their put option. As of December 31, 2023, the outstanding principal balance subject to the put/call option was $17.3 million.
As of December 31, 2023, the carrying value of the FB Royalty Securitization Notes was $196.5 million (net of debt offering costs of $2.5 million and original issue discount of $5.8 million). The Company recognized interest expense on the FB Royalty Securitization Notes of $14.4 million for the year ended December 31, 2023, respectively, which includes $1.6 million for amortization of debt offering costs, and $0.7 million for amortization of the original issue discount. The average annualized effective interest rate of the FB Royalty Securitization Notes, including the amortization of debt offering costs and original issue discount, was 8.1% for the time the debt was outstanding during the year ended December 31, 2023.
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
As of December 31, 2023, the carrying value of the GFG Securitization Notes was $406.7 million (net of debt offering costs of $4.7 million and original issue discount of $5.9 million). The Company recognized interest expense on the GFG Securitization Notes of $33.7 million for fiscal year ended December 31, 2023, which includes $1.3 million for amortization of debt offering costs and $3.2 million for amortization of the original issue discount. The average annualized effective interest rate of the GFG Securitization Notes, including the amortization of debt offering costs and original issue discount, was 9.8% during the fiscal year ended December 31, 2023.
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
As of December 31, 2023, the carrying value of the Twin Peaks Securitization Notes was $271.5 million (net of debt offering costs of $4.2 million and original issue discount of $5.5 million). The Company recognized interest expense on the Twin Peaks Securitization Notes of $23.8 million for year ended December 31, 2023, which includes $3.8 million for amortization of debt offering costs and $2.4 million for amortization of the original issue discount. The effective interest rate of the Twin Peaks Securitization Notes, including the amortization of debt offering costs and original issue discount, was 11.6% during the year ended December 31, 2023.

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
As of December 31, 2023, the carrying value of the Fazoli's-Native Securitization Notes was $164.1 million (net of debt offering costs of $2.5 million and original issue discount of $6.0 million). The Company recognized interest expense on the Fazoli's-Native Securitization Notes of $13.9 million for the fiscal year ended December 31, 2023, which includes $1.2 million for amortization of debt offering costs and $2.8 million for amortization of the original issue discount. The effective interest rate of the Fazoli's-Native Securitization Notes, including the amortization of debt offering costs and original issue discount, was 10.1% during the year ended December 31, 2023.
The Fazoli's-Native Securitization Notes are generally secured by a security interest in substantially all the assets of FAT Brands Fazoli's Native I, LLC and its subsidiaries.
FB Resid Holdings I, LLC
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
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio, and (iii) senior leverage ratio. As of December 31, 2023, the Company was in compliance with these covenants.
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
As of December 31, 2023, the carrying value of the Elevation Note was $3.0 million which is net of the loan discount of $0.4 million and debt offering costs of $35,329. In June 2022, pursuant to the claw-back provision of the purchase agreement, the balance of the Elevation Note was reduced by $1.0 million to $6.5 million. The Company recognized interest expense relating to the Elevation Note during the fiscal year ended December 31, 2023 in the amount of $0.2 million, which included amortization of the loan discount of $0.2 million and amortization of $10,191 in debt offering costs. The Company recognized interest expense relating to the Elevation Note during the year ended December 25, 2022 in the amount of $0.6 million, which included amortization of the loan discount of $0.2 million and amortization of $10,191 in debt offering costs. The effective interest rate for the Elevation Note during the year ended December 31, 2023 was 12.1%.
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

On December 5, 2022, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.5 million, the proceeds of which will be used for a new corporate Twin Peaks restaurant (the "Construction Loan"). The Construction Loan has an initial maturity of August 5, 2023, with an optional six-month extension, bearing interest at the greater of the 3-month Secured Overnight Financing Rate (SOFR) plus 360 basis points, or 8% per year, and is secured by land and building. In August 2023, management extended the maturity to February 5, 2024. On December 26, 2023, the loan was paid in full as part of a sale leaseback transaction.

On March 9, 2023, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.5 million, the proceeds of which will be used for a new corporate Twin Peaks in Sarasota, Florida (the "Sarasota Construction Loan"). The Sarasota Construction Loan has an initial maturity of January 9, 2024, with an optional three-month extension, bearing interest at the greater of the 3-month Overnight Financing Rate (SOFR) plus 575 basis points or 4% per year and is secured by land and building. On September 27, 2023, the loan was paid in full as part of a sale leaseback transaction.

On December 28, 2023, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.75 million, the proceeds of which will be used for a new corporate Twin Peaks in McKinney, TX (the "McKinney Construction Loan"). The McKinney Construction Loan has an initial maturity of December 28, 2024, with an optional 12-month extension, bearing interest at Wall Street Journal Prime plus 100 basis per year and is secured by land and building.

Promissory Note (Twin Peaks)

On December 4, 2023, an indirect subsidiary of the Company purchased all member interest units of a joint venture entity for $1.3 million in the form of a $0.3 million cash payment and 10 equal monthly payments of $0.1 million beginning in January 2024. The $1.0 million promissory note bears interest of 5.3%.

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

Scheduled Principal Maturities

Scheduled principal maturities of long-term debt and redemptions of redeemable preferred stock (Note 12) for the next five fiscal years are as follows (in millions):

Fiscal Year	Long-Term Debt	Redeemable Preferred Stock (Note 12)
2024	$27.5	$91.8
2025	$24.9	$—
2026	$23.2	$—
2027	$129.0	$—
2028	$22.9	$—

NOTE 11. PREFERRED STOCK
Series B Cumulative Preferred Stock
On July 13, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) to issue and sell, in a public offering (the “Offering”), 360,000 shares of 8.25% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) and 1,800,000 warrants, plus 99,000 additional warrants pursuant to the underwriter’s overallotment option (the “2020 Series B Offering Warrants”), to purchase common stock at $5.00 per share (Note 15).
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
The Company may redeem the Series B Preferred Stock, in whole or in part, at the option of the Company, for cash, at the following redemption price per share, plus any unpaid dividends:
i.After July 16, 2023 and on or prior to July 16, 2024: $26.00 per share.
ii.After July 16, 2024 and on or prior to July 16, 2025: $25.50 per share.
iii.After July 16, 2025: $25.00 per share.
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
On November 14, 2022, we entered into an ATM Sales Agreement (the "Sales Agreement") with ThinkEquity LLC (the "Agent"), pursuant to which we may offer and sell from time to time through the Agent up to $21,435,000 maximum aggregate offering price of shares of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock. During fiscal year 2023, pursuant to the Sales Agreement, we sold and issued 339,650 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $15.60, paid the Agent commissions of $158,994 for such sales and received net proceeds of $5,139,178 (net of fees and commissions) for such sales. During the fourth quarter and fiscal year 2022, pursuant to the Sales Agreement, (i) we sold and issued 1,648 shares of Class A Common Stock, at a weighted average share price of $7.04, paid the Agent commissions of $348 and received net proceeds of $11,260 (net of fees and commissions) for such sales and (ii) we sold and issued 30,683 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $18.13, paid the Agent commissions of $16,692 for such sales and received net proceeds of $539,698 (net of fees and commissions) for such sales.
As of December 31, 2023, the Series B Preferred Stock consisted of 3,591,804 shares outstanding with a balance of $44.1 million. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $7.0 million during the fiscal year ended December 31, 2023. As of December 25, 2022, the Series B Preferred Stock consisted of 3,252,154 shares outstanding with a balance of $45.5 million. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $6.6 million during the fiscal year ended December 25, 2022. These amounts do not include 5,936,638 shares of Series B Preferred Stock classified as redeemable preferred stock due to associated put options granted to the holders by the Company (see Note 12).

NOTE 12. REDEEMABLE PREFERRED STOCK

GFG Preferred Stock Consideration

On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of December 31, 2023, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. In the fiscal year ended December 31, 2023, the Company paid $3.4 million for the accrued interest.

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

On October 1, 2021, the Company and the Twin Peaks Seller entered into a Put/Call Agreement (the “Put/Call Agreement”) pursuant to which the Company was granted the right to call from the Twin Peaks Seller, and the Twin Peaks Seller was granted the right to put to the Company, the Initial Put/Call Shares at any time until March 31, 2022 for a cash payment of $42.5 million, and the Secondary Put/Call Shares at any time until September 30, 2022 for a cash payment of $25.0 million (the Initial Put/call Shares together with the Secondary Put/Call Shares total $67.5 million), plus any accrued but unpaid dividends on such shares. Unpaid balances, when due, accrue interest at a rate of 10.0% per annum until repayment is completed. On October 7, 2021, the Company received a put notice on the Initial Put/Call Shares and the Secondary Put/Call Shares and, therefore, classified them in current liabilities in its consolidated balance sheet.
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
As of December 31, 2023, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration in the amount of $2.4 million during the year ended December 31, 2023.

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

As of December 31, 2023 and December 25, 2022, the total number of authorized shares of Class A and Class B common stock was 51,600,000. There were 15,629,294 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding at December 31, 2023, and 15,300,870 shares of Class A common stock and 1,270,805 shares of Class B common stock issued and outstanding at December 25, 2022.

Below are the changes to the Company’s common stock during the fiscal year ended December 31, 2023:

●	Warrants to purchase 342,290 shares of Class A common stock were exercised during the year ended December 31, 2023. The proceeds to the Company from the exercise of the warrants totaled $0.7 million.

●
The Company granted 25,000 restricted shares of Class A common stock to an employee. One-third of the shares vested immediately and the remaining shares will vest over the next 2 years in equal installments at the anniversary date of grant. The value of the restricted stock grant was $0.1 million and will be amortized as compensation expense over the vesting period.

●	A total of 126,134 shares of Class A common stock were issued.

●
On January 3, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on March 1, 2023 to stockholders of record as of February 15, 2023, for a total of $2.3 million.

●
On April 4, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on June 1, 2023 to stockholders of record as of May 15, 2023, for a total of $2.3 million.

●
On July 11, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on September 1, 2023 to stockholders of record as of August 15, 2023, for a total of $2.3 million.

●
On October 3, 2023, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on December 1, 2023 to stockholders of record as of November 15, 2023, for a total of $2.4 million.

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

●
On May 3, 2022, one non-employee member of the Board of Directors elected to receive a portion of his compensation in shares of the Company's Class A common stock in lieu of cash. As such, the Company issued a total of 4,761 shares of Class A common stock with a value of $30,000 to the electing director as consideration for accrued director's fees.

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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for fiscal year ended December 31, 2023 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 25, 2022	2,748,906	$10.06	8.3
Grants	795,723	$5.80	9.4
Forfeited	(501,277)	$8.48	8.6
Exercised	(153,180)	$5.02	6.4
Stock options outstanding at December 31, 2023	2,890,172	$9.39	7.8
Stock options exercisable at December 31, 2023	1,525,531	$10.52	7.0
The range of assumptions used in the Black-Scholes valuation model to value to options granted in 2023 are as follows:

Expected dividend yield	7.9% - 10.4%
Expected volatility	81.0%
Risk-free interest rate	3.4% - 4.9%
Expected term (in years)	6.0
During the year ended December 31, 2023, the Company granted 25,000 restricted shares of Class A common stock to an employee. One-third of the shares vested immediately and the remaining shares will vest over the next 2 years in equal installments at the anniversary date of grant. The grantees are entitled to any common dividends relating to the granted shares during the vesting period. The granted shares were valued at $0.1 million as of the date of grant. The related compensation expense will be recognized over the vesting period.
The Company recognized share-based compensation expense in the amount of $3.6 million and $7.7 million during the fiscal years ended December 31, 2023 and December 25, 2022, respectively. As of December 31, 2023, there remains $2.3 million of share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.
NOTE 15. WARRANTS
As of December 31, 2023, the Company had issued outstanding warrants to purchase shares of its Class A common stock as follows:

Issue Date	Number of Warrants Outstanding	Commencement Date	Termination Date	Exercise Price	Value at Grant Date (In Thousands)
06/19/2019	46,875	12/24/2020	06/19/2024	$7.27	N/A (1)
10/03/2019	60	10/03/2019	10/03/2024	$7.73	$—
07/16/2020	982,855	12/24/2020	07/16/2025	$3.76	$1,163
07/16/2020	18,648	12/24/2020	07/16/2025	$3.76	$64
	1,048,438

(1)	Values were not calculated at the issue date because the warrants were only exercisable in the event of a merger involving the Company and FCCG.
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
The Company’s activity in warrants to purchase Class A common stock for the fiscal year ended December 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 25, 2022	1,591,256	$3.88	2.4
Exercised	(342,290)	$2.99	1.5
Expired	(200,528)	$7.06	—
Warrants outstanding at December 31, 2023	1,048,438	$2.95	1.6
Warrants exercisable at December 31, 2023	1,048,438	$2.95	1.6

(1)	Exercise price adjusted due to cash dividends and Class B stock dividend.

The Company’s warrant activity for the fiscal year ended December 25, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 26, 2021	1,707,670	$4.72	3.2
Exercised	(34,714)	$3.57	2.6
Cancelled	(81,700)	$13.35	—
Warrants outstanding at December 25, 2022	1,591,256	$3.88	2.4
Warrants exercisable at December 25, 2022	1,591,256	$3.88	2.4
During the fiscal year ended December 31, 2023, a total of 342,290 warrants were exercised in exchange for 342,290 shares of common stock with net proceeds to the Company of $0.7 million.
The range of assumptions used to establish the initial value of the warrants using the Black-Scholes valuation model were as follows:

Warrants
Expected dividend yield	4.00% - 6.63%
Expected volatility	30.23% - 31.73%
Risk-free interest rate	0.99% - 1.91%
Expected term (in years)	3.8 - 5.0

NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation and Investigations

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)

On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Defendants filed a motion to dismiss Plaintiffs’ complaint, which the Court denied in an oral ruling on February 11, 2022 and subsequent written order on May 25, 2022. On April 7, 2022, the Court entered a Scheduling Order setting forth the key dates and deadlines that would govern the litigation, including a discovery cutoff of March 24, 2023 and trial date of February 5-9, 2024. To date, the parties have engaged in substantial written discovery, though no depositions have been taken. On February 3, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC's investigation, which the Court granted on February 17, 2023. On April 5, 2023, the Court granted Plaintiffs’ motion to lift the stay of the proceedings, and entered a Second Amended Pre-Trial Scheduling Order resetting key dates and deadlines, including a fact discovery cutoff of August 4, 2023, and a trial date to be set sometime after May 10, 2024. On May 4, 2023, a new SLC was appointed, and on May 8, 2023, the new SLC moved for a six-month stay of the action pending resolution of its investigation. Two days later, on May 10, 2023, the United States of America moved for a partial stay of discovery pending its own investigation. On May 31, 2023, the Court granted the United States of America’s Motion, except that it granted a six-month stay of all proceedings in the action, and on that basis deemed the SLC’s motion to be moot. On December 4, 2023, the stay of all proceedings was extended through March 3, 2024, and on March 1, 2024, the stay of all proceedings was extended to June 3, 2024. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). Argument on the Motion was heard on November 17, 2022, and again on February 23, 2023, and the Court took its decision under advisement. The Court denied the motion on April 5, 2023. On May 2, 2023, the Court entered a pre-trial scheduling order setting key dates and deadlines that will govern the litigation, including a fact discovery cutoff of February 2, 2024, and a trial date to be set sometime after October 15, 2024. On July 21, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC’s investigation. On August 10, 2023, the parties filed a stipulation to stay the case for six months, conditioned upon Defendants continuing to review the documents in response to Plaintiffs' First Requests for Production and to produce non-privileged responsive documents to the SLC and to Plaintiffs no later than December 1, 2023. The Court granted the stipulation the same day. In accordance with the stipulation, Defendants produced documents to the SLC and Plaintiffs by the December 1, 2023 deadline. On February 7, 2024, the SLC requested, and the Court granted, an extension of the stay of all proceedings through May 6, 2024, granting the SLC an additional 90 days to complete its investigation. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Government Investigations

In December 2021, the U.S. Attorney’s Office for the Central District of California (the “U.S. Attorney”) and the U.S. Securities and Exchange Commission (the “SEC”) informed the Company that they had opened investigations relating to the Company and our former Chief Executive Officer, Andrew Wiederhorn, and were formally seeking documents and materials concerning, among other things, the Company’s December 2020 merger with Fog Cutter Capital Group Inc., transactions between those entities and Mr. Wiederhorn, as well as compensation, extensions of credit and other benefits or payments received by Mr. Wiederhorn or his family from those entities prior to the merger. From August 23, 2022 until March 28, 2023, our Board of Directors maintained a Special Review Committee comprised of directors other than Mr. Wiederhorn to oversee a review of the issues raised by the U.S. Attorney and SEC investigations. The Company intends to cooperate with the U.S. Attorney and the SEC regarding these matters and is continuing to actively respond to inquiries and requests from the U.S. Attorney and the SEC. At this stage, we are not able to reasonably estimate or predict the outcome or duration of either of the U.S. Attorney’s or the SEC’s investigations.

On February 15, 2024, the Company, Andrew Wiederhorn and one current and one former officer of the Company each received a “Wells Notice” from the Staff of the SEC. The Wells Notice issued to the Company alleges violations of Securities Act Section 17(a)(2), and Exchange Act Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(k), and 14(a) and Rules 10b-5(b), 12b-20, 13a-1, 13a-13, 14a-3, and 14a-9 thereunder, relating solely to conduct occurring during or prior to fiscal year 2020. A Wells Notice is neither a formal charge of wrongdoing nor a determination that the recipient has violated any law. The Company is continuing its efforts to cooperate with the SEC and maintains that its actions were appropriate, and intends to pursue the Wells Notice process, including submitting a formal response to the SEC.
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-772-HE)
In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12.0 million to $22.0 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery. The court has vacated the current trial date and has not yet reset the trial date. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet of FAT Brands relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
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
SBN FCCG LLC v FCCGI (Supreme Court of the State of New York, County of New York, Index No. 650197/2023)
On January 13, 2023, SBN filed another complaint against FCCG in New York state court for an indemnification claim stemming from a lawsuit in Oklahoma City regarding the same lease portfolio formerly managed by Fog Cap (the “OKC Litigation”), and a bankruptcy proceeding involving Fog Cap (the “Bankruptcy Proceeding”). SBN alleges that under a February 2008 stock purchase agreement, Fog Cutter is required to indemnify SBN and its affiliates. According to the complaint, SBN has, at the time of filing the complaint, incurred costs subject to indemnification of approximately $12 million. On March 11, 2024, the court issued an order granting FCCG’s motion to dismiss SBN’s complaint without prejudice to refile the complaint, if at all, once the underlying proceedings (the OKC Litigation and the Bankruptcy Proceeding) were complete. We are unable at this time to express any opinion as to the eventual outcome of this matter or the possible range of loss, if any.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 31, 2023, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
Operating Leases (See Also Note 9)
Our corporate headquarters, including its principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, comprising approximately 15,000 square feet of space, pursuant to a lease that expires on September 29, 2025.

Our subsidiary, GFG Management, LLC, leases an approximately 16,000 square foot warehouse location in Atlanta, GA under a lease expiring on May 31, 2029.
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

In addition to the above locations, certain of our subsidiaries directly own and operate restaurant locations, substantially all of which are located in leased premises. As of December 31, 2023, we owned and operated approximately 190 restaurant locations. The leases have remaining terms ranging from 1 month to 26.8 years.
We believes that our existing facilities are in good operating condition and adequate to meet current and foreseeable needs. Additional information related to our operating leases are disclosed in Note 9.
NOTE 17. GEOGRAPHIC INFORMATION AND MAJOR FRANCHISEES
Revenues by geographic area are as follows (in millions):

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
United States	$469.6	$397.4
Other countries	10.9	9.8
Total revenues	$480.5	$407.2
Revenues are shown based on the geographic location of our licensee restaurants. All of our owned restaurant assets are located in the United States.
During the fiscal years ended December 31, 2023 and December 25, 2022, no individual franchisee accounted for more than 10% of the Company's revenues.

FAT BRANDS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

	Dollars (In Millions)
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Recoveries/Acquisitions	Balance at End of Period
Allowance for:
Trade notes and accounts receivable	$3.8	$2.5	$(1.7)	$4.6

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT BRANDS INC.

By:	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert G. Rosen
Robert G. Rosen
Co-Chief Executive Officer (Principal Executive Officer)
The undersigned directors and officers of FAT Brands Inc. do hereby constitute and appoint Kenneth J. Kuick and Robert G. Rosen, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	NAME AND TITLE

March 12, 2024	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

March 12, 2024	/s/ Robert G. Rosen
Robert G. Rosen
Co-Chief Executive Officer (Principal Executive Officer)

March 12, 2024	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn, Director

March 12, 2024	/s/ John S. Allen
John S. Allen, Director

March 12, 2024	/s/ Donald J. Berchtold
Donald J. Berchtold, Director

March 12, 2024	/s/ Tyler B. Child
Tyler B. Child, Director

March 12, 2024	/s/ Lynne L. Collier
Lynne L. Collier, Director

March 12, 2024	/s/ Mark Elenowitz
Mark Elenowitz, Director

March 12, 2024	/s/ James G. Ellis
James G. Ellis, Director

March 12, 2024	/s/ Peter R. Feinstein
Peter R. Feinstein, Director

March 12, 2024	/s/ Matthew H. Green
Matthew H. Green, Director

March 12, 2024	/s/ John C. Metz
John C. Metz, Director

March 12, 2024	/s/ Carmen Vidal
Carmen Vidal, Director

March 12, 2024	/s/ Mason A. Wiederhorn
Mason A. Wiederhorn, Director

March 12, 2024	/s/ Taylor A. Wiederhorn
Taylor A. Wiederhorn, Director

March 12, 2024	/s/ Thayer D. Wiederhorn
Thayer D. Wiederhorn, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference to			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation, filed on August 16, 2021	8-K	3.1	08/19/2021
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, filed on August 24, 2021	8-K	3.1	08/30/2021
3.3	Certificate of Increase of Series B Cumulative Preferred Stock, filed on September 15, 2021	8-K	3.1	09/16/2021
3.4	Certificate of Increase of Series B Cumulative Preferred Stock, filed on October 28, 2021	8-K	3.1	10/28/2021
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on December 20, 2022	8-K	3.1	12/23/2022
3.6	Amended and Restated Bylaws, effective as of May 2, 2023	8-K	3.1	5/8/2023
4.1	Warrant Agency Agreement, dated July 16, 2020, between the Company and VStock Transfer, LLC, to act as the Warrant Agent (including the form of Warrant Certificate)	8-K	10.1	07/16/2020
4.2	Base Indenture, dated March 6, 2020, and amended and restated as of April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	04/26/2021
4.3	Series 2021-1 Supplement to the Base Indenture, dated April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee	8-K	4.2	04/26/2021
4.4	Series 2022-1 Supplement to the Base Indenture, dated July 6, 2022, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	10/25/2022
4.5	Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	07/26/2021
4.6	Series 2021-1 Supplement to the Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	07/26/2021
4.7	Series 2022-1 Supplement to the Base Indenture, dated December 15, 2022, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	01/31/2023
4.8	Base Indenture, dated October 1, 2021, by and between FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	10/06/2021

4.9	Series 2021-1 Supplement to the Base Indenture, dated October 1, 2021, by and between FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	10/06/2021
4.10	Base Indenture, dated December 15, 2021, by and among FAT Brands Fazoli’s Native I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	12/16/2021
4.11	Series 2021-1 Supplement to Base Indenture, dated December 15, 2021, by and among FAT Brands Fazoli’s Native I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	12/16/2021
4.12	Series 2023-1 Supplement to Base Indenture, dated September 8, 2023, by and among FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary				X
4.13	Base Indenture, dated July 10, 2023, by and among FB Resid Holdings I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	7/13/2023
4.14	Series 2023-1 Supplement to Base Indenture, dated July 10, 2023, by and among FB Resid Holdings I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	7/13/2023
4.15	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Form of Indemnification Agreement, dated October 20, 2017, between the Company and each director and executive officer	1-A	6.3	09/06/2017
10.2*	Amended and Restated 2017 Omnibus Equity Incentive Plan	Schedule 14A (proxy statement)	Appendix A	11/03/2023
10.3	Amended and Restated Office Lease, dated November 18, 2019, by and among Duesenberg Investment Company, LLC, Fatburger North America, Inc., Fog Cutter Capital Group Inc., and Fatburger Corporation	10-K	10.12	04/28/2020
10.4	Management Agreement, dated March 6, 2020, and amended and restated as of April 26, 2021, by and among FAT Brands Inc., FAT Brands Royalty I, LLC, each of the Securitization Entities named therein, and UMB Bank, N.A., as Trustee	8-K	10.2	04/26/2021
10.5	Management Agreement, dated July 22, 2021, by and among FAT Brands Inc., FAT Brands GFG Royalty I, LLC, each of the Franchise Entities named therein, and UMB Bank, N.A., as trustee	8-K	10.2	07/26/2021
10.6	Management Agreement, dated October 1, 2021, by and among FAT Brands Inc., FAT Brands Twin Peaks I, LLC, each of the Securitization Entities named therein, and UMB Bank, N.A., as trustee	8-K	10.2	10/06/2021

10.7	Management Agreement, dated December 15, 2021, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, each of the Guarantors named therein and UMB Bank, N.A., as trustee	8-K	10.2	12/16/2021
10.8	Back-Up Management and Consulting Agreement, dated December 15, 2021, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, each of the Guarantors named therein, UMB Bank, N.A., as trustee, and FTI Consulting, Inc., as back-up manager	8-K	10.3	12/16/2021
10.9	Management Agreement, dated July 10, 2023, by and among FAT Brands Inc., FB Resid Holdings I, LLC, and UMB Bank, N.A., as trustee	8-K	10.1	7/13/2023
10.10	Guarantee and Collateral Agreement, dated April 26, 2021, by and among each of the Securitization Entities named therein, as Guarantors, in favor of UMB Bank, N.A., as Trustee	8-K	10.1	04/26/2021
10.11	Guarantee and Collateral Agreement, dated July 22, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	07/26/2021
10.12	Guarantee and Collateral Agreement, dated October 1, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	10/06/2021
10.13	Guarantee and Collateral Agreement, dated December 15, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	12/16/2021
10.14	Put/Call Agreement, dated July 22, 2021, by and between FAT Brands Inc. and LS Global Franchise L.P.	8-K	10.3	07/26/2021
10.15	Put/Call Agreement, dated October 1, 2021, by and between FAT Brands Inc. and Twin Peaks Holdings, LLC	8-K	10.3	10/06/2021
10.16	Exchange Agreement, dated October 21, 2022, by and between FAT Brands Inc. and Twin Peaks Holdings, LLC.	8-K	10.1	10/25/2022
10.17	ATM Sales Agreement, dated November 14, 2022, by and between FAT Brands Inc. and ThinkEquity LLC	8-K	10.1	11/14/2022
10.18*	Employment Agreement, effective as of May 5, 2023, between FAT Brands Inc. and Kenneth Kuick	8-K	10.1	5/10/2023
10.19*	Employment Agreement, effective as of May 5, 2023, between FAT Brands Inc. and Robert Rosen	8-K	10.1	5/10/2023
10.20*	Separation, Cooperation, and Release Agreement, dated July 19, 2023, by and between FAT Brands Inc. and Andrew A. Wiederhorn	8-K	10.1	7/21/2023

10.21*	Consulting Agreement, dated July 19, 2023, by and among FAT Brands Inc., Fog Cutter Consulting Corp. and Andrew A. Wiederhorn	8-K	10.2	7/21/2023
10.22	Clawback Policy				X
21.1	Significant Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
23.2	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Co-Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X
(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X
(Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
(Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
(Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
(Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
(Furnished)
•Indicates management contract or compensatory plan or arrangement.