Form 10-Q
period 2024-03-31
Fat Brands, Inc
filed 2024-05-02
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of April 29, 2024, there were 15,731,817 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2024

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
		Audited
Assets
Current assets
Cash	$39,886	$37,044
Restricted cash	39,486	39,271
Accounts receivable, net	19,729	21,146
Inventory	9,184	9,306
Assets classified as held-for-sale	2,678	3,756
Other current assets	12,899	10,486
Total current assets	123,862	121,009
Non-current restricted cash	16,460	15,588
Operating lease right-of-use assets	217,728	220,035
Goodwill	305,089	305,089
Other intangible assets, net	616,672	620,622
Property and equipment, net	98,803	100,524
Other assets	6,081	5,371
Total assets	$1,384,695	$1,388,238

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$23,778	$21,809
Accrued expenses and other liabilities	50,519	58,903
Deferred income, current portion	2,462	2,490
Accrued advertising	6,773	7,992
Accrued interest payable	26,946	24,961
Dividend payable on preferred shares	1,334	1,325
Liabilities related to assets classified as held-for-sale	2,309	3,421
Operating lease liability, current portion	17,596	17,254
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	42,822	42,611
Acquisition purchase price payable	—	4,000
Total current liabilities	266,375	276,602

Deferred income, net of current portion	21,443	21,958
Deferred income tax liabilities, net	21,588	18,805
Operating lease liability, net of current portion	209,493	211,744
Long-term debt, net of current portion	1,158,060	1,110,308
Other liabilities	4,502	4,684
Total liabilities	1,681,461	1,644,101

Commitments and contingencies (Note 14)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 3,650,587 shares issued and outstanding at March 31, 2024 and 3,591,804 shares issued and outstanding at December 31, 2023; liquidation preference $25 per share	43,083	44,103
Class A common stock and Class B common stock and additional paid-in capital as of March 31, 2024: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,972,270 shares issued and outstanding (Class A 15,701,465, Class B 1,270,805). Common stock and additional paid-in capital as of December 31, 2023: $0.0001 par value; 51,600,000 shares authorized; 16,900,099 shares issued and outstanding (Class A 15,629,294, Class B 1,270,805)	(32,756)	(31,189)
Accumulated deficit	(307,093)	(268,777)
Total stockholders’ deficit	(296,766)	(255,863)
Total liabilities and stockholders’ deficit	$1,384,695	$1,388,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023

Revenue
Royalties	$21,947	$22,485
Restaurant sales	105,938	62,601
Advertising fees	9,796	9,351
Factory revenues	9,474	9,165
Franchise fees	1,481	802
Other revenue	3,331	1,287
Total revenue	151,967	105,691

Costs and expenses
General and administrative expense	30,005	28,415
Cost of restaurant and factory revenues	99,050	59,087
Depreciation and amortization	10,194	7,116
Refranchising loss	1,508	159
Advertising fees	12,592	10,527
Total costs and expenses	153,349	105,304

(Loss) income from operations	(1,382)	387

Other (expense) income, net
Interest expense	(29,623)	(25,090)
Interest expense related to preferred shares	(4,418)	(5,043)
Net gain on extinguishment of debt	427	—
Other income, net	204	156
Total other expense, net	(33,410)	(29,977)

Loss before income tax provision	(34,792)	(29,590)

Income tax provision	(3,524)	(2,536)

Net loss	$(38,316)	$(32,126)

Net loss	$(38,316)	$(32,126)
Dividends on preferred shares	(1,881)	(1,755)
	$(40,197)	$(33,881)

Basic and diluted loss per common share	$(2.37)	$(2.05)
Basic and diluted weighted average shares outstanding	16,947,400	16,487,119
Cash dividends declared per common share	$0.14	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Thirteen Weeks Ended March 31, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 31, 2023	15,629,294	1,270,805	$2	$—	$(31,191)	$(31,189)	3,591,804	$—	$44,103	$44,103	$(268,777)	$(255,863)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,316)	(38,316)
Issuance of common and preferred stock	72,171	—	—	—	63	63	58,783	—	861	861	—	924
Share-based compensation	—	—	—	—	745	745	—	—	—	—	—	745
Dividends paid on common stock	—	—	—	—	(2,375)	(2,375)	—	—	—	—	—	(2,375)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,881)	(1,881)	—	(1,881)
Balance at March 31, 2024	15,701,465	1,270,805	$2	$—	$(32,758)	$(32,756)	3,650,587	$—	$43,083	$43,083	$(307,093)	$(296,766)
For the Thirteen Weeks Ended March 26, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total

Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)
Net loss	—	—	—	—	—	—	—	—	—	—	(32,126)	(32,126)
Issuance of common and preferred stock	40,952	—	—	—	57	57	20,826	—	382	382	—	439
Share-based compensation	—	—	—	—	1,095	1,095	—	—	—	—	—	1,095
Dividends paid on common stock	—	—	—	—	(2,320)	(2,320)	—	—	—	—	—	(2,320)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,755)	(1,755)	—	(1,755)
Balance at March 26, 2023	15,341,822	1,270,805	$2	$—	$(27,185)	$(27,183)	3,272,980	$—	$44,131	$44,131	$(210,793)	$(193,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Thirteen Weeks Ended March 31, 2024 and March 26, 2023

	2024	2023
Cash flows from operating activities:
Net loss	$(38,316)	$(32,126)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	2,783	1,119
Depreciation and amortization	10,194	7,116
Share-based compensation	745	1,095
Accretion of loan fees and interest	4,379	4,978
Net gain on extinguishment of debt	(427)	—
Provision (recovery) for bad debts	168	(206)
Change in:
Accounts receivable	1,248	7,193
Inventory	123	155
Other current and noncurrent assets	(3,167)	(1,031)
Operating lease assets and liabilities	230	302
Deferred income	(543)	(551)
Accounts payable	1,969	1,741
Accrued expenses and other liabilities	(8,399)	(5,078)
Accrued advertising	(1,218)	(1,491)
Accrued interest payable	1,985	4,754
Other current and noncurrent liabilities	(155)	315
Total adjustments	9,915	20,411
Net cash used in operating activities	(28,401)	(11,715)

Cash flows from investing activities:
Purchases of property and equipment	(4,126)	(2,031)
Payments received on notes receivable	80	70
Payment of acquisition purchase price payable	(4,000)	—
Net cash used in investing activities	(8,046)	(1,961)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	80,012	35,891
Repayments of borrowings	(36,304)	(51)
Proceeds from issuance of common and preferred shares	924	439
Dividends paid on common shares	(2,375)	(2,320)
Dividends paid on preferred shares	(1,881)	(1,755)
Net cash provided by financing activities	40,376	32,204

Net increase in cash and restricted cash	3,929	18,528
Cash and restricted cash at beginning of the period	91,903	68,763
Cash and restricted cash at end of the period	$95,832	$87,291

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,359	$17,662
Cash paid for income taxes	$288	$321

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of March 31, 2024, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of March 31, 2024, the Company had approximately 2,300 locations open and under construction, of which approximately 92% were franchised.
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
Liquidity
The Company recognized loss from operations of $1.4 million during the thirteen weeks ended March 31, 2024 and income from operations of $0.4 million during the thirteen weeks ended March 26, 2023. The Company has a history of net losses and an accumulated deficit of $307.1 million as of March 31, 2024. Additionally, the Company had negative working capital of $142.5 million. Of this amount, $91.8 million represents redeemable preferred stock as discussed in Note 9. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $39.9 million of unrestricted cash at March 31, 2024 and plans on the combination of cash flows from operations, cash on hand, $87.0 million of issued but not sold aggregate principal amount of fixed rate secured notes and $105.2 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 8) to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 12, 2024.

Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Fiscal year 2023 was a 53-week year and 2024 is a 52-week year.
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
NOTE 3. MERGERS AND ACQUISITIONS
Acquisition of Barbeque Integrated, Inc.
On September 25, 2023, the Company completed the acquisition of Barbeque Integrated, Inc. from Barbeque Holding LLC. Barbeque Integrated Inc. is the operator of a chain of barbeque restaurants located in the Eastern and Midwest United States. The net purchase price was $31.8 million (after certain customary adjustments), comprised of cash, and is subject to further adjustments with respect to working capital.

Pro Forma Information

The table below presents the combined pro forma revenue and net loss of the Company and Barbeque Integrated Inc. for the thirteen weeks ended March 26, 2023, respectively, assuming the acquisition had occurred on December 27, 2022 (the beginning of the Company’s 2023 fiscal year) (in millions). This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of Barbeque Integrated Inc. occurred on this date nor does it purport to predict the results of operations for future periods.

Thirteen Weeks Ended
March 26, 2023
Revenue	$152.9
Net loss	$(31.9)
NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, sell operating restaurants built or acquired by the Company in order to convert them to franchise locations or acquire existing franchised locations to resell them to another franchisee across all of its brands.
The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held-for-sale, and have been classified accordingly in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023

Property and equipment	$0.5	$0.7
Operating lease right-of-use assets	2.2	3.1
Total	$2.7	$3.8
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $2.3 million and $3.4 million have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Restaurant costs and expenses, net of revenue	$1.0	$0.3
Gains on store sales or closures	—	(0.1)
Loss on store sales or closures	0.5	—
Refranchising loss	$1.5	$0.2

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	March 31, 2024	December 31, 2023
Real estate	$84.4	$83.5
Equipment	48.1	44.9
	132.5	128.4
Accumulated depreciation	(33.7)	(27.9)
Property and equipment, net	$98.8	$100.5
Depreciation expense during the thirteen weeks ended March 31, 2024 and March 26, 2023 was $5.8 million and $3.3 million, respectively.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 31, 2023	$157.9	$305.1	$462.7
Amortization	(3.9)	—	—
Acquisition	—	—	—
March 31, 2024	$154.0	$305.1	$462.7
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$118.3	$(26.7)	$91.6	$109.5	$(24.2)	$85.3
Customer relationships	73.9	(15.2)	58.7	73.9	(13.7)	60.2
Other	4.1	(0.4)	3.7	12.9	(0.5)	12.4
	$196.3	$(42.3)	$154.0	$196.3	$(38.4)	$157.9

Non-amortizing intangible assets
Trademarks			462.7			462.7
Total amortizing and non-amortizing intangible assets, net			$616.7			$620.6
Amortization expense for the thirteen weeks ended March 31, 2024 and March 26, 2023 was $3.9 million and $3.8 million, respectively.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2024	$11.5
2025	15.2
2026	15.2
2027	15.2
2028	15.2
Thereafter	81.7
Total	$154.0
NOTE 7. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Provision for income taxes	$(3.5)	$(2.5)
Effective tax rate	10.1%	8.6%
The difference between the statutory tax rate of 21% and the effective tax rates of 10.1% and 8.6% in the thirteen weeks and thirteen weeks ended March 31, 2024 and March 26, 2023, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 8. LEASES
The Company recognized lease expense of $8.2 million and $4.8 million for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	March 31, 2024	December 31, 2023

Operating lease right-of-use assets	$217.7	$220.0
Right-of-use assets classified as held-for-sale	2.2	3.1
Total right-of-use assets	$219.9	$223.1

Operating lease liabilities	$227.1	$229.0
Lease liabilities related to assets held-for-sale	2.3	3.4
Total operating lease liabilities	$229.4	$232.4
The contractual future maturities of the Company’s operating lease liabilities as of March 31, 2024, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2024	$24.2
2025	29.0
2026	27.5
2027	27.3
2028	27.2
Thereafter	338.3
Total lease payments	$473.5
Less: imputed interest	(246.4)
Total	$227.1
The current portion of the operating lease liability as of March 31, 2024 was $17.6 million.
Supplemental cash flow information for the thirteen weeks ended March 31, 2024 related to leases was as follows (in millions):

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$7.7	$4.4

NOTE 9. DEBT
Long-term debt consisted of the following (in millions):

	March 31, 2024					December 31, 2023
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$139.8	$135.5	$135.9
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	276.8	267.1	267.7
Twin Peaks Securitization	7/25/2051	1/25/2025	7.00%	236.8	230.1	193.7
Fazoli's/Native Securitization	7/25/2051	1/25/2025	6.00%	128.8	125.9	126.0
FB Resid Securitization	7/25/2027		10.00%	52.9	52.7	52.7
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	39.2	37.9	42.1
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	104.3	99.2	95.9
Twin Peaks Securitization	7/25/2051	1/25/2025	9.00%	50.0	48.6	48.6
Fazoli's/Native Securitization	7/25/2051	1/25/2025	7.00%	21.0	20.2	17.4
FB Resid Securitization	7/25/2027		10.00%	52.9	52.7	52.7
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	16.1	15.6	18.6
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	47.3	43.4	43.4
Twin Peaks Securitization	7/25/2051	1/25/2025	10.00%	68.4	63.9	29.4
Fazoli's/Native Securitization	7/25/2051	1/25/2025	9.00%	—	0.3	20.7
Total Securitized Debt				1,234.3	1,193.1	1,144.8
Elevation Note	7/19/2026	N/A	6.00%	3.5	2.7	3.0
Equipment Notes	5/5/2027 to 3/7/2029	N/A	7.99% to 8.49%	1.2	2.2	1.9
Twin Peaks Construction Loan	8/5/2023 with One Six-Month Extension	N/A	8.00%	2.2	—	—
Twin Peaks Construction Loan II	1/9/2024	N/A	10.83%	1.5	—	—
Twin Peaks Construction Loan III	12/28/2023 with One One-Year Extension	N/A	Prime + 1%	2.2	2.2	2.2
Twin Peaks Promissory Note	10/4/2024	N/A	5.30%	1.0	0.7	1.0
Total Debt				$1,245.9	1,200.9	1,152.9
Current portion of long-term debt					(42.8)	(42.6)
Long-term Debt					$1,158.1	$1,110.3
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
Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock.

Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. On July 13, 2023, pursuant to the Exchange Agreement, the Twin Peaks sellers exercised their put option. During the first quarter of 2024, the Company paid $1.0 million to settle the 10% per annum interest in perpetuity and to settle the put option. As a result, as of March 31, 2024, the outstanding principal balance owned by the Twin Peaks sellers is no longer subject to the put option.
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
On December 15, 2022, GFG Royalty issued an additional $113.5 million aggregate principal amount of three tranches of fixed rate secured notes. Of the $113.5 million aggregate principal amount, $25.0 million was sold privately during the fourth quarter of 2022. In January 2023, an additional $40.0 million aggregate principal amount was sold privately, resulting in net proceeds of $34.8 million. On September 20, 2023, an additional $2.8 million aggregate principal amount was sold privately resulting in net proceeds of $2.5 million. In October 2023, $20.2 million aggregate principal amount previously issued to FAT Brands Inc. was sold privately resulting in net proceeds of $18.1 million. The remaining $25.3 million in aggregate principal amount remains issued to FAT Brands, Inc., pending sale to third party investors.
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
On March 20, 2024, FAT Brands Twin Peaks I, LLC issued an additional $50.0 million aggregate principal amount of one tranche of fixed rate secured notes to FAT Brands Inc., pending sale to third party investors. Of the $50.0 million aggregate principal amount, $38.8 million was sold privately during the first quarter of 2024 resulting in net proceeds of $36.4 million. A portion of the proceeds was used to purchase $7.4 million aggregate principal amount of outstanding Securitization Notes, which will be held pending re-sale to third party investors. In connection with the bonds repurchased, the Company recognized a $0.4 million net gain on extinguishment of debt. As of March 31, 2024, the remaining $11.2 million in aggregate principal of notes issued by FAT Twin Peaks I, LLC was issued to a wholly-owned subsidiary of FAT Brands, Inc., pending sale to third party investors. On April 16, 2024, the remaining $11.2 million was sold privately to a third party investor resulting in net proceeds of $10.7 million.
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
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of March 31, 2024, the Company was in compliance with these covenants.

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
NOTE 10. REDEEMABLE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of March 31, 2024, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. During the thirteen weeks ended March 31, 2024, the Company paid $0.8 million of interest.

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
On October 21, 2022, the Company entered into an Exchange Agreement with the Twin Peaks Seller and redeemed 1,821,831 shares of the Company’s 8.25% Series B Cumulative Preferred Stock at a price of $23.69 per share, plus accrued and unpaid dividends to the date of redemption in exchange for $46.5 million aggregate principal amount of secured debt ($43.2 million net of debt offering costs and original issue discount) as discussed in Note 9.
As of March 31, 2024, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the thirteen weeks ended March 31, 2024 in the amount of $0.6 million.

NOTE 11. SHARE-BASED COMPENSATION
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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of March 31, 2024, there were 2,870,172 shares of stock options outstanding with a weighted average exercise price of $9.31.
There were no new grants or stock options exercised during the thirteen weeks ended March 31, 2024 and March 26, 2023.
The Company recognized share-based compensation expense in the amount of $0.7 million and $1.1 million during the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively. As of March 31, 2024, there remains $1.6 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period, subject to future forfeitures.

NOTE 12. WARRANTS
The Company’s warrant activity for the thirteen weeks ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 31, 2023	1,048,438	$2.95	1.6
Exercised	(47,171)	$2.73	1.3
Warrants outstanding and exercisable at March 31, 2024	1,001,267	$2.83	1.3
During the thirteen weeks ended March 31, 2024, 47,171 warrants were exercised in exchange for 47,171 shares of common stock with net proceeds to the Company of $0.1 million.
NOTE 13. COMMON STOCK
On January 9, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock, payable on March 1, 2024 to stockholders of record as of February 15, 2024, for a total of $2.4 million.
On November 14, 2022, we entered into an ATM Sales Agreement (the "Sales Agreement") with ThinkEquity LLC (the "Agent"), pursuant to which we may offer and sell from time to time through the Agent up to $21,435,000 maximum aggregate offering price of shares of our Class A Common Stock and/or 8.25% Series B Preferred Stock. During the three months ended March 31, 2024 pursuant to the Sales Agreement, the Company sold and issued 58,783 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $15.21, paid the Agent commissions of $26,831 for such sales and received net proceeds of $0.9 million (net of fees and commissions) for such sales.
NOTE 14. COMMITMENTS AND CONTINGENCIES
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

On February 15, 2024, the Company, Andrew Wiederhorn and one current and one former officer of the Company each received a “Wells Notice” from the Staff of the SEC. The Wells Notice issued to the Company alleges violations of Securities Act Section 17(a)(2), and Exchange Act Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(k), and 14(a) and Rules 10b-5(b), 12b-20, 13a-1, 13a-13, 14a-3, and 14a-9 thereunder, relating solely to conduct occurring during or prior to fiscal year 2020. A Wells Notice is neither a formal charge of wrongdoing nor a determination that the recipient has violated any law. The Company is continuing its efforts to cooperate with the SEC and maintains that its actions were appropriate, and is pursuing the Wells Notice process, including submitting a formal response to the SEC.
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
SBN FCCG LLC v FCCGI (Supreme Court of the State of New York, County of New York, Index No. 650197/2023)
On January 13, 2023, SBN filed another complaint against FCCG in New York state court for an indemnification claim stemming from a lawsuit in Oklahoma City regarding the same lease portfolio formerly managed by Fog Cap (the “OKC Litigation”), and a bankruptcy proceeding involving Fog Cap (the “Bankruptcy Proceeding”). SBN alleges that under a February 2008 stock purchase agreement, Fog Cutter is required to indemnify SBN and its affiliates. According to the complaint, SBN has, at the time of filing the complaint, incurred costs subject to indemnification of approximately $12 million. On March 11, 2024, the court issued an order granting FCCG’s motion to dismiss SBN’s complaint without prejudice to refile the complaint, if at all, once the underlying proceedings (the OKC Litigation and the Bankruptcy Proceeding) were complete. On April 10, 2024, SBN filed a notice of appeal of the trial court's order dismissing SBN's complaint. We are unable at this time to express any opinion as to the eventual outcome of this matter or the possible range of loss, if any.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of March 31, 2024, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 15. GEOGRAPHIC INFORMATION
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
United States	$149.7	$102.7
Other countries	2.3	3.0
Total revenue	$152.0	$105.7
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the thirteen weeks ended March 31, 2024 and March 26, 2023, no individual franchisee accounted for more than 10% of the Company’s revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended March 31, 2024 and March 26, 2023, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2024 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of March 31, 2024, the Company owned 18 restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of March 31, 2024, the Company had approximately 2,300 locations open or under construction, of which approximately 92% were franchised.
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
Results of Operations
We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2024 fiscal year is a 52-week year. The 2023 fiscal year was a 53-week year.

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen weeks ended March 31, 2024 and March 26, 2023.
(dollars in thousands)

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Statements of Operations Data:

Revenue
Royalties	$21,947	$22,485
Restaurant sales	105,938	62,601
Advertising fees	9,796	9,351
Factory revenues	9,474	9,165
Franchise fees	1,481	802
Other revenue	3,331	1,287
Total revenue	151,967	105,691

Costs and expenses
General and administrative expense	30,005	28,415
Cost of restaurant and factory revenues	99,050	59,087
Depreciation and amortization	10,194	7,116
Refranchising loss	1,508	159
Advertising fees	12,592	10,527
Total costs and expenses	153,349	105,304

(Loss) income from operations	(1,382)	387

Total other expense, net	(33,410)	(29,977)

Loss before income tax provision	(34,792)	(29,590)

Income tax provision	(3,524)	(2,536)

Net loss	$(38,316)	$(32,126)
For the Thirteen Weeks Ended March 31, 2024 and March 26, 2023:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $46.3 million, or 43.8%, in the first quarter of 2024 to $152.0 million compared to $105.7 million in the same period of 2023, driven by the acquisition of Smokey Bones in September 2023 and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising net loss and advertising fees. Costs and expenses increased $48.0 million, or 45.6%, in the first quarter of 2024 to $153.3 million compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and increased activity from Company-owned restaurants and the Company's factory.

General and administrative expense increased $1.6 million, or 5.6%, in the first quarter of 2024 compared to $28.4 million in the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and increased $40.0 million, or 67.6%, in the first quarter of 2024, primarily due to the acquisition of Smokey Bones in September 2023 and higher company-owned restaurant and factory sales.
Depreciation and amortization increased $3.1 million, or 43.3% in the first quarter of 2024 compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net loss in the first quarter of 2024 of $1.5 million was comprised of $1.0 million in restaurant operating costs, net of food sales, and $0.5 million in net loss related to the sale or closure of refranchised restaurants. Refranchising net loss in the first quarter of 2023 of $0.2 million was comprised of $0.1 million in net gains related to the sale or closure of refranchised restaurants, offset by $0.3 million in restaurant operating costs, net of food sales.
Advertising expenses increased $2.1 million in the first quarter of 2024 compared to the prior year period. These expenses vary in relation to advertising revenues.
Total other expense, net, for the first quarter of 2024 and 2023 was $33.4 million and $30.0 million, respectively, which is inclusive of interest expense of $34.0 million and $30.1 million, respectively. This increase is primarily due to new debt offerings which occurred in the second half of fiscal year 2022 and first three quarters of 2023. Total other expense, net for the first quarter of 2024 also consisted of a $0.4 million net loss on the extinguishment of debt.
Income tax provision – The effective rate was 10.1% and 8.6% for the first quarter of 2024 and 2023, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the thirteen weeks ended March 31, 2024 consisted of cash on hand at the beginning of the period and net proceeds of $49.8 million from the sale of secured debt as discussed in Note 9 of the accompanying condensed consolidated financial statements.
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

Comparison of Cash Flows
Our cash and restricted cash balance was $95.8 million as of March 31, 2024, compared to $91.9 million as of December 31, 2023.
The following table summarizes key components of our condensed consolidated cash flows for the 13 weeks ended March 31, 2024 and March 26, 2023:
For the Thirteen Weeks Ended
(in millions)

	March 31, 2024	March 26, 2023
Net cash used in operating activities	$(28.5)	$(11.7)
Net cash used in investing activities	(8.0)	(2.0)
Net cash provided by financing activities	40.4	32.2
Net cash flows	$3.9	$18.5
Operating Activities
Net cash used in operating activities increased $16.7 million in the thirteen weeks ended March 31, 2024 compared to 2023, primarily due to higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $8.0 million in the thirteen weeks ended March 31, 2024, compared to net cash used in investing activities of $2.0 million in the comparable period of 2023, primarily driven increases in purchases of property and equipment in connection with company-owned restaurants.
Financing Activities
Net cash provided by financing activities was $40.4 million in the thirteen weeks ended March 31, 2024 and primarily comprised of proceeds from borrowings, partially offset by repayments of borrowings and dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
On January 9, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on March 1, 2024 to stockholders of record as of February 15, 2024, for a total of $2.4 million.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of March 31, 2024, we do not have any material commitments for capital expenditures.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 12, 2024. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023 filed on March 12, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officers and principal financial officer, after evaluating the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, have concluded that, in regard to the segregation of duties and the financial close process, our Disclosure Controls and Procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 14, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which Note is incorporated by reference in this Item 1.
ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 12, 2024, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in such factors discussed in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

4.1	Series 2024-1 Supplement to Base Indenture, dated March 21, 2024, by and among FAT Brands Twin Peaks I, LLC, and UMB Bank, N.A., as trustee and securities intermediary				X
31.1	Co-Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Co-Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

May 2, 2024	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)