Form 10-Q
period 2024-06-30
Fat Brands, Inc
filed 2024-08-01
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of July 29, 2024, there were 15,742,715 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2024

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
		Audited
Assets
Current assets
Cash	$16,576	$37,044
Restricted cash	40,069	39,271
Accounts receivable, net	21,854	21,146
Inventory	8,866	9,306
Assets classified as held-for-sale	370	3,756
Other current assets	13,379	10,486
Total current assets	101,114	121,009
Non-current restricted cash	16,468	15,588
Operating lease right-of-use assets	211,789	220,035
Goodwill	305,054	305,089
Other intangible assets, net	612,796	620,622
Property and equipment, net	103,079	100,524
Other assets	6,047	5,371
Total assets	$1,356,347	$1,388,238

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$17,958	$21,809
Accrued expenses and other liabilities	59,610	58,903
Deferred income, current portion	2,378	2,490
Accrued advertising	6,573	7,992
Accrued interest payable	29,474	24,961
Dividend payable on preferred shares	1,345	1,325
Liabilities related to assets classified as held-for-sale	393	3,421
Operating lease liability, current portion	17,331	17,254
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	45,060	42,611
Acquisition purchase price payable	—	4,000
Total current liabilities	271,958	276,602

Deferred income, net of current portion	22,300	21,958
Deferred income tax liabilities, net	22,912	18,805
Operating lease liability, net of current portion	206,803	211,744
Long-term debt, net of current portion	1,168,416	1,110,308
Other liabilities	2,599	4,684
Total liabilities	1,694,988	1,644,101

Commitments and contingencies (Note 14)

Stockholders’ deficit
Preferred stock and additional paid-in-capital, $0.0001 par value; 15,000,000 shares authorized; 3,712,883 shares issued and outstanding at June 30, 2024 and 3,591,804 shares issued and outstanding at December 31, 2023; liquidation preference $25 per share	42,232	44,103
Class A common stock and Class B common stock and additional paid-in capital as of June 30, 2024: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 17,013,320 shares issued and outstanding (Class A 15,742,515, Class B 1,270,805). Common stock and additional paid-in capital as of December 31, 2023: $0.0001 par value; 51,600,000 shares authorized; 16,900,099 shares issued and outstanding (Class A 15,629,294, Class B 1,270,805)	(34,420)	(31,189)
Accumulated deficit	(346,452)	(268,777)
Total stockholders’ deficit	(338,640)	(255,863)
Total liabilities and stockholders’ deficit	$1,356,348	$1,388,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023

Revenue
Royalties	$23,318	$22,751	$45,265	$45,236
Restaurant sales	107,410	62,778	213,348	125,379
Advertising fees	10,065	9,668	19,861	19,019
Factory revenues	9,636	9,686	19,110	18,851
Franchise fees	1,113	763	2,594	1,565
Other revenue	498	1,118	3,829	2,405
Total revenue	152,040	106,764	304,007	212,455

Costs and expenses
General and administrative expense	29,558	9,947	59,563	38,362
Cost of restaurant and factory revenues	100,113	59,502	199,163	118,589
Depreciation and amortization	10,246	7,061	20,440	14,177
Refranchising loss	175	179	1,683	338
Advertising fees	14,651	11,610	27,243	22,137
Total costs and expenses	154,743	88,299	308,092	193,603

(Loss) income from operations	(2,703)	18,465	(4,085)	18,852

Other (expense) income, net
Interest expense	(29,586)	(20,008)	(59,209)	(45,098)
Interest expense related to preferred shares	(4,417)	(4,311)	(8,835)	(9,354)
Net gain on extinguishment of debt	—	—	427	—
Other (expense) income, net	(752)	109	(548)	265
Total other expense, net	(34,755)	(24,210)	(68,165)	(54,187)

Loss before income tax provision	(37,458)	(5,745)	(72,250)	(35,335)

Income tax provision	(1,901)	(1,346)	(5,425)	(3,882)

Net loss	$(39,359)	$(7,091)	$(77,675)	$(39,217)

Net loss	$(39,359)	$(7,091)	$(77,675)	$(39,217)
Dividends on preferred shares	(1,920)	(1,615)	(3,801)	(3,381)
	$(41,279)	$(8,706)	$(81,476)	$(42,598)

Basic and diluted loss per common share	$(2.43)	$(0.53)	$(4.80)	$(2.58)
Basic and diluted weighted average shares outstanding	17,007,352	16,522,379	16,977,376	16,521,590
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Twenty-Six Weeks Ended June 30, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at December 31, 2023	15,629,294	1,270,805	$2	$—	$(31,191)	$(31,189)	3,591,804	$—	$44,103	$44,103	$(268,777)	$(255,863)
Net loss	—	—	—	—	—	—	—	—	—	—	(77,675)	(77,675)
Issuance of common and preferred stock	113,221	—	—	—	104	104	121,079	—	1,930	1,930	—	2,034
Share-based compensation	—	—	—	—	1,422	1,422	—	—	—	—	—	1,422
Dividends paid on common stock	—	—	—	—	(4,757)	(4,757)	—	—	—	—	—	(4,757)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(3,801)	(3,801)	—	(3,801)
Balance at June 30, 2024	15,742,515	1,270,805	$2	$—	$(34,422)	$(34,420)	3,712,883	$—	$42,232	$42,232	$(346,452)	$(338,640)

For the Twenty-Six Weeks Ended June 25, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)
Net loss	—	—	—	—	—	—	—	—	—	—	(39,217)	(39,217)
Issuance of common and preferred stock	39,500	—	—	—	209	209	86,419	—	1,443	1,443	—	1,652
Share-based compensation	—	—	—	—	1,572	1,572	—	—	—	—	—	1,572
Dividends paid on common stock	—	—	—	—	(4,643)	(4,643)	—	—	—	—	—	(4,643)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(3,381)	(3,381)	—	(3,381)
Balance at June 25, 2023	15,340,370	1,270,805	$2	$—	$(28,879)	$(28,877)	3,338,573	$—	$43,566	$43,566	$(217,884)	$(203,195)

For the Thirteen Weeks Ended June 30, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at March 31, 2024	15,701,465	1,270,805	$2	$—	$(32,758)	$(32,756)	3,650,587	$—	$43,083	$43,083	$(307,093)	$(296,766)
Net loss	—	—	—	—	—	—	—	—	—	—	(39,359)	(39,359)
Issuance of common and preferred stock	41,050	—	—	—	39	39	62,296	—	1,068	1,068	—	1,108
Share-based compensation	—	—	—	—	677	677	—	—	—	—	—	677
Dividends paid on common stock	—	—	—	—	(2,380)	(2,380)	—	—	—	—	—	(2,380)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,920)	(1,920)	—	(1,920)
Balance at June 30, 2024	15,742,515	1,270,805	$2	$—	$(34,422)	$(34,420)	$3,712,883	$—	$42,232	$42,232	$(346,452)	$(338,640)

For the Thirteen Weeks Ended June 25, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at March 26, 2023	15,341,822	1,270,805	$2	$—	$(27,185)	$(27,183)	3,272,980	$—	$44,131	$44,131	$(210,793)	$(193,845)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,091)	(7,091)
Issuance of common and preferred stock	(1,452)	—	—	—	152	152	65,593	—	1,050	1,050	—	1,202
Share-based compensation	—	—	—	—	477	477	—	—	—	—	—	477
Dividends paid on common stock	—	—	—	—	(2,322)	(2,322)	—	—	—	—	—	(2,322)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,615)	(1,615)	—	(1,615)
Balance at June 25, 2023	15,340,370	1,270,805	$2	$—	$(28,879)	$(28,877)	3,338,573	$—	$43,566	$43,566	$(217,884)	$(203,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Twenty-Six Weeks Ended June 30, 2024 and June 25, 2023

	2024	2023
Cash flows from operating activities:
Net loss	$(77,675)	$(39,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	4,107	1,966
Depreciation and amortization	20,440	14,177
Share-based compensation	1,422	1,572
Accretion of loan fees and interest	11,741	8,520
Loss on disposal of fixed assets	158	—
Net gain on extinguishment of debt	(427)	—
Provision for bad debts	(1,561)	(12,395)
Change in:
Accounts receivable	853	7,267
Inventory	440	672
Other current and noncurrent assets	(3,731)	(2,670)
Operating lease assets and liabilities	3,112	85
Deferred income	230	674
Accounts payable	(3,851)	(2,025)
Accrued expenses and other liabilities	699	(1,644)
Accrued advertising	(1,419)	(788)
Accrued interest payable	4,513	3,481
Other current and noncurrent liabilities	(1,666)	(887)
Total adjustments	35,060	18,005
Net cash used in operating activities	(42,615)	(21,212)

Cash flows from investing activities:
Purchases of property and equipment	(14,338)	(7,026)
Payments received on notes receivable	162	143
Payment of acquisition purchase price payable	(4,000)	—
Net cash used in investing activities	(18,176)	(6,883)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	93,670	38,115
Repayments of borrowings	(45,146)	(535)
Proceeds from issuance of common and preferred shares	2,034	1,652
Dividends paid on common shares	(4,757)	(4,643)
Dividends paid on preferred shares	(3,801)	(3,381)
Net cash provided by financing activities	42,001	31,208

Net (decrease) increase in cash and restricted cash	(18,790)	3,113
Cash and restricted cash at beginning of the period	91,903	68,763
Cash and restricted cash at end of the period	$73,113	$71,876

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,546	$50,971
Cash paid for income taxes	$1,456	$675

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of June 30, 2024, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of June 30, 2024, the Company had approximately 2,300 locations open and under construction, of which approximately 92% were franchised.
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
Liquidity
The Company recognized loss from operations of $4.1 million during the twenty-six weeks ended June 30, 2024 and income from operations of $18.9 million during the twenty-six weeks ended June 25, 2023. The Company has a history of net losses and an accumulated deficit of $346.5 million as of June 30, 2024. Additionally, the Company had negative working capital of $170.8 million. Of this amount, $91.8 million represents redeemable preferred stock as discussed in Note 10. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $16.6 million of unrestricted cash at June 30, 2024 and plans on the combination of cash flows from operations, cash on hand, $75.6 million of issued but not sold aggregate principal amount of fixed rate secured notes and $104.7 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 9) to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
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

Employee Retention Tax Credits - On March 27, 2020, the U.S. government enacted the Coronavirus Aid Relief and Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). During the thirteen weeks ended June 30, 2024 and June 25, 2023, the Company received and recognized $2.1 million and $12.7 million, respectively of ERCs recorded within general and administrative expense on the consolidated statements of operations.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that all entities disclose on an annual basis the income taxes paid disaggregated by jurisdiction. The amendments eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
NOTE 3. MERGERS AND ACQUISITIONS
Acquisition of Barbeque Integrated, Inc.
On September 25, 2023, the Company completed the acquisition of Barbeque Integrated, Inc. from Barbeque Holding LLC. Barbeque Integrated Inc. ("Smokey Bones") is the operator of a chain of barbeque restaurants located in the Eastern and Midwest United States. The net purchase price was $31.3 million after final working capital adjustments.
The preliminary assessment of the fair value of the net assets and liabilities acquired by the Company through the transaction was $31.3 million. The allocation of the consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

Cash	$0.3
Accounts receivable, net of allowance	2.8
Inventory	2.6
Prepaids and other current assets	1.5
Other intangible assets, net	8.8
Goodwill	11.7
Operating lease right-of-use assets	108.9
Other assets	1.8
Property and equipment, net	18.1
Below market leases	0.2
Accounts payable	(3.6)
Accrued expenses and other liabilities	(9.9)
Operating lease liability, current portion	(3.9)
Operating lease liability, net of current portion	(105.6)
Other liabilities	(2.4)
Total net identifiable assets	$31.3
The identifiable intangible assets acquired in connection with the transaction are based on valuations performed by management and third-party experts. Identifiable intangible assets totaled $8.8 million in trademarks.
Pro Forma Information

The table below presents the combined pro forma revenue and net loss of the Company and Barbeque Integrated Inc. for the thirteen and twenty-six weeks ended June 25, 2023, respectively, assuming the acquisition had occurred on December 27, 2022 (the beginning of the Company’s 2023 fiscal year) (in millions). This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of Barbeque Integrated Inc. occurred on this date nor does it purport to predict the results of operations for future periods.

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 25, 2023
Revenue	$151.8	$304.7
Net loss	$(7.1)	$(38.9)
NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, sell operating restaurants built or acquired by the Company in order to convert them to franchise locations or acquire existing franchised locations to resell them to another franchisee across all of its brands.
The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held-for-sale, and have been classified accordingly in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023

Property and equipment	$—	$0.7
Operating lease right-of-use assets	0.4	3.1
Total	$0.4	$3.8

Operating lease liabilities related to the assets classified as held-for-sale in the amount of $0.4 million and $3.4 million have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Restaurant costs and expenses, net of revenue	$(0.3)	$0.2	$0.7	$0.4
Loss (gain) on store sales or closures	0.5	—	1.0	(0.1)
Refranchising loss	$0.2	$0.2	$1.7	$0.3

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	June 30, 2024	December 31, 2023
Real estate	$85.1	$83.5
Equipment	56.8	44.9
	141.9	128.4
Accumulated depreciation	(38.8)	(27.9)
Property and equipment, net	$103.1	$100.5
Depreciation expense during the thirteen weeks ended June 30, 2024 and June 25, 2023 was $5.1 million and $3.3 million, respectively. Depreciation expense during the twenty-six weeks ended June 30, 2024 and June 25, 2023 was $11.6 million and $6.7 million, respectively.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings. Loss on disposals during the twenty-six weeks ended June 30, 2024 and June 25, 2023 was $0.2 million and $0, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 31, 2023	$157.9	$305.1	$462.7
Amortization	(7.8)	—	—
June 30, 2024	$150.1	$305.1	$462.7
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$118.3	$(29.2)	$89.1	$109.5	$(24.2)	$85.3
Customer relationships	73.9	(16.6)	57.3	73.9	(13.7)	60.2
Other	4.1	(0.4)	3.7	12.9	(0.5)	12.4
	$196.3	$(46.2)	$150.1	$196.3	$(38.4)	$157.9

Non-amortizing intangible assets
Trademarks			462.7			462.7
Total amortizing and non-amortizing intangible assets, net			$612.8			$620.6
Amortization expense for the thirteen weeks ended June 30, 2024 and June 25, 2023 was $3.9 million and $3.8 million, respectively. Amortization expense for the twenty-six weeks ended June 30, 2024 and June 25, 2023 was $7.8 million and $7.5 million, respectively.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2024	$7.6
2025	15.2
2026	15.2
2027	15.2
2028	15.2
Thereafter	81.7
Total	$150.1
NOTE 7. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Provision for income taxes	$(1.9)	$(1.3)	$(5.4)	$(3.9)
Effective tax rate	5.1%	23.4%	7.5%	11.0%

The difference between the statutory tax rate of 21% and the effective tax rates of 5.1% and 7.5% in the thirteen and twenty-six weeks ended June 30, 2024, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rates of 23.4% and 11.0% in the thirteen and twenty-six weeks ended June 25, 2023, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 8. LEASES
The Company recognized lease expense of $7.9 million and $4.7 million for the thirteen weeks ended June 30, 2024 and June 25, 2023, respectively. The Company recognized lease expense of $16.1 million and $9.5 million for the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	June 30, 2024	December 31, 2023

Operating lease right-of-use assets	$211.8	$220.0
Right-of-use assets classified as held-for-sale	0.4	3.1
Total right-of-use assets	$212.2	$223.1

Operating lease liabilities	$224.1	$229.0
Lease liabilities related to assets held-for-sale	0.4	3.4
Total operating lease liabilities	$224.5	$232.4
The contractual future maturities of the Company’s operating lease liabilities as of June 30, 2024, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2024	$19.5
2025	30.9
2026	27.6
2027	27.3
2028	26.5
Thereafter	349.6
Total lease payments	$481.4
Less: imputed interest	(256.9)
Total	$224.5
The current portion of the operating lease liability as of June 30, 2024 was $17.3 million.
Supplemental cash flow information for the twenty-six weeks ended June 30, 2024 related to leases was as follows (in millions):

	Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$15.0	$8.8

NOTE 9. DEBT
Long-term debt consisted of the following (in millions):

	June 30, 2024					December 31, 2023
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$137.7	$135.1	$135.9
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	272.6	266.5	267.7
Twin Peaks Securitization	7/25/2051	1/25/2025	7.00%	244.9	241.2	193.7
Fazoli's/Native Securitization	7/25/2051	1/25/2025	6.00%	126.8	125.7	126.0
FB Resid Securitization	7/25/2027		10.00%	52.9	52.7	52.7
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	38.6	37.8	42.1
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	102.7	99.1	95.9
Twin Peaks Securitization	7/25/2051	1/25/2025	9.00%	49.3	48.6	48.6
Fazoli's/Native Securitization	7/25/2051	1/25/2025	7.00%	20.7	20.3	17.4
FB Resid Securitization	7/25/2027		10.00%	52.9	52.7	52.7
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	15.9	15.6	18.6
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	45.1	43.4	43.4
Twin Peaks Securitization	7/25/2051	1/25/2025	10.00%	67.5	64.8	29.4
Fazoli's/Native Securitization	7/25/2051	1/25/2025	9.00%	—	0.2	20.7
Total Securitized Debt				1,227.6	1,203.7	1,144.8
Elevation Note	7/19/2026	N/A	6.00%	2.5	2.5	3.0
Equipment Notes	12/16/2025 to 3/7/2029	N/A	7.99% to 11.50%	4.2	4.2	1.9
Twin Peaks Construction Loan III	12/28/2024	N/A	Prime + 1%	2.7	2.7	2.2
Twin Peaks Promissory Note	10/4/2024	N/A	5.30%	0.4	0.4	1.0
Total Debt				$1,237.4	1,213.5	1,152.9
Current portion of long-term debt					(45.1)	(42.6)
Long-term Debt					$1,168.4	$1,110.3
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
Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock.

Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. On July 13, 2023, pursuant to the Exchange Agreement, the Twin Peaks sellers exercised their put option. During the first quarter of 2024, the Company paid $1.0 million to settle the 10% per annum interest in perpetuity and to settle the put option. As a result, as of June 30, 2024, the outstanding principal balance owned by the Twin Peaks sellers is no longer subject to the put option.
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
On March 20, 2024, FAT Brands Twin Peaks I, LLC issued an additional $50.0 million aggregate principal amount of one tranche of fixed rate secured notes to FAT Brands Inc., pending sale to third party investors. Of the $50.0 million aggregate principal amount, $38.8 million was sold privately during the first quarter of 2024 resulting in net proceeds of $36.4 million. A portion of the proceeds was used to purchase $7.4 million aggregate principal amount of outstanding Securitization Notes, which will be held pending re-sale to third party investors. In connection with the bonds repurchased, the Company recognized a $0.4 million net gain on extinguishment of debt. During the second quarter of 2024, the remaining $11.2 million in aggregate principal of notes was sold privately to a third party investor resulting in net proceeds of $10.7 million.
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
FB Resid Holdings 1, LLC
On July 8, 2023, FB Resid Holdings I, LLC (“FB Resid”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the issuance of two tranches of fixed rate secured notes with a total aggregate principal amount of $150.0 million. Of the $150.0 million aggregate principal amount, $105.8 million was sold privately in 2023, resulting in net proceeds of $105.3 million. A portion of the proceeds was used to purchase $64.6 million of outstanding Securitization Notes, which will be held pending re-sale to third party investors. The remaining $44.2 million in aggregate principal of notes issued by FB Resid was issued to a wholly-owned subsidiary of FAT Brands, Inc., pending sale to third party investors.
Retained Notes
During the twenty-six weeks ended June 30, 2024, the Company repurchased certain of its securitized notes to be held for resale to third party investors and sold certain of its securitized notes previously repurchased or issued and not sold (collectively, the "Retained Notes"). During the twenty-six weeks ended June 30, 2024, cash proceeds from the sale of Retained Notes and cash used to repurchase Retained Notes was $90.3 million and $29.9 million including accrued interest, respectively. The $90.3 million includes the sale of $50.0 million aggregate principal Twin Peaks Securitization notes issued in 2024 in addition to securitization notes previously held in wholly-owned subsidiaries of Fat Brands Inc. As of June 30, 2024, the Company held $180.3 million of Retained Notes, which have been eliminated in consolidation.
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

The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of June 30, 2024, the Company was in compliance with these covenants.
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

On December 28, 2023, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.75 million, the proceeds of which will be used for a new corporate Twin Peaks in McKinney, TX (the "McKinney Construction Loan"). The McKinney Construction Loan has an initial maturity of December 28, 2024, with an optional 12-month extension, bearing interest at Wall Street Journal Prime plus 100 basis per year and is secured by land and building. As of June 30, 2024, the total amount outstanding on the McKinney Construction Loan was $2.7 million.

Promissory Note (Twin Peaks)

On December 4, 2023, an indirect subsidiary of the Company purchased all member interest units of a joint venture entity for $1.3 million in the form of a $0.3 million cash payment and 10 equal monthly payments of $0.1 million beginning in January 2024. The $1.0 million promissory note bears interest of 5.3%.
NOTE 10. REDEEMABLE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of June 30, 2024, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. During the thirteen and twenty-six weeks ended June 30, 2024 the Company paid $0.8 million and $1.6 million of interest.

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
As of June 30, 2024, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the thirteen and twenty-six weeks ended June 30, 2024 in the amount of $0.6 million and $1.2 million.

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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of June 30, 2024, there were 3,178,199 shares of stock options outstanding with a weighted average exercise price of $9.16.
During the thirteen and twenty-six weeks ended June 30, 2024, the Company granted a total of 326,360 stock options under the Plan with a grant date fair value of $0.9 million. During the thirteen and twenty-six weeks ended June 25, 2023, the Company granted a total of 566,907 stock options under the Plan with a grant date fair value of $1.0 million. The related compensation expense will be recognized over the vesting period.
The Company recognized share-based compensation expense in the amount of $0.7 million and $0.5 million during the thirteen weeks ended June 30, 2024 and June 25, 2023, respectively. The Company recognized share-based compensation expense in the amount of $1.4 million and $1.6 million during the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively. As of June 30, 2024, there remains $1.8 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period of approximately 2.7 years, subject to future forfeitures.

NOTE 12. WARRANTS
The Company’s warrant activity for the twenty-six weeks ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 31, 2023	1,048,438	$2.95	1.6
Exercised	(88,221)	$2.67	1.0
Warrants outstanding and exercisable at June 30, 2024	960,217	$2.71	1.1
During the twenty-six weeks ended June 30, 2024, 88,221 warrants were exercised in exchange for 88,221 shares of common stock with net proceeds to the Company of $0.2 million.
NOTE 13. COMMON STOCK
On July 9, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock, payable on August 30, 2024 to stockholders of record as of August 15, 2024.
On November 14, 2022, we entered into an ATM Sales Agreement (the "ThinkEquity Sales Agreement") with ThinkEquity LLC (the "Agent"), pursuant to which we may offer and sell from time to time through the Agent up to 21,435,000 maximum aggregate offering price of shares of our Class A Common Stock and/or 8.25% Series B Preferred Stock. During the three months ended June 30, 2024 pursuant to the ThinkEquity Sales Agreement, the Company sold and issued 62,296 shares of Series B Cumulative Preferred Stock, at a weighted average share price of $15.40, paid the Agent commissions of $28,787 for such sales and received net proceeds of $0.9 million (net of fees and commissions) for such sales. The ThinkEquity Sales Agreement with the Agent was terminated in May 2024.
On July 19, 2024, we entered into an Equity Distribution Agreement (the “Noble Sales Agreement”) with Noble Capital Markets, Inc. (the “Sales Agent”), pursuant to which we may offer and sell from time to time through the Sales Agent shares (the “Placement Shares”) of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock.
NOTE 14. COMMITMENTS AND CONTINGENCIES

Government Investigations and Litigation

In December 2021, the U.S. Attorney’s Office for the Central District of California (the “U.S. Attorney”) and the U.S. Securities and Exchange Commission (the “SEC”) informed the Company that they had opened investigations relating to the Company and our former CEO, Andrew Wiederhorn, and were formally seeking documents and materials concerning, among other things, the Company’s December 2020 merger with Fog Cutter Capital Group Inc. (“FCCG”), transactions between those entities and Mr. Wiederhorn, as well as compensation, extensions of credit and other benefits or payments received by Mr. Wiederhorn or his family from those entities prior to the merger.

On May 10, 2024, the U.S. Department of Justice (“DOJ”) indicted the Company on two violations of Section 402 of the Sarbanes-Oxley Act for directly and indirectly extending and/or arranging for the extension of credit in 2019 and 2020 to former CEO Andrew Wiederhorn in the amount of $2.65 million. These charges allege that the Company, through its subsidiary Fatburger N.A., transferred approximately $600,000 to Mr. Wiederhorn in the form of a personal loan on January 30, 2019, and lent approximately $2 million in 2020 to its former parent company FCCG which indirectly funded a personal loan from FCCG to Mr. Wiederhorn. The indictment also includes charges against Mr. Wiederhorn, the Company’s former CFO, Rebecca Hershinger, and the Company’s former tax advisor, William Amon, on violations of various federal tax and other laws related to loans from FCCG to Mr. Wiederhorn.

Concurrently with the DOJ’s charges, the SEC filed a complaint against the Company, claiming violations of Section 17(a)(2) of the Securities Act of 1933; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(k), and 14(a) of the Securities Exchange Act of 1934; and Rules 10b-5(b), 12b-20, 13a-1, 13a-13, 14a-3, and 14a-9 thereunder. The SEC’s claims pertain principally to allegations that, for fiscal periods covering 2017 through 2020, the Company failed to disclose certain related party transactions, failed to disclose the salaries of Mr. Wiederhorn’s adult children working at the Company, failed to maintain proper books and records and internal accounting controls, made false or misleading statements regarding the Company’s liquidity and use of proceeds from certain transactions, and directly or indirectly extended credit to Mr. Wiederhorn in the form of a personal loan. The SEC’s complaint also names Mr. Wiederhorn, Ms. Hershinger, and the Company’s SVP of Finance, Ron Roe, as defendants. The SEC is seeking injunctive relief, disgorgement, and civil monetary penalties.

The Company is evaluating these charges and intends to vigorously defend itself against them.

Derivative Litigation
James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511)
On June 10, 2021, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Defendants filed a motion to dismiss Plaintiffs’ complaint, which the Court denied in an oral ruling on February 11, 2022 and subsequent written order on May 25, 2022. On April 7, 2022, the Court entered a Scheduling Order setting forth the key dates and deadlines that would govern the litigation, including a discovery cutoff of March 24, 2023 and trial date of February 5-9, 2024. To date, the parties have engaged in substantial written discovery, though no depositions have been taken. On February 3, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC's investigation, which the Court granted on February 17, 2023. On April 5, 2023, the Court granted Plaintiffs’ motion to lift the stay of the proceedings, and entered a Second Amended Pre-Trial Scheduling Order resetting key dates and deadlines, including a fact discovery cutoff of August 4, 2023, and a trial date to be set sometime after May 10, 2024. On May 4, 2023, a new SLC was appointed, and on May 8, 2023, the new SLC moved for a six-month stay of the action pending resolution of its investigation. Two days later, on May 10, 2023, the United States of America moved for a partial stay of discovery pending its own investigation. On May 31, 2023, the Court granted the United States of America’s Motion, except that it granted a six-month stay of all proceedings in the action, and on that basis deemed the SLC’s motion to be moot. On December 4, 2023, the stay of all proceedings was extended through March 3, 2024, and on March 1, 2024, the stay of all proceedings was extended to June 3, 2024. On June 3, 2024, the Court granted the United States’ request to further extend the stay of all proceedings pending resolution of the charges in United States v. Wiederhorn et al., 2:24-CR-295-RGK (C.D. Cal.). Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). Argument on the Motion was heard on November 17, 2022, and again on February 23, 2023, and the Court took its decision under advisement. The Court denied the motion on April 5, 2023. On May 2, 2023, the Court entered a pre-trial scheduling order setting key dates and deadlines that will govern the litigation, including a fact discovery cutoff of February 2, 2024, and a trial date to be set sometime after October 15, 2024. On July 21, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC’s investigation. On August 10, 2023, the parties filed a stipulation to stay the case for six months, conditioned upon Defendants continuing to review the documents in response to Plaintiffs' First Requests for Production and to produce non-privileged responsive documents to the SLC and to Plaintiffs no later than December 1, 2023. The Court granted the stipulation the same day. In accordance with the stipulation, Defendants produced documents to the SLC and Plaintiffs by the December 1, 2023 deadline. On February 7, 2024, the SLC requested, and the Court granted, an extension of the stay of all proceedings through May 6, 2024, granting the SLC an additional 90 days to complete its investigation, and on May 7, 2024, the Court granted the SLC another 90-day extension, staying proceedings through August 5, 2024. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Other Litigation

Mitchell Kates v. FAT Brands, Inc., Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen (United States District Court for the Central District of California, Case No. 2:24-cv-04775-MWF-MAA)

On June 7, 2024, plaintiff Mitchell Kates, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), alleging that the defendants are responsible for false and misleading statements and omitted material facts in the Company’s reports filed with the SEC under the 1934 Act related to the subject matter of the government investigations and litigation discussed above, the Company’s handling of these matters and cooperation with the government. The plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. The plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit.
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
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of June 30, 2024, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 15. GEOGRAPHIC INFORMATION
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
United States	$149.7	$105.1	$299.2	$207.9
Other countries	2.3	1.7	4.8	4.6
Total revenue	$152.0	$106.8	$304.0	$212.5
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the twenty-six weeks ended June 30, 2024 and June 25, 2023, no individual franchisee accounted for more than 10% of the Company’s revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2024 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of June 30, 2024, the Company owned 18 restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of June 30, 2024, the Company had approximately 2,300 locations open or under construction, of which approximately 92% were franchised.
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

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023.
(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Statements of Operations Data:

Revenue
Royalties	$23,318	$22,751	$45,265	$45,236
Restaurant sales	107,410	62,778	213,348	125,379
Advertising fees	10,065	9,668	19,861	19,019
Factory revenues	9,636	9,686	19,110	18,851
Franchise fees	1,113	763	2,594	1,565
Other revenue	498	1,118	3,829	2,405
Total revenue	152,040	106,764	304,007	212,455

Costs and expenses
General and administrative expense	29,558	9,947	59,563	38,362
Cost of restaurant and factory revenues	100,113	59,502	199,163	118,589
Depreciation and amortization	10,246	7,061	20,440	14,177
Refranchising loss	175	179	1,683	338
Advertising fees	14,651	11,610	27,243	22,137
Total costs and expenses	154,743	88,299	308,092	193,603

(Loss) income from operations	(2,703)	18,465	(4,085)	18,852

Total other expense, net	(34,755)	(24,210)	(68,165)	(54,187)

Loss before income tax provision	(37,458)	(5,745)	(72,250)	(35,335)

Income tax provision	(1,901)	(1,346)	(5,425)	(3,882)

Net loss	$(39,359)	$(7,091)	$(77,675)	$(39,217)
For the Twenty-Six Weeks Ended June 30, 2024 and June 25, 2023:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $91.6 million, or 43.1%, in the first two quarters of 2024 to $304.0 million compared to $212.5 million in the same period of 2023 primarily driven by the acquisition of Smokey Bones in September 2023 and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising net loss and advertising fees. Costs and expenses increased $114.5 million, or 59.1%, in the first two quarters of 2024 to $308.1 million compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and increased activity from Company-owned restaurants and the Company's factory.

General and administrative expense increased $21.2 million, or 55.3%, in the first two quarters of 2024 compared to $38.4 million in the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and the recognition of $12.7 million in Employee Retention Credits during the second quarter of fiscal year 2023, partially offset by the recognition of $2.1 million in Employee Retention Credits during the second quarter of fiscal year 2024.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and increased $80.6 million, or 67.9%, in the first two quarters of fiscal year 2024, primarily due to the acquisition of Smokey Bones in September 2023 and higher company-owned restaurant and factory sales.
Depreciation and amortization increased $6.3 million, or 44.2% in the first two quarters of 2024 compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net loss in the first two quarters of 2024 of $1.7 million was comprised of $0.7 million in restaurant operating costs, net of food sales, and $1.0 million in net loss related to the sale or closure of refranchised restaurants. Refranchising net loss in the first two quarters of 2023 of $0.3 million was comprised of $0.4 million in restaurant operating costs, net of food sales, partially offset by $0.1 million in net gains related to the sale or closure of refranchised restaurants.
Advertising expenses increased $5.1 million in the first two quarters of 2024 compared to the prior year period. These expenses vary in relation to advertising revenues.
Total other expense, net, for the first two quarters of 2024 and 2023 was $68.2 million and $54.2 million, respectively, which is inclusive of interest expense of $68.0 million and $54.5 million, respectively. This increase is primarily due to new debt offerings which occurred in the first three quarters of fiscal year 2023. Total other expense, net, for the first two quarters of 2024 also consisted of a $0.4 million net gain on the extinguishment of debt.
Income tax provision – The effective rate was 7.5% and 11.0% for the first two quarters of fiscal year 2024 and fiscal year 2023, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
For the Thirteen Weeks Ended June 30, 2024 and June 25, 2023:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $45.3 million, or 42.4%, in the second quarter of 2024 to $152.0 million compared to $106.8 million in the same period of 2023, driven by the acquisition of Smokey Bones in September 2023 and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising net loss and advertising fees. Costs and expenses increased $66.4 million, or 75.2%, in the second quarter of 2024 to $154.7 million compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and increased activity from Company-owned restaurants and the Company's factory.
General and administrative expense increased $19.6 million, or 197.2%, in the second quarter of 2024 compared to $9.9 million in the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and the recognition of $12.7 million in Employee Retention Credits during the second quarter of fiscal year 2023, partially offset by the recognition of $2.1 million in Employee Retention Credits during the second quarter of fiscal year 2024.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and increased $40.6 million, or 68.3%, in the second quarter of 2024, primarily due to the acquisition of Smokey Bones in September 2023 and higher company-owned restaurant sales.
Depreciation and amortization increased $3.2 million, or 45.1% in the second quarter of 2024 compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net loss in the second quarter of 2024 of $0.2 million was comprised of $0.5 million in net loss related to the sale or closure of refranchised restaurants, offset by $0.3 million in restaurant food sales, net of operating costs. Refranchising net loss in the second quarter of 2023 of $0.2 million was comprised of $0.2 million in restaurant operating costs, net of food sales.

Advertising expenses increased $3.0 million in the second quarter of 2024 compared to the prior year period. These expenses vary in relation to advertising revenues.
Total other expense, net, for the second quarter of 2024 and 2023 was $34.8 million and $24.2 million, respectively, which is inclusive of interest expense of $34.0 million and $24.3 million, respectively. This increase is primarily due to new debt issuances.
Income tax provision – The effective rate was 5.1% and 23.4% for the second quarter of 2024 and 2023, respectively. The difference in effective rate was primarily due to increases in our valuation allowance.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the twenty-six weeks ended June 30, 2024 consisted of cash on hand at the beginning of the period and net proceeds of $10.8 million from the sale of secured debt as discussed in Note 9 of the accompanying condensed consolidated financial statements.
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

Comparison of Cash Flows
Our cash and restricted cash balance was $73.1 million as of June 30, 2024, compared to $91.9 million as of December 31, 2023.
The following table summarizes key components of our condensed consolidated cash flows for the 26 weeks ended June 30, 2024 and June 25, 2023:
For the Twenty-Six Weeks Ended
(in millions)

	June 30, 2024	June 25, 2023
Net cash used in operating activities	$(42.6)	$(21.2)
Net cash used in investing activities	(18.2)	(6.9)
Net cash provided by financing activities	42.0	31.2
Net cash flows	$(18.8)	$3.1
Operating Activities
Net cash used in operating activities increased $21.4 million in the twenty-six weeks ended June 30, 2024 compared to 2023, primarily due to higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $18.2 million in the twenty-six weeks ended June 30, 2024, compared to net cash used in investing activities of $6.9 million in the comparable period of 2023, primarily driven by increases in purchases of property and equipment in connection with company-owned restaurants.
Financing Activities
Net cash provided by financing activities was $42.0 million in the twenty-six weeks ended June 30, 2024 and primarily comprised of proceeds from borrowings, partially offset by repayments of borrowings and dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
On January 9, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock, payable on March 1, 2024 to stockholders of record as of February 15, 2024, for a total of $2.4 million. On July 9, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on August 30, 2024 to stockholders of record as of August 15, 2024, for a total of $2.4 million.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of June 30, 2024, we do not have any material commitments for capital expenditures.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officers and principal financial officer, we carried out an evaluation of the effectiveness of our Disclosure Controls and Procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our principal executive officers and principal financial officer have concluded that our Disclosure Controls and Procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed below and in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 12, 2024, which could materially affect our business, financial condition, cash flows or future results. The risks described below and in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date

10.1	Equity Distribution Agreement, dated July 19, 2024, by and between the Company and Noble Capital Markets, Inc.	8-K	10.1	7/19/2024
31.1	Co-Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Co-Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

August 1, 2024	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)