Form 10-Q
period 2024-09-29
Fat Brands, Inc
filed 2024-10-31
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of October 28, 2024, there were 15,835,800 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
September 29, 2024

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 29, 2024	December 31, 2023
		Audited
Assets
Current assets
Cash	$16,837	$37,044
Restricted cash	33,439	39,271
Accounts receivable, net	18,256	21,146
Inventory	8,468	9,306
Assets classified as held-for-sale	370	3,756
Other current assets	14,048	10,486
Total current assets	91,418	121,009
Non-current restricted cash	16,468	15,588
Operating lease right-of-use assets	207,520	220,035
Goodwill	305,054	305,089
Other intangible assets, net	608,458	620,622
Property and equipment, net	104,938	100,524
Other assets	5,779	5,371
Total assets	$1,339,635	$1,388,238

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$30,054	$21,809
Accrued expenses and other liabilities	66,708	58,903
Deferred income, current portion	2,300	2,490
Accrued advertising	7,203	7,992
Accrued interest payable	31,723	24,961
Dividend payable on preferred shares	1,358	1,325
Liabilities related to assets classified as held-for-sale	393	3,421
Operating lease liability, current portion	21,499	17,254
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	49,141	42,611
Acquisition purchase price payable	—	4,000
Total current liabilities	302,215	276,602

Deferred income, net of current portion	20,691	21,958
Deferred income tax liabilities, net	22,556	18,805
Operating lease liability, net of current portion	198,963	211,744
Long-term debt, net of current portion	1,177,921	1,110,308
Other liabilities	3,439	4,684
Total liabilities	1,725,785	1,644,101

Commitments and contingencies (Note 14)

Stockholders’ deficit
Preferred stock and additional paid-in-capital, $0.0001 par value; 15,000,000 shares authorized; 3,782,459 shares issued and outstanding at September 29, 2024 and 3,591,804 shares issued and outstanding at December 31, 2023; liquidation preference $25 per share	41,106	44,103
Class A common stock and Class B common stock and additional paid-in capital as of September 29, 2024: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 17,106,468 shares issued and outstanding (Class A 15,835,663, Class B 1,270,805). Common stock and additional paid-in capital as of December 31, 2023: $0.0001 par value; 51,600,000 shares authorized; 16,900,099 shares issued and outstanding (Class A 15,629,294, Class B 1,270,805)	(36,049)	(31,189)
Accumulated deficit	(391,207)	(268,777)
Total stockholders’ deficit	(386,150)	(255,863)
Total liabilities and stockholders’ deficit	$1,339,635	$1,388,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Revenue
Royalties	$22,353	$23,930	$67,618	$69,166
Restaurant sales	99,238	62,578	312,587	187,957
Advertising fees	9,708	9,960	29,569	28,979
Factory revenues	9,490	9,323	28,599	28,174
Franchise fees	2,576	2,477	5,170	4,042
Other revenue	—	1,098	3,829	3,503
Total revenue	143,365	109,366	447,372	321,821

Costs and expenses
General and administrative expense	34,481	24,458	94,044	62,820
Cost of restaurant and factory revenues	96,792	59,168	295,955	177,757
Depreciation and amortization	10,736	7,040	31,176	21,217
Refranchising loss	157	408	1,840	746
Advertising fees	10,032	11,671	37,275	33,808
Total costs and expenses	152,198	102,745	460,290	296,348

(Loss) income from operations	(8,833)	6,621	(12,918)	25,473

Other (expense) income, net
Interest expense	(31,109)	(25,319)	(90,318)	(70,417)
Interest expense related to preferred shares	(4,418)	(4,417)	(13,253)	(13,771)
Net gain (loss) on extinguishment of debt	—	(2,723)	427	(2,723)
Other (expense) income, net	(252)	(128)	(800)	137
Total other expense, net	(35,779)	(32,587)	(103,944)	(86,774)

Loss before income tax provision (benefit)	(44,612)	(25,966)	(116,862)	(61,301)

Income tax provision (benefit)	143	(1,310)	5,568	2,572

Net loss	$(44,755)	$(24,656)	$(122,430)	$(63,873)

Net loss	$(44,755)	$(24,656)	$(122,430)	$(63,873)
Dividends on preferred shares	(1,935)	(1,794)	(5,736)	(5,175)
	$(46,690)	$(26,450)	$(128,166)	$(69,048)

Basic and diluted loss per common share	$(2.74)	$(1.59)	$(7.54)	$(4.17)
Basic and diluted weighted average shares outstanding	17,052,007	16,613,840	16,999,889	16,553,528
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Thirty-Nine Weeks Ended September 29, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at December 31, 2023	15,629,294	1,270,805	$2	$—	$(31,191)	$(31,189)	3,591,804	$—	$44,103	$44,103	$(268,777)	$(255,863)
Net loss	—	—	—	—	—	—	—	—	—	—	(122,430)	(122,430)
Issuance of common and preferred stock	206,369	—	—	—	322	322	190,655	—	2,739	2,739	—	3,061
Share-based compensation	—	—	—	—	1,961	1,961	—	—	—	—	—	1,961
Dividends paid on common stock	—	—	—	—	(7,143)	(7,143)	—	—	—	—	—	(7,143)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(5,736)	(5,736)	—	(5,736)
Balance at September 29, 2024	15,835,663	1,270,805	$2	$—	$(36,051)	$(36,049)	3,782,459	$—	$41,106	$41,106	$(391,207)	$(386,150)

For the Thirty-Nine Weeks Ended September 24, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)
Net loss	—	—	—	—	—	—	—	—	—	—	(63,873)	(63,873)
Issuance of common and preferred stock	194,839	—	—	—	348	348	208,098	—	3,469	3,469	—	3,817
Share-based compensation	—	—	—	—	2,668	2,668	—	—	—	—	—	2,668
Dividends paid on common stock	—	—	—	—	(6,980)	(6,980)	—	—	—	—	—	(6,980)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(5,175)	(5,175)	—	(5,175)
Balance at September 24, 2023	15,495,709	1,270,805	$2	$—	$(29,981)	$(29,979)	3,460,252	$—	$43,798	$43,798	$(242,540)	$(228,721)

For the Thirteen Weeks Ended September 29, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at June 30, 2024	15,742,515	1,270,805	$2	$—	$(34,422)	$(34,420)	3,712,883	$—	$42,232	$42,232	$(346,452)	$(338,640)
Net loss	—	—	—	—	—	—	—	—	—	—	(44,755)	(44,755)
Issuance of common and preferred stock	93,148	—	—	—	218	218	69,576	—	809	809	—	1,027
Share-based compensation	—	—	—	—	539	539	—	—	—	—	—	539
Dividends paid on common stock	—	—	—	—	(2,386)	(2,386)	—	—	—	—	—	(2,386)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,935)	(1,935)	—	(1,935)
Balance at September 29, 2024	15,835,663	1,270,805	$2	$—	$(36,051)	$(36,049)	3,782,459	$—	$41,106	$41,106	$(391,207)	$(386,150)

For the Thirteen Weeks Ended September 24, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at June 25, 2023	15,340,370	1,270,805	$2	$—	$(28,879)	$(28,877)	3,338,573	$—	$43,566	$43,566	$(217,884)	$(203,195)
Net loss	—	—	—	—	—	—	—	—	—	—	(24,656)	(24,656)
Issuance of common and preferred stock	155,339	—	—	—	139	139	121,679	—	2,026	2,026	—	2,165
Share-based compensation	—	—	—	—	1,096	1,096	—	—	—	—	—	1,096
Dividends paid on common stock	—	—	—	—	(2,337)	(2,337)	—	—	—	—	—	(2,337)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,794)	(1,794)	—	(1,794)
Balance at September 24, 2023	15,495,709	1,270,805	$2	$—	$(29,981)	$(29,979)	3,460,252	$—	$43,798	$43,798	$(242,540)	$(228,721)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Thirty-Nine Weeks Ended September 29, 2024 and September 24, 2023

	2024	2023
Cash flows from operating activities:
Net loss	$(122,430)	$(63,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	3,751	(184)
Depreciation and amortization	31,176	21,217
Share-based compensation	1,961	2,668
Accretion of loan fees and interest	17,036	12,256
Loss on disposal of fixed assets	258	—
Net (gain) loss on extinguishment of debt	(427)	2,723
Provision for bad debts	787	(1,437)
Change in:
Accounts receivable	2,104	13,491
Inventory	838	90
Other current and noncurrent assets	(4,217)	(858)
Operating lease assets and liabilities	3,581	287
Deferred income	(1,457)	(681)
Accounts payable	8,246	89
Accrued expenses and other liabilities	7,793	369
Accrued advertising	(789)	(2,799)
Accrued interest payable	6,763	5,944
Other current and noncurrent liabilities	(810)	(12,338)
Total adjustments	76,594	40,837
Net cash used in operating activities	(45,836)	(23,036)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,140)
Purchases of property and equipment	(22,210)	(13,427)
Payments received on notes receivable	247	218
Payment of acquisition purchase price payable	(4,000)	—
Net cash used in investing activities	(25,963)	(14,349)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	110,879	194,163
Repayments of borrowings	(54,421)	(78,366)
Proceeds from issuance of common and preferred shares	3,061	3,817
Dividends paid on common shares	(7,143)	(6,980)
Dividends paid on preferred shares	(5,736)	(5,175)
Net cash provided by financing activities	46,640	107,459

Net (decrease) increase in cash and restricted cash	(25,159)	70,074
Cash and restricted cash at beginning of the period	91,903	68,763
Cash and restricted cash at end of the period	$66,744	$138,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$88,047	$80,616
Cash paid for income taxes	$1,944	$802

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of September 29, 2024, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of September 29, 2024, the Company had approximately 2,300 locations open and under construction, of which approximately 92% were franchised.
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
Liquidity
The Company recognized loss from operations of $12.9 million during the thirty-nine weeks ended September 29, 2024 and income from operations of $25.5 million during the thirty-nine weeks ended September 24, 2023. The Company has a history of net losses and an accumulated deficit of $391.2 million as of September 29, 2024. Additionally, the Company had negative working capital of $210.8 million. Of this amount, $91.8 million represents redeemable preferred stock as discussed in Note 10. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $16.8 million of unrestricted cash at September 29, 2024 and plans on the combination of cash flows from operations, cash on hand, $71.5 million of issued but not sold aggregate principal amount of fixed rate secured notes and $95.0 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 9) to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
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

Employee Retention Tax Credits - On March 27, 2020, the U.S. government enacted the Coronavirus Aid Relief and Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). During the thirteen weeks ended September 29, 2024 and September 24, 2023, the Company received and recognized $1.3 million and $1.0 million, respectively, of ERCs recorded within general and administrative expense on the consolidated statements of operations. During the thirty-nine weeks ended September 29, 2024 and September 24, 2023, the Company received and recognized $3.4 million and $13.7 million, respectively, of ERCs recorded within general and administrative expense on the consolidated statements of operations.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that all entities disclose on an annual basis the income taxes paid disaggregated by jurisdiction. The amendments eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.
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
Pro Forma Information

The table below presents the combined pro forma revenue and net loss of the Company and Barbeque Integrated Inc. for the thirteen and thirty-nine weeks ended September 24, 2023, respectively, assuming the acquisition had occurred on December 27, 2022 (the beginning of the Company’s 2023 fiscal year) (in millions). This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of Barbeque Integrated Inc. occurred on this date nor does it purport to predict the results of operations for future periods.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 24, 2023
Revenue	$146.8	$451.5
Net loss	$(15.8)	$(54.7)
NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, sell operating restaurants built or acquired by the Company in order to convert them to franchise locations or acquire existing franchised locations to resell them to another franchisee across all of its brands.

The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held-for-sale, and have been classified accordingly in the accompanying condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023 (in millions):

	September 29, 2024	December 31, 2023

Property and equipment	$—	$0.7
Operating lease right-of-use assets	0.4	3.1
Total	$0.4	$3.8
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $0.4 million and $3.4 million have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023, respectively.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Restaurant costs and expenses, net of revenue	$0.2	$0.4	$0.8	$0.8
Loss (gain) on store sales or closures	—	—	1.0	(0.1)
Refranchising loss	$0.2	$0.4	$1.8	$0.7

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	September 29, 2024	December 31, 2023
Real estate	$93.3	$83.5
Equipment	56.2	44.9
	149.5	128.4
Accumulated depreciation	(44.6)	(27.9)
Property and equipment, net	$104.9	$100.5
Depreciation expense during the thirteen weeks ended September 29, 2024 and September 24, 2023 was $5.9 million and $3.2 million, respectively. Depreciation expense during the thirty-nine weeks ended September 29, 2024 and September 24, 2023 was $17.5 million and $9.9 million, respectively.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings. Loss on disposals during the thirty-nine weeks ended September 29, 2024 and September 24, 2023 was $0.3 million and $0, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 31, 2023	$157.9	$305.1	$462.7
Amortization	(12.1)	—	—
September 29, 2024	$145.8	$305.1	$462.7
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	September 29, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$118.3	$(31.0)	$87.3	$109.5	$(24.2)	$85.3
Customer relationships	73.9	(18.2)	55.7	73.9	(13.7)	60.2
Other	4.1	(1.3)	2.8	12.9	(0.5)	12.4
	$196.3	$(50.5)	$145.8	$196.3	$(38.4)	$157.9

Non-amortizing intangible assets
Trademarks			462.7			462.7
Total amortizing and non-amortizing intangible assets, net			$608.5			$620.6
Amortization expense for the thirteen weeks ended September 29, 2024 and September 24, 2023 was $4.3 million and $3.8 million, respectively. Amortization expense for the thirty-nine weeks ended September 29, 2024 and September 24, 2023 was $12.1 million and $11.3 million, respectively.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2024	$3.8
2025	15.6
2026	15.6
2027	15.6
2028	15.9
Thereafter	79.3
Total	$145.8
NOTE 7. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Provision (benefit) for income taxes	$0.1	$(1.3)	$5.6	$2.6
Effective tax rate	(0.3)%	5.0%	(4.8)%	(4.2)%

The difference between the statutory tax rate of 21% and the effective tax rates of (0.3)% and (4.8)% in the thirteen and thirty-nine weeks ended September 29, 2024, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rates of 5.0% and (4.2)% in the thirteen and thirty-nine weeks ended September 24, 2023, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 8. LEASES
The Company recognized lease expense of $8.0 million and $4.6 million for the thirteen weeks ended September 29, 2024 and September 24, 2023, respectively. The Company recognized lease expense of $24.0 million and $14.1 million for the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	September 29, 2024	December 31, 2023

Operating lease right-of-use assets	$207.5	$220.0
Right-of-use assets classified as held-for-sale	0.4	3.1
Total right-of-use assets	$207.9	$223.1

Operating lease liabilities	$220.5	$229.0
Lease liabilities related to assets held-for-sale	0.4	3.4
Total operating lease liabilities	$220.9	$232.4
The contractual future maturities of the Company’s operating lease liabilities as of September 29, 2024, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2024	$12.2
2025	30.6
2026	27.5
2027	27.2
2028	26.2
Thereafter	346.0
Total lease payments	$469.7
Less: imputed interest	(248.8)
Total	$220.9
The current portion of the operating lease liability as of September 29, 2024 was $21.5 million.
Supplemental cash flow information for the thirty-nine weeks ended September 29, 2024 related to leases was as follows (in millions):

	Thirty-Nine Weeks Ended
	September 29, 2024	September 24, 2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$22.4	$12.9

NOTE 9. DEBT
Long-term debt consisted of the following (in millions):

	September 29, 2024					December 31, 2023
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$137.0	$134.7	$135.9
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	271.2	265.9	267.7
Twin Peaks Securitization	7/25/2051	1/25/2025	7.00%	243.7	241.5	193.7
Fazoli's/Native Securitization	7/25/2051	1/25/2025	6.00%	126.2	125.6	126.0
FB Resid Securitization	7/25/2027		10.00%	50.9	50.7	52.7
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	45.7	42.5	42.1
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	102.2	99.0	95.9
Twin Peaks Securitization	7/25/2051	1/25/2025	9.00%	49.0	48.6	48.6
Fazoli's/Native Securitization	7/25/2051	1/25/2025	7.00%	24.5	23.9	17.4
FB Resid Securitization	7/25/2027		10.00%	52.9	52.7	52.7
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	15.8	15.5	18.6
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	44.8	43.4	43.4
Twin Peaks Securitization	7/25/2051	1/25/2025	10.00%	71.1	69.1	29.4
Fazoli's/Native Securitization	7/25/2051	1/25/2025	9.00%	—	0.1	20.7
Total Securitized Debt				1,235.0	1,213.2	1,144.8
Elevation Note	7/19/2026	N/A	6.00%	2.5	2.2	3.0
Twin Peaks Equipment Notes	5/5/2027 to 7/31/2028	N/A	7.99% to 11.50%	4.7	4.7	1.9
Twin Peaks Construction Loan III	12/28/2024	N/A	Prime + 1%	3.6	3.6	2.2
Twin Peaks Construction Loan IV	10/1/2025	N/A	12.5%	3.2	3.2	—
Twin Peaks Promissory Note	10/4/2024	N/A	5.30%	0.1	0.1	1.0
Total Debt				$1,249.1	1,227.0	1,152.9
Current portion of long-term debt					(49.1)	(42.6)
Long-term Debt					$1,177.9	$1,110.3
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
Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock.

Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. On July 13, 2023, pursuant to the Exchange Agreement, the Twin Peaks sellers exercised their put option. During the first quarter of 2024, the Company paid $1.0 million to settle the 10% per annum interest in perpetuity and to settle the put option. As a result, as of September 29, 2024, the outstanding principal balance owned by the Twin Peaks sellers is no longer subject to the put option.
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
Retained Notes
During the thirty-nine weeks ended September 29, 2024, the Company repurchased certain of its securitized notes to be held for resale to third party investors and sold certain of its securitized notes previously repurchased or issued and not sold (collectively, the "Retained Notes"). During the thirty-nine weeks ended September 29, 2024, cash proceeds from the sale of Retained Notes and cash used to repurchase Retained Notes was $102.2 million and $32.4 million including accrued interest, respectively. The $102.2 million includes the sale of $50.0 million aggregate principal Twin Peaks Securitization notes issued in 2024 in addition to securitization notes previously held in wholly-owned subsidiaries of Fat Brands Inc. As of September 29, 2024, the Company held $166.5 million of Retained Notes, which have been eliminated in consolidation.
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

The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of September 29, 2024, the Company was in compliance with these covenants.
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
Equipment Financings (Twin Peaks)
During 2022, one of our wholly-owned subsidiaries entered into certain equipment financing arrangements to borrow up to $1.4 million, the proceeds of which were used to purchase certain equipment for a company-owned restaurant that opened in 2022 and to retrofit certain existing company-owned restaurants with equipment (which we refer to as the "2022 Equipment Financings"). The 2022 Equipment Financings have maturity dates between May 5, 2027 and March 7, 2028 and bear interest at fixed rates between 7.99% and 8.49% per annum.

During 2023, one of our wholly-owned subsidiaries entered into certain equipment financing arrangements to borrow up to $1.4 million, the proceeds of which will be used to purchase certain equipment for a new company-owned restaurant (which we refer to as the "2023 Equipment Financing"). The 2023 Equipment Financing has maturity dates that are 48 months from the date of each draw, and bears interest at 11.5% per annum.

During 2024, one of our wholly-owned subsidiaries entered into certain equipment financing arrangements to borrow up to $4.2 million, the proceeds of which will be used to purchase certain equipment for three new company-owned Twin Peaks restaurants (which we refer to as the "2024 Equipment Financing"). The 2024 Equipment Financing has maturity dates that are 48 months from the date of each draw, and bears interest at 11.5% per annum.

The 2022 Equipment Financings, the 2023 Equipment Financing, and the 2024 Equipment Financing are secured by certain equipment of such respective company-owned restaurants. As of September 29, 2024, the total outstanding principal amount under them on a collective basis was $4.7 million, and as of December 31, 2023, the total outstanding principal amount was $1.9 million.

Construction Loan Agreement (Twin Peaks)
On December 28, 2023, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.75 million, the proceeds of which will be used for a new corporate Twin Peaks in McKinney, TX (the "Construction Loan III"). The Construction Loan III has an initial maturity of December 28, 2024, with an optional 12-month extension, bearing interest at Wall Street Journal Prime plus 100 basis per year and is secured by land and building. As of September 29, 2024, the total amount outstanding on the Construction Loan III was $3.6 million. The Construction Loan III was paid in full during the fourth quarter of 2024.
On September 20, 2024, an indirect subsidiary of the Company entered into a loan agreement to borrow $3.2 million with an initial maturity of October 1, 2025, bearing interest at 12.5% per annum and is secured by land and building of a new corporate restaurant. As of September 29, 2024, the total amount outstanding on this loan was $3.2 million.

Promissory Note (Twin Peaks)

On December 4, 2023, an indirect subsidiary of the Company purchased all member interest units of a joint venture entity for $1.3 million in the form of a $0.3 million cash payment and 10 equal monthly payments of $0.1 million beginning in January 2024. The $1.0 million promissory note bears interest of 5.3% and has a maturity of October 4, 2024. As of September 29, 2024, the total outstanding amount on the promissory note was $0.1 million. This promissory note was paid in full on its maturity date.

NOTE 10. REDEEMABLE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of September 29, 2024, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. During the thirteen and thirty-nine weeks ended September 29, 2024 the Company paid $0.9 million and $2.5 million of interest.

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
As of September 29, 2024, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the thirteen and thirty-nine weeks ended September 29, 2024 in the amount of $0.6 million and $1.8 million.

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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of September 29, 2024, there were 3,153,199 shares of stock options outstanding with a weighted average exercise price of $9.15.
During the thirty-nine weeks ended September 29, 2024, the Company granted a total of 326,360 stock options under the Plan with a grant date fair value of $0.9 million. These stock options were grated in the first two quarters this year and there were no new grants in the third quarter. During the thirteen and thirty-nine weeks ended September 24, 2023, the Company granted a total of 188,180 and 755,087 stock options under the Plan with a grant date fair value of $0.5 million and $1.5 million, respectively. The related compensation expense will be recognized over the vesting period.
The Company recognized share-based compensation expense in the amount of $0.5 million and $1.1 million during the thirteen weeks ended September 29, 2024 and September 24, 2023, respectively. The Company recognized share-based compensation expense in the amount of $2.0 million and $2.7 million during the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively. As of September 29, 2024, there remains $1.2 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period of approximately 2.8 years, subject to future forfeitures.
NOTE 12. WARRANTS
The Company’s warrant activity for the thirty-nine weeks ended September 29, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 31, 2023	1,048,438	$2.95	1.6
Exercised	(154,259)	$2.56	1.0
Warrants outstanding and exercisable at September 29, 2024	894,179	$2.61	0.8
During the thirty-nine weeks ended September 29, 2024, 154,259 warrants were exercised in exchange for 154,259 shares of common stock with net proceeds to the Company of $0.4 million.
NOTE 13. COMMON STOCK
On October 29, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on November 29, 2024 to stockholders of record as of November 15, 2024.
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
On July 19, 2024, we entered into an Equity Distribution Agreement (the “Noble Sales Agreement”) with Noble Capital Markets, Inc. (the “Sales Agent”), pursuant to which we may offer and sell from time to time through the Sales Agent shares (the “Placement Shares”) of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock. During the three months ended September 29, 2024, pursuant to the Noble Sales Agreement, the Company sold and issued 27,110 shares of Class A Common Stock, at a weighted average share price of $5.25, paid the Sales Agent commissions of $4,270 for such sales and received net proceeds of $137,950 (net of fees and commissions) for such sales. During the three months ended September 29, 2024, pursuant to the Noble Sales Agreement, the Company sold and issued 69,576 shares of 8.25% Series B Cumulative Preferred Stock, at a weighted average share price of $10.81, paid the Sales Agent commissions of $22,565 for such sales and received net proceeds of $729,336 (net of fees and commissions) for such sales.
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

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254)

On March 17, 2022, plaintiffs James Harris and Adam Vignola (“Plaintiffs”), putative stockholders of the Company, filed a shareholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn (the “Individual

Defendants”)), and the Company’s majority stockholder, Fog Cutter Holdings, LLC (collectively with the Individual Defendants, “Defendants”). Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. On May 27, 2022, Defendants filed a motion to dismiss Plaintiff's complaint (the "Motion"). Argument on the Motion was heard on November 17, 2022, and again on February 23, 2023, and the Court took its decision under advisement. The Court denied the motion on April 5, 2023. On May 2, 2023, the Court entered a pre-trial scheduling order setting key dates and deadlines that will govern the litigation, including a fact discovery cutoff of February 2, 2024, and a trial date to be set sometime after October 15, 2024. On July 21, 2023, the Company’s board of directors appointed a Special Litigation Committee (“SLC”), which retained independent counsel and moved for a six-month stay of the action pending resolution of the SLC’s investigation. On August 10, 2023, the parties filed a stipulation to stay the case for six months, conditioned upon Defendants continuing to review the documents in response to Plaintiffs' First Requests for Production and to produce non-privileged responsive documents to the SLC and to Plaintiffs no later than December 1, 2023. The Court granted the stipulation the same day. In accordance with the stipulation, Defendants produced documents to the SLC and Plaintiffs by the December 1, 2023 deadline. Subsequently, the Court granted multiple stays of the proceedings in this case, currently through November 4, 2024. Defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Other Litigation

Mitchell Kates v. FAT Brands, Inc., Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen (United States District Court for the Central District of California, Case No. 2:24-cv-04775-MWF-MAA)

On June 7, 2024, plaintiff Mitchell Kates, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated thereunder, alleging that the defendants made false and misleading statements and omitted material facts necessary to make statements not misleading in the Company’s reports filed with the SEC under the 1934 Act related to the subject matter of the government investigations and litigation discussed above, the Company’s handling of these matters and its cooperation with the government. The plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. The plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit.
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
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of September 29, 2024, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 15. GEOGRAPHIC INFORMATION
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
United States	$140.6	$106.4	$440.0	$314.2
Other countries	2.8	3.0	7.4	7.6
Total revenue	$143.4	$109.4	$447.4	$321.8
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the thirty-nine weeks ended September 29, 2024 and September 24, 2023, no individual franchisee accounted for more than 10% of the Company’s revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2024 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of September 29, 2024, the Company owned 18 restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of September 29, 2024, the Company had approximately 2,300 locations open or under construction, of which approximately 92% were franchised.
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

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023.
(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Statements of Operations Data:

Revenue
Royalties	$22,353	$23,930	$67,618	$69,166
Restaurant sales	99,238	62,578	312,587	187,957
Advertising fees	9,708	9,960	29,569	28,979
Factory revenues	9,490	9,323	28,599	28,174
Franchise fees	2,576	2,477	5,170	4,042
Other revenue	—	1,098	3,829	3,503
Total revenue	143,365	109,366	447,372	321,821

Costs and expenses
General and administrative expense	34,481	24,458	94,044	62,820
Cost of restaurant and factory revenues	96,792	59,168	295,955	177,757
Depreciation and amortization	10,736	7,040	31,176	21,217
Refranchising loss	157	408	1,840	746
Advertising fees	10,032	11,671	37,275	33,808
Total costs and expenses	152,198	102,745	460,290	296,348

(Loss) income from operations	(8,833)	6,621	(12,918)	25,473

Total other expense, net	(35,779)	(32,587)	(103,944)	(86,774)

Loss before income tax provision (benefit)	(44,612)	(25,966)	(116,862)	(61,301)

Income tax provision (benefit)	143	(1,310)	5,568	2,572

Net loss	$(44,755)	$(24,656)	$(122,430)	$(63,873)
For the Thirty-Nine Weeks Ended September 29, 2024 and September 24, 2023:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $125.6 million, or 39.0%, in the first three quarters of 2024 to $447.4 million compared to $321.8 million in the same period of 2023 primarily driven by the acquisition of Smokey Bones in September 2023 and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising net loss and advertising fees. Costs and expenses increased $163.9 million, or 55.3%, in the first three quarters of 2024 to $460.3 million compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and increased activity from Company-owned restaurants and the Company's factory.

General and administrative expense increased $31.2 million, or 49.7%, in the first three quarters of 2024 to $94.0 million compared to $62.8 million in the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and the recognition of $13.7 million in Employee Retention Credits during the first three quarters of fiscal year 2023, partially offset by the recognition of $3.4 million in Employee Retention Credits during the first three quarters of fiscal year 2024.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and increased $118.2 million, or 66.5%, in the first three quarters of fiscal year 2024, primarily due to the acquisition of Smokey Bones in September 2023 and higher company-owned restaurant and factory sales.
Depreciation and amortization increased $10.0 million, or 46.9% in the first three quarters of 2024 compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net loss in the first three quarters of 2024 of $1.8 million was comprised of $0.8 million in restaurant operating costs, net of food sales, and $1.0 million in net loss related to the sale or closure of refranchised restaurants. Refranchising net loss in the first three quarters of 2023 of $0.7 million was comprised of $0.8 million in restaurant operating costs, net of food sales, partially offset by $0.1 million in net gains related to the sale or closure of refranchised restaurants.
Advertising expenses increased $3.5 million in the first three quarters of 2024 compared to the prior year period. These expenses vary in relation to advertising revenues.
Total other expense, net, for the first three quarters of 2024 and 2023 was $103.9 million and $86.8 million, respectively, which is inclusive of interest expense of $103.6 million and $84.2 million, respectively. This increase is primarily due to new debt offerings which occurred in the first three quarters of fiscal year 2023. Total other expense, net, for the first three quarters of 2024 also consisted of a $0.4 million net gain on the extinguishment of debt. Total other expense, net, for the first three quarters of 2023 also consisted of a $2.7 million net loss on the extinguishment of debt.
Income tax provision – The effective rate was (4.8)% and (4.2)% for the first three quarters of fiscal year 2024 and fiscal year 2023, respectively. The difference in effective rate was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
For the Thirteen Weeks Ended September 29, 2024 and September 24, 2023:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue increased $34.0 million, or 31.1%, in the third quarter of 2024 to $143.4 million compared to $109.4 million in the same period of 2023, driven by the acquisition of Smokey Bones in September 2023 and revenues from new restaurant openings.
Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising net loss and advertising fees. Costs and expenses increased $49.5 million, or 48.1%, in the third quarter of 2024 to $152.2 million compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and increased activity from Company-owned restaurants and the Company's factory.
General and administrative expense increased $10.0 million, or 41.0%, in the third quarter of 2024 to $34.5 million compared to $24.5 million in the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and increased professional fees related to pending litigation.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and increased $37.6 million, or 63.6%, in the third quarter of 2024, primarily due to the acquisition of Smokey Bones in September 2023 and higher company-owned restaurant sales.
Depreciation and amortization increased $3.7 million, or 52.5% in the third quarter of 2024 compared to the same period in the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and depreciation of new property and equipment at company-owned restaurant locations.

Refranchising net loss in the third quarter of 2024 of $0.2 million was comprised of restaurant operating costs, net of food sales. Refranchising net loss in the third quarter of 2023 of $0.4 million was comprised of restaurant operating costs, net of food sales.
Advertising expenses decreased $1.6 million in the third quarter of 2024 compared to the prior year period. These expenses vary in relation to advertising revenues.
Total other expense, net, for the third quarter of 2024 and 2023 was $35.8 million and $32.6 million, respectively, which is inclusive of interest expense of $35.5 million and $29.7 million, respectively. This increase is primarily due to new debt issuances. Total other expense, net, for the third quarter of 2023 also consisted of a $2.7 million net loss on the extinguishment of debt.
Income tax provision – The effective rate was (0.3)% and 5.0% for the third quarter of 2024 and 2023, respectively. The difference in effective rate was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the thirty-nine weeks ended September 29, 2024 consisted of cash on hand at the beginning of the period and net proceeds of $69.9 million from the sale of secured debt as discussed in Note 9 of the accompanying condensed consolidated financial statements.
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

Comparison of Cash Flows
Our cash and restricted cash balance was $66.7 million as of September 29, 2024, compared to $91.9 million as of December 31, 2023.
The following table summarizes key components of our condensed consolidated cash flows for the 39 weeks ended September 29, 2024 and September 24, 2023:
For the Thirty-Nine Weeks Ended
(in millions)

	September 29, 2024	September 24, 2023
Net cash used in operating activities	$(45.8)	$(23.0)
Net cash used in investing activities	(26.0)	(14.3)
Net cash provided by financing activities	46.6	107.4
Net cash flows	$(25.2)	$70.1
Operating Activities
Net cash used in operating activities increased $22.8 million in the thirty-nine weeks ended September 29, 2024 compared to 2023, primarily due to higher debt service costs associated with our securitizations and by changes in working capital.
Investing Activities
Net cash used in investing activities was $26.0 million in the thirty-nine weeks ended September 29, 2024, compared to net cash used in investing activities of $14.3 million in the comparable period of 2023, primarily driven by increases in purchases of property and equipment in connection with company-owned restaurants.
Financing Activities
Net cash provided by financing activities was $46.6 million in the thirty-nine weeks ended September 29, 2024 and primarily comprised of proceeds from borrowings, partially offset by repayments of borrowings and dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
On January 9, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock, payable on March 1, 2024 to stockholders of record as of February 15, 2024, for a total of $2.4 million. On April 17, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on May 31, 2024 to stockholders of record as of May 15, 2024, for a total of $2.4 million. On July 9, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on August 30, 2024 to stockholders of record as of August 15, 2024, for a total of $2.4 million. On October 29, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, payable on November 29, 2024 to stockholders of record as of November 15, 2024.
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of September 29, 2024, we do not have any material commitments for capital expenditures.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended September 29, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
We face risks related to pending government charges and are a party to stockholder litigation, which could cause us to incur additional expenses and could materially adversely affect our business, financial condition, and reputation.

On May 10, 2024, the U.S. Department of Justice indicted the Company on two violations of Section 402 of the Sarbanes-Oxley Act for directly and indirectly extending and/or arranging for the extension of credit in 2019 and 2020 to our former Chief Executive Officer, Andrew Wiederhorn, in the aggregate amount of $2.65 million. In addition, the SEC filed a complaint against us alleging that for periods covering 2017 through 2020, we failed to disclose certain related party transactions, failed to maintain proper books and records and internal accounting controls, made false or misleading statements regarding our liquidity and use of proceeds from certain transactions, and directly or indirectly extended credit to Mr. Wiederhorn in the form of a personal loan. A putative civil securities class action lawsuit was subsequently filed in June 2024 by an investor against our Company, Mr. Wiederhorn and our co-Chief Executive Officers, alleging that the defendants made false and misleading statements and omitted material facts in our reports filed with the SEC related to the subject matter of the government investigations and litigation, our handling of these matters, and our cooperation with the government. Such governmental charges and stockholder action present certain risks, and at this stage, we are not able to reasonably estimate the outcome or duration of these actions, nor can we predict what consequences any such action may have on our Company. Moreover, there could be developments of which we are not aware, and which could result in further proceedings against Mr. Wiederhorn, our Company, and our other directors, officers and employees. We may incur additional costs in connection with the defense or settlement of existing and any future government charges and stockholder actions.

These pending government charges and stockholder litigation, the results thereof, including any fines, penalties or settlements payable by us, and any actions that we have taken or may take as a result thereof may materially adversely affect our business, financial condition, and reputation. If we are ultimately subject to adverse findings resulting from such pending government charges and stockholder litigation, we could be required to pay damages and/or penalties or have other remedies imposed on us, and we and/or our directors, officers or employees may be subject to additional civil litigation against our Company and/or our directors and officers regarding such matters.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 29, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

FAT BRANDS INC.

October 31, 2024	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)