Form 10-K
period 2024-12-29
Fat Brands, Inc
filed 2025-02-28
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliated stockholders as of June 30, 2024 was approximately $40.7 million.
As of February 24, 2025, there were 16,521,884 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

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
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of FAT Brands Inc. and the notes thereto included elsewhere in this filing. References in this filing to “the Company,” “we,” “our,” and “us” refer to FAT Brands Inc. and its subsidiaries, including our majority-owned subsidiary Twin Hospitality Group, Inc., unless the context indicates otherwise.

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

As of December 29, 2024, our franchisee base consisted of over 730 franchise partners, who operated an aggregate of approximately 2,300 restaurants, including restaurants under construction. Additionally, we directly owned and operated 181 restaurants as of such date. System wide sales of our franchised and owned locations during fiscal 2024 were $2.4 billion.
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
Our Concepts

We and our majority-owned subsidiary Twin Hospitality Group Inc. ("Twin Hospitality") are the owner and franchisor of the following restaurant brands in four main categories – Quick Service, Fast Casual, Casual Dining and Polished Casual Dining.

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

Polished Casual Dining

The Twin Peaks and Smokey Bones brands are owned and operated through our subsidiary, Twin Hospitality Group Inc. In January 2025, we distributed approximately 5% of the fully-diluted shares of Class A Common Stock of Twin Hospitality to our common stockholders, and Twin Hospitality began trading as a standalone publicly traded company listed on NASDAQ under the symbol "TWNP". We retained the remaining shares of Twin Hospitality outstanding immediately following the distribution, and we will continue to consolidate our financial statements with Twin Hospitality as required under generally accepted accounting principles.

●
Twin Peaks. Founded in 2005 in Dallas, Texas, Twin Peaks is a leading sports lodge-themed restaurant chain known for its scratch made food, 29-degree cold beer and all-female wait staff. Each Twin Peaks restaurant features a sports viewing experience in a comfortable mountain lodge atmosphere with a customized sports programming package provided by DirecTV. Menu items include smashed and seared to order burgers, in-house smoked ribs, street tacos and hand-breaded chicken wings. Twin Hospitality currently franchises, and also directly owns and operates, Twin Peaks restaurants in various states in the United States, and has three franchised Twin Peaks restaurants located in Mexico.

●
Smokey Bones. The Masters of Meat. Smokey Bones Bar & Fire Grill is a full-service restaurant chain delivering great barbecue, award-winning ribs, perfectly seared steaks and memorable moments in approximately 60 locations across 16 states. Smokey Bones serves lunch, dinner, and late night, and has a full bar featuring a variety of bourbons and whiskeys, a selection of domestic, import and local craft beers, and several signature handcrafted cocktails. Smokey Bones offers a variety of meats that are slow-smoked, fire-grilled, and available for dine-in, pick-up, online ordering, catering, and delivery.

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
•Ability to Cross-Sell Multiple Brands from the FAT Brands Portfolio. Our ability to easily and efficiently cross-sell to our existing franchisees new brands from our portfolio affords us the ability to grow more quickly and satisfy our existing franchisees’ demands to expand their operations. By having the ability to offer our franchisees a variety of restaurant concepts in multiple categories, our existing franchisees are able to acquire the rights to a well-rounded portfolio of FAT Brands concept offerings to strategically satisfy their respective market demands where opportunities are available. We have developed a pipeline of approximately 1,000 restaurants under development driven in part by our diverse and attractive portfolio of brands.
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
•Robust Franchisee Support. Our franchisees are our primary customers and we dedicate considerable resources and industry knowledge to promote their success. We offer our franchisees multiple support services such as public relations, supply chain assistance, site selection analysis, staff training and operational oversight and support. We develop and produce most marketing initiatives for our brands in-house, including advertising campaigns, product placements and social media / digital marketing. We have developed a diverse and loyal base of over 730 franchise partners with restaurants located in 34 countries, including 46 states within the United States and Washington D.C. and Puerto Rico, without any excessive market concentration among the franchisees.
Our Growth Strategy
The principal elements of our growth strategy include:
•Organically Grow New Store Pipeline and Attract New Franchisees. We have developed a pipeline of approximately 1,000 restaurants under development among our existing and newly acquired franchisees. We also believe that the worldwide markets for our brands are far from saturated and can support a significant increase in units through new franchisee relationships. Additionally, we are seeing strong new franchisee activity as well as continued demand from our existing franchise partners to develop other brands within our portfolio. In many cases, prospective franchisees have experience in and knowledge of markets where we are not currently active, facilitating a smoother brand introduction than we or our existing franchisees could achieve independently.

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

•Capitalize on Growth Opportunities in our Polished Casual Dining Category. Twin Peaks is a leading sports lodge-themed restaurant chain known for its scratch made food, 29-degree cold beer and all-female wait staff. Twin Peaks has grown from 85 units to 115 units since our acquisition of the brand in October 2021. We will pursue the continued growth of this brand through additional company-owned and franchised units.

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

•Optimize Capital Structure. In 2021, we funded our acquisition of restaurant brands primarily through the issuances of notes under four separate whole-business securitization facilities, which significantly reduced our net cost of capital compared with acquisitions that we consummated in prior years. We have refinanced and may continue in the future to refinance these notes and may seek an investment rating on a portion of the notes in order to further reduce our cost of capital.

•Continue Expanding FAT Brands Internationally. We have a significant global presence, with franchised stores in 34 countries, including 46 states within the United States and Washington D.C. and Puerto Rico. We believe that the appeal of our Fresh, Authentic, and Tasty concepts is global, and we are targeting further penetration of Middle Eastern and Asian markets, particularly through expanding and number of units of several of our existing brands.

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
Our marketing initiatives include a robust mix of local community marketing, in-store campaigns, product placements, partnerships, promotions, social media, influencer marketing, traditional media and word of mouth advertising. Corresponding with the evolutionary shift in how restaurant customers receive content and engage with media and brands today, we have also dramatically increased our focus on mobile, social, and digital advertising to leverage the content we generate from public relations and experiential marketing to better connect with restaurant customers, sharing information about new menu offerings, promotions, new store openings and other relevant FAT Brands information. We communicate with restaurant customers in creative and organic ways that we believe fortifies our connections with them and increases brand awareness.
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

Management Information Systems
FAT Brands restaurants utilize a variety of back-office, computerized and manual, point-of-sale systems and tools. We utilize these systems following a multi-faceted approach to monitor restaurant operational performance, food safety, quality control, customer feedback and profitability.
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
As of December 29, 2024, we had approximately 7,131 employees, including approximately 2,089 full time employees. This amount includes approximately 1,714 full-time and 5,042 part time employees at restaurants which we own and operate. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, national origin, gender, gender identity, sexual orientation, protected veteran status, disability, age or any other legally protected status.
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
We have financed our acquisitions and operations through the issuance of notes by four special purpose, wholly-owned financing subsidiaries, which own substantially all of our operations. The Company acts as the manager of each of these subsidiaries under a Management Agreement and performs management, franchising, distribution, intellectual property and operational functions on behalf of the subsidiaries for which it receives a management fee. The aggregate principal balance of the indebtedness under our whole-business securitization facilities was $1.3 billion as of December 29, 2024. Subject to contractual restrictions, we and our financing subsidiaries may incur additional indebtedness for various purposes, including to fund future acquisitions, the construction of company-owned restaurants and operational needs. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us to certain financial and non-financial covenants, including a debt service coverage ratio calculation, as defined in the applicable Indentures for these facilities. If certain covenants are not met, the indebtedness under these facilities may become partially or fully due and payable on an accelerated schedule.  Our ability to meet the payment obligations under our debt depends on our ability to generate significant cash flow in the future. We cannot assure you that our business will generate cash flow from operations, or that other capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our Indentures and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets (if any) or seek to raise additional capital. If we are unable to implement one or more of these options, we may not be able to meet these payment obligations, and the imposition of remedies by the note holders could materially and adversely affect our business, financial condition and liquidity.
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
Cybersecurity incidents or other unauthorized access to systems may result in disruption to our operations, corruption or theft of critical data, confidential information or intellectual property. As reliance on technology continues to grow and more business activities have shifted online, the risk associated with any cybersecurity incidents have grown. While we and our third-

party vendors have implemented security systems and infrastructure to prevent, detect and/or mitigate the risk of unauthorized access to technology systems or platforms, there can be no assurance that these measures will be effective. Any cybersecurity or similar incident involving confidential information of our business, our franchisees or our restaurant customers could result in negative publicity, damage to our reputation, a loss of revenues, disruption of our business, litigation and regulatory actions. Additional capital investments might be required to remediate any problems, infringements, misappropriations or other third-party claims.
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

We have experienced and continue to experience inflationary conditions with respect to the cost for food, labor, construction and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may adversely impact our revenues and results of operations.

The profitability of our company-owned restaurants and franchised restaurants depends in part on our ability to anticipate and react to changes in food and other supply costs, including labor costs, construction costs, and utility costs. Prices may be affected by general economic conditions, increased competition, supply shortages and interruptions due to weather, disease, inflation, and other conditions and factors beyond our control. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations and financial condition. We expect inflationary pressures and other fluctuations impacting the price of these items to continue to impact our business. Our attempts to offset cost pressures, such as through implementing operational efficiencies and increasing menu pricing, may not be successful. To the extent price increases are not sufficient to adequately offset higher costs or do not do so in a timely manner, or if such price increases result in significant decreases in revenue volume due to loss in customer retention, our revenues from sales may be adversely affected, and as a result our business, results of operations, and financial condition may also be materially and adversely affected.
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

A shortage or interruption in the availability of certain food products, raw materials or supplies could increase costs and limit the availability of products critical to our franchisees’ and company-owned restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales and therefore, and a reduction in our revenues and royalty fees paid to us. In addition, failure by a key supplier or distributor to our franchisees to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any disruption could have an adverse effect on our franchisees and therefore our business. See “Business—Supply Chain Assistance.”
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
We currently have franchised restaurants in 34 countries, including 46 states within the United States and Washington D.C. and Puerto Rico, and we plan to continue to grow internationally. Expansion in international markets may be affected by local economic and market as well as geopolitical conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our growth and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include such issues as (but not limited to):
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
An increase in the costs of employee wages, benefits and insurance (including workers’ compensation, general liability, property and health) at our franchised and corporate owned restaurants could arise from an increase in the federal or state minimum wage or from general economic or competitive conditions. In addition, competition for qualified employees could compel us or our franchisees to pay higher wages to attract or retain key crew members, which could result in higher labor costs and decreased profitability. As more state and local jurisdictions implement minimum wage increases, we expect that labor costs will continue to increase. For example, California adopted a state-wide minimum wage of $20 per hour for employees of restaurants that are part of a national fast food chain effective April 1, 2024. The increased labor costs at certain of our franchised restaurants in California could impact their profitability and the desire to open new stores or renew their franchise agreements for existing stores and result in price increases, which could impact demand for our products or lead to operational changes. Further, the California law could prompt similar legislation in other states or localities. A material increase in labor expenses, as well as increases in general operating costs such as rent and energy, could adversely affect our franchisees’ profit margins, their sales volumes and their ability to remain in business, which would adversely affect our results of operations.
Risks Related to Government Regulation and Litigation

We face risks related to pending government charges against the Company and are a party to stockholder litigation, which could cause us to incur additional expenses and could materially adversely affect our business, financial condition, and reputation.

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

Fog Cutter Holdings LLC controls approximately 55.6% of the voting power of our Common Stock and has significant influence over our corporate management and affairs and is able to control virtually all matters requiring stockholder approval, including election of directors and significant corporate transactions. Since a majority of the outstanding voting power of our capital stock is held by one entity, we are considered a “controlled company” under the corporate governance rules of The Nasdaq Stock Market LLC. Under these rules, we are not required to have a majority of our Board of Directors be independent, nor are we required to have a compensation committee or independent nominating function. It is possible that the interests of Fog Cutter Holdings LLC may, in some circumstances, conflict with our interests and the interests of our other stockholders.

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
While we have paid cash or stock dividends to holders of our Common Stock in each fiscal year since 2018 and our Series B Preferred Stock since it was first issued, our board of directors may, in its sole discretion, decrease the amount or frequency of cash or stock dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our operating subsidiaries to generate earnings and positive cash flows and distribute them to us so that we may pay cash dividends to our stockholders. Our ability to pay cash dividends will be subject to our consolidated operating results, cash assets and requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to our stockholders, our compliance with covenants and financial ratios related to existing or future indebtedness, and our other agreements with third parties. Under a letter agreement that we executed in November 2024 in connection with the refinancing of the Twin Securitization Notes, we agreed not to pay a dividend on our common stock until at least $25,000,000 in proceeds from Qualified Equity Offerings (as defined in the Base Indenture for the Twin Securitization Notes) have been used to prepay the Twin Securitization Notes. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions.
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

Cybersecurity Governance

Our Board of Directors oversees the execution of our cybersecurity strategy and the assessment of cybersecurity risks, along with the actions that we may take seeking to mitigate and address those cybersecurity risks. The position of Chief Information Officer (CIO), which is currently vacant, leads our cybersecurity initiatives, managing a dedicated cybersecurity team focused on implementing and overseeing a robust cybersecurity program. The cybersecurity team has related academic degrees, certifications, and real-world experience in managing cybersecurity incidents and risks. The cybersecurity program emphasizes proactive prevention, detection, mitigation, and remediation of potential cybersecurity incidents. To promote transparency and informed decision-making, the CIO and cybersecurity team provide periodic updates regarding cybersecurity risks and initiatives to both our Cyber Incident Response Steering Committee and the Board of Directors. This ensures alignment and clarity among all stakeholders concerning our cybersecurity posture. By nurturing collaboration between our board, executive leadership, and cybersecurity professionals, we are devoted to protecting our digital assets and maintaining stakeholder trust. Our commitment to enhancing our cybersecurity framework equips FAT Brands to effectively address the dynamic threat landscape.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, comprising approximately 15,000 square feet of space, pursuant to a lease that expires on January 31, 2031.

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

Our subsidiary, Smokey Bones, LLC, leases offices located in Plantation, Florida comprising approximately 6,000 square feet under a lease expiring in February 2033.

In addition to the above locations, certain of our subsidiaries directly own and operate restaurant locations, substantially all of which are located in leased premises. As of December 29, 2024, we owned and operated 181 restaurant locations. The leases have remaining terms ranging from less than 1 year to 25.8 years.

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

Derivative Litigation

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511-NAC). On June 10, 2021, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a stockholder derivative action (“Harris I”) in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn) and the Company’s current and former majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Since it was originally filed, the parties engaged in motion practice and substantial discovery, and the Company’s Board appointed a Special Litigation Committee. On June 3, 2024, the Court granted the United States’ request to extend the stay of all proceedings in this matter pending resolution of the charges in United States v. Wiederhorn, et al., 2:24-CR-295-RGK (C.D. Cal.). In January 2025, the principal parties to this matter participated in a mediation in Wilmington, DE and agreed in principle to settle this matter and the Harris II litigation. The settlement is subject to final documentation and approval of the Delaware court, as well as non-objection by the United States. We are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254-NAC). On March 17, 2022, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a stockholder derivative action (“Harris II”) in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn) and the Company’s majority stockholder, Fog Cutter Holdings, LLC. Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. Since it was originally filed, the parties engaged in motion practice and substantial discovery, and the Company’s Board appointed a Special Litigation Committee. In January 2025, the principal parties to this matter participated in a mediation in Wilmington, DE and agreed in principle to settle this matter and the Harris I litigation. The settlement is subject to final documentation and approval of the Delaware court, as well as non-objection by the United States. We are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Richard Collura v. Andrew A. Wiederhorn, et al. (Delaware Chancery Court, Case No. 2024-1305-NAC). In December 2024, plaintiff Richard Collura, a putative stockholder of the Company, filed a stockholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against certain of the Company’s current and former officers and directors (Andrew Wiederhorn, Kenneth Kuick, Robert Rosen, Ron Roe, John Allen, Kenneth Anderson, Donald Berchtold, Tyler Child, Lynne Collier, Mark Elenowitz, James Ellis, Peter Feinstein, Amy Forrestal, Matthew Green, Squire Junger, John Metz, James Neuhauser, Edward Rensi, Carmen Vidal, Mason Wiederhorn, Taylor Wiederhorn and Thayer Wiederhorn), and the Company’s majority stockholder, Fog Cutter Holdings, LLC. Plaintiff alleges that Mr. Wiederhorn and certain of the other defendants engaged in an unlawful scheme to distribute money to Mr. Wiederhorn and his family for their own personal benefit through 2020, which they allege attracted the attention of the U.S. Attorney’s office and the SEC, and that the Company indicated in public statements and filings that it was cooperating with the government investigations but allegedly was not actually cooperating and investigating the scheme, which caused the Company’s stock price to fall. Defendants dispute the premises and allegations of the lawsuit and intend to vigorously defend against the claims. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Other Litigation

Mitchell Kates v. FAT Brands, Inc., Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen (United States District Court for the Central District of California, Case No. 2:24-cv-04775-MWF-MAA). On June 7, 2024, plaintiff Mitchell Kates, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated thereunder, alleging that the defendants made false and misleading statements and omitted material facts necessary to make statements not misleading in the Company’s reports filed with the SEC under the 1934 Act related to the subject matter of the government investigations and litigation discussed above, the Company’s handling of these matters and its cooperation with the government. Plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. Plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. Plaintiff’s motion for appointment as lead plaintiff, filed on August 6, 2024, remains sub judice. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit.
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-772-HE). In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12.0 million to $22.0 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery. The court has vacated the current trial date and has not yet reset the trial date. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet of FAT Brands relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606). SBN FCCG LLC (“SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (“FCCG”) in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $0.7 million judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN in May 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.
SBN FCCG LLC v FCCGI (Supreme Court of the State of New York, County of New York, Index No. 650197/2023). On January 13, 2023, SBN filed another complaint against FCCG in New York state court for an indemnification claim stemming from a lawsuit in Oklahoma City regarding the same lease portfolio formerly managed by Fog Cap (the “OKC Litigation”), and a bankruptcy proceeding involving Fog Cap (the “Bankruptcy Proceeding”). SBN alleges that under a February 2008 stock purchase agreement, Fog Cutter is required to indemnify SBN and its affiliates. According to the complaint, SBN has, at the time of filing the complaint, incurred costs subject to indemnification of approximately $12 million. On March 11, 2024, the court issued an order granting FCCG’s motion to dismiss SBN’s complaint without prejudice to refile the complaint, if at all, once the underlying proceedings (the OKC Litigation and the Bankruptcy Proceeding) were complete. On April 10, 2024, SBN filed a notice of appeal of the trial court's order dismissing SBN's complaint. We are unable at this time to express any opinion as to the eventual outcome of this matter or the possible range of loss, if any.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 29, 2024, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
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
Holders of Our Common Stock
As of February 24, 2025, there were 37 stockholders of record of our Class A Common Stock and 35 stockholders of record of our Class B Common Stock. The number of record holders does not include persons who held such shares in nominee or “street name” accounts through brokers.
Dividend Policy
The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in future periods. Under a letter agreement that we executed in November 2024 in connection with the refinancing of the Twin Securitization Notes, we agreed not to pay a dividend on our common stock (FAT and FATBB) until at least $25,000,000 in proceeds from Qualified Equity Offerings (as defined in the Base Indenture for the Twin Securitization Notes) have been used to prepay the Twin Securitization Notes. Such restriction does not apply to dividends on our outstanding Series B Cumulative Preferred Stock (FATBP).
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
The following table sets forth information as of December 29, 2024, with respect to compensation plans under which equity securities that we have authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,885,664	$7.88	1,860,240
Equity compensation plans not approved by security holders	—	—	—
Total	3,885,664	$7.88	1,860,240

Issuer Purchases of Equity Securities
We do not have a program in place to repurchase our own Common Stock or Preferred Stock and as of December 29, 2024, we have not repurchased any of these securities except for the cancellation of shares issued under the Plan.
ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of December 29, 2024, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. At December 29, 2024, the Company had approximately 2,300 locations open or under construction, of which approximately 92% were franchised.
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

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our consolidated results of operations for the fiscal years ended December 29, 2024 and December 31, 2023.

(In Thousands) For the Fiscal Years Ended

	December 29, 2024	December 31, 2023

Consolidated statement of operations data:

Revenues
Royalties	$90,035	$94,036
Restaurant sales	413,480	299,029
Advertising fees	39,473	39,490
Factory revenue	37,949	37,983
Franchise fees	6,487	4,979
Other revenue	5,228	4,940
Total revenues	592,652	480,457

Costs and expenses
General and administrative expense	128,564	93,117
Cost of restaurant and factory revenues	393,131	282,887
Depreciation and amortization	41,528	31,131
Impairment of goodwill and other intangible assets	30,600	500
Refranchising loss	1,949	2,873
Advertising expense	49,100	47,619
Total costs and expenses	644,872	458,127

(Loss) income from operations	(52,220)	22,330

Total other expense, net	(140,380)	(118,695)

Loss before income tax benefit	(192,600)	(96,365)

Income tax benefit	(2,753)	(6,255)

Net loss	$(189,847)	$(90,110)
Net loss for the fiscal year ended December 29, 2024, totaled $189.8 million consisting of revenues of $592.7 million less costs and expenses of $644.9 million, other expense of $140.4 million, and income tax benefit of $2.8 million. Net loss for the fiscal year ended December 31, 2023, totaled $90.1 million consisting of revenues of $480.5 million less costs and expenses of $458.1 million, other expense of $118.7 million plus an income tax benefit of $6.3 million.
Revenues consist of royalties, franchise fees, advertising fees, restaurant sales, factory revenues, and other revenue. We earned revenues of $592.7 million for the fiscal year ended December 29, 2024 compared to $480.5 million for the fiscal year ended December 31, 2023. The increase of $112.2 million is primarily driven by revenue from our acquisition of Smokey Bones in September 2023 and revenues from new restaurant openings.
Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, impairment of goodwill and other intangible assets, refranchising losses and advertising expense. Our costs and expenses increased from $458.1 million in the 2023 fiscal year to $644.9 million in the comparable period of

2024, primarily due to the acquisition of Smokey Bones in September 2023 and increased activity from Company-owned restaurants.
General and administrative expenses increased $35.4 million for the fiscal year ended December 29, 2024, compared to the prior year, primarily due to the acquisition of Smokey Bones in September 2023 and increased professional fees related to pending litigation.
Cost of restaurant and factory revenues are related to the operations of our company-owned restaurant locations and factory produced dough and batter and increased $110.2 million, or 39.0%, to $393.1 million in fiscal 2024 compared to fiscal 2023, primarily due to the acquisition of Smokey Bones in September 2023 and increased costs at company-owned restaurant.
Depreciation and amortization increased $10.4 million in fiscal year 2024 compared to fiscal year 2023, primarily due to the acquisition of Smokey Bones in September 2023 and depreciation of new property and equipment at company-owned restaurant locations.
We recorded non-cash impairment charges for goodwill and other intangible assets of $30.6 million and $0.5 million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
Refranchising net loss for the fiscal year ended December 29, 2024, was comprised of restaurant operating costs, net of food sales, of $0.9 million, and $1.0 million in net loss related to the sale or closure of refranchised restaurants. Refranchising net loss for the fiscal year ended December 31, 2023, was comprised of restaurant operating costs, net of food sales, of $3.0 million, partially offset by $0.1 million in net gains related to the sale or closure of refranchised restaurants.
Advertising expense increased $1.5 million for the fiscal year ended December 29, 2024, compared to the prior year. These expenses vary in relation to advertising revenues.
Total other expense, net for the fiscal year ended December 29, 2024 was $140.4 million and consisted primarily of net interest expense of $138.3 million and net losses on extinguishment of debt in the amount of $1.8 million. Total other expense, net for the fiscal year ended December 31, 2023 was $118.7 million and consisted primarily of net interest expense of $117.5 million and net losses on extinguishment of debt in the amount of $2.4 million.
We recorded an income tax benefit of $2.8 million for the year ended December 29, 2024, compared to an income tax benefit of $6.3 million for the fiscal year ended December 31, 2023. These tax results were based on a net loss before taxes of $192.6 million for fiscal year 2024 and $96.4 million for fiscal year 2023.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the fiscal year ended December 29, 2024 consisted of cash on hand at the beginning of the period and net proceeds of $85.9 million from the sale of secured debt as discussed in Note 10 of the accompanying consolidated financial statements.
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

As of December 29, 2024, we had cash and restricted cash totaling $67.4 million.
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
FAT Brands Royalty I, LLC
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes. Net proceeds totaled $140.8 million, which consisted of the combined face amount of $144.5 million, net of debt offering costs of $3.0 million and original issue discount of $0.7 million. A portion of the proceeds was used to repay and retire notes issued in 2022 under the Base Indenture (the "2020 Securitization Notes"). The payoff amount totaled $83.7 million, which included principal of $80.0 million, accrued interest of $2.2 million and prepayment premiums of $1.5 million.
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
Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. On July 13, 2023, pursuant to the Exchange Agreement, the Twin Peaks sellers exercised their put option. During the first quarter of fiscal 2024, the Company paid $1.0 million to settle the 10% per annum interest in perpetuity and to settle the put option. As a result, as of December 29, 2024, the outstanding principal balance owned by the Twin Peaks seller is no longer subject to the put option.
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
Of the $113.5 million aggregate principal amount, $25.0 million was sold privately during the fourth quarter, resulting in net proceeds of $22.3 million (net of debt offering costs of $0.4 million and original issue discount of $2.3 million). The remaining $88.5 million in aggregate principal was issued to FAT Brands Inc. and has been eliminated in consolidation. In January 2023, an additional $40.0 million aggregate principal amount was sold privately, resulting in net proceeds of $34.8 million. On September 20, 2023, an additional $2.8 million aggregate principal amount was sold privately resulting in net proceeds of $2.5 million. In October 2023, $20.2 million aggregate principal amount previously issued to FAT Brands Inc. was sold privately resulting in net proceeds of $18.1 million. The remaining principal amount remains issued to FAT Brands, Inc., pending sale to third party investors as of December 29, 2024.
Twin Hospitality I, LLC (Formerly FAT Brands Twin Peaks I, LLC)
Prior Securitization Notes
In connection with the acquisition of Twin Peaks, on October 1, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, Twin Hospitality I, LLC (formerly FAT Brands Twin Peaks I, LLC), of an aggregate principal amount of $250.0 million. The net proceeds from the sale of the Notes were used by the Company to finance the cash portion of the purchase price for the acquisition of Twin Peaks Buyer, LLC and its direct and indirect subsidiaries. Net proceeds totaled $236.9 million, which consisted of the combined face amount of $250.0 million, net of debt offering costs of $5.6 million and original issue discount of $7.5 million. Substantially all of the proceeds were used to acquire Twin Peaks. Immediately following the closing of the acquisition of Twin Peaks, the Company contributed the franchising subsidiaries of Twin Peaks to Twin Hospitality I, LLC, pursuant to a Contribution Agreement.
On September 8, 2023, Twin Hospitality I, LLC issued an additional $98.0 million aggregate principal amount of 2 tranches of fixed rate secured notes to FAT Brands Inc., pending sale to third party investors. Of the $98.0 million aggregate principal amount, $48.0 million was sold privately during the third quarter of 2023 resulting in net proceeds of $45.2 million. A portion of the proceeds was used to purchase $14.9 million aggregate principal amount of outstanding Securitization Notes, which will be held pending re-sale to third party investors. In connection with the bonds repurchased, the Company recognized a $2.7 million net loss on extinguishment of debt. The remaining $50.0 million in aggregate principal of notes issued by Twin Hospitality I, LLC was issued to a wholly-owned subsidiary of FAT Brands, Inc., pending sale to third party investors.
On March 20, 2024, Twin Hospitality I, LLC issued an additional $50.0 million aggregate principal amount of one tranche of fixed rate secured notes to FAT Brands Inc., pending sale to third party investors. Of the $50.0 million aggregate principal amount, $38.8 million was sold privately during the first quarter of 2024 resulting in net proceeds of $36.4 million. A portion of the proceeds was used to purchase $7.4 million aggregate principal amount of outstanding Securitization Notes, which will be held pending re-sale to third party investors. In connection with the bonds repurchased, the Company recognized a $0.4 million net gain on extinguishment of debt. During the second quarter of 2024, the remaining $11.2 million in aggregate principal of notes was sold privately to a third party investor resulting in net proceeds of $10.7 million.

Twin Securitization Notes
On November 21, 2024, Twin Hospitality I, LLC refinanced all of its above-referenced secured notes through the issuance and sale of four tranches of fixed rate secured notes to third party investors for a total aggregate principal amount of $416.7 million. Net Proceeds from the sale of the Twin Securitization notes were $407.5 million and consisted of $6.0 million of debt offering costs and $3.2 million of original issue discounts. The net proceeds from the sale of the Twin Securitization Notes was used to redeem all of the Prior Securitization Notes, which included principal of $388.8 million and accrued interest of $2.3 million, with the remainder to be used for working capital and general corporate purposes. The Company recognized a loss on extinguishment of debt of $2.4 million.
Also on November 21, 2024, the Company contributed Twin Hospitality I, LLC, to a new holding company, Twin Hospitality Group Inc., in anticipation of a planned listing of Twin Hospitality as a standalone public company. In January 2025, the Company distributed approximately 5% of the fully-diluted shares of Class A Common Stock of Twin Hospitality to our common stockholders, and Twin Hospitality began trading as a standalone publicly traded company listed on NASDAQ under the symbol "TWNP". The Company retained the remaining shares of Twin Hospitality outstanding immediately following the distribution. (See Note 19, Subsequent Events)
FAT Brands Fazoli's Native I, LLC
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
FB Resid Holdings 1, LLC
On July 8, 2023, FB Resid Holdings I, LLC (“FB Resid”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the issuance of two tranches of fixed rate secured notes with a total aggregate principal amount of $150.0 million pursuant to a Base indenture, dated July 10, 2023 (the "FB Resid Indenture"). Of the $150.0 million aggregate principal amount, $105.8 million was sold privately, resulting in net proceeds of $105.3 million. A portion of the proceeds was used to purchase $64.6 million of outstanding Securitization Notes, which will be held pending re-sale to third party investors. The remaining $44.2 million in aggregate principal of notes issued by FB Resid was issued to a wholly-owned subsidiary of FAT Brands, Inc., pending sale to third party investors.
On November 21, 2024, the Company modified the terms of the outstanding notes issued by FB Resid pursuant to an Omnibus Amendment executed with the noteholders as well as with the Company’s other whole business securitization subsidiaries, FAT Brands Royalty I, LLC, FAT Brands GFG Royalty I, LLC, Twin Hospitality I, LLC (f/k/a FAT Brands Twin Peaks I, LLC) and FAT Brands Fazoli’s Native I, LLC (the “Existing Issuers”). The Omnibus Amendment amended the treatment of “Excess Amounts” under the Company’s current securitization transactions, other than Twin Hospitality I, LLC, upon (i) the occurrence of an Event of Default under the FB Resid Indenture or (ii) if the Controlling Class Representative (currently 3|5|2 Capital ABS Master Fund LP) has notified the FB Resid Trustee that certain Excess Amounts are required to satisfy clauses (i) through (xiii) of the Priority of Payments on the next applicable Monthly Allocation Date under the FB Resid Indenture. In such event, all such Excess Amounts must be deposited into a segregated account to be included in Retained Collections and deposited in the Collection Account under the FB Resid Indenture for application in accordance with the waterfall of payments under Section 5.10 of the FB Resid Indenture. The Omnibus Amendment also amended the FB Resid Indenture to provide that with respect to (i) any Mandatory Prepayment Amount and/or (ii) from and after the occurrence of any Event of Default (as such terms are defined in the FB Resid Indenture), payments of interest and principal with respect to the Class A-1 Notes and the Class A-2 Notes shall be made in accordance with the Applicable Class A Payment Priority (defined in the Omnibus Amendment), and no amounts may be paid on the Class A-1B Notes or Class A-2B Notes until amounts then due and owing to the Class A-1A Notes and the Class A-2A Notes shall have been paid in full in cash.
In addition, under the Omnibus Amendment, the Company and FB Resid agreed not to permit (i) any equity interests of any Existing Issuer to be sold, transferred or disposed, other than the transactions contemplated by the Twin Peaks Listing Event, or (ii) any Specified Additional Issuance (as defined in the FB Resid Indenture). In addition, the Omnibus Amendment added a new Event of Default under the FB Resid Indenture if the Issuer should fail, by July 31, 2026, to have prepaid or purchased at least $20,000,000 of Class A-1A Notes and Class A-2A Notes held by the Controlling Class Representative or its managed funds. Also under the Omnibus Amendment, the Company agreed not to sell or otherwise dispose of any of its equity interests of Twin Hospitality until Twin Hospitality has used at least $75,000,000 of aggregate Qualified Equity Offering Proceeds (as defined in the Omnibus Amendment) or other proceeds to prepay the new Notes issued under the TWNP Indenture. The Company also agreed not to declare or pay any dividend or distribution in the form of equity interests in Twin Hospitality (i) until the third anniversary of the Closing Date (ii) or if any Potential Rapid Amortization Event, Rapid Amortization Event, Default or Event of Default has occurred or would result therefrom under the indentures of any Existing Issuer.
On November 21, 2024, the Company also entered into a Pledge and Security Agreement (the “Pledge Agreement”) and Securities Account Control Agreement (the “Control Agreement”) with UMB Bank, N.A., as trustee under the FB Resid Indenture and as securities intermediary (in such capacities, the “Pledge Trustee”). Under the Pledge Agreement, the Company pledged all of its shares of Class A Common Stock of Twin Hospitality (other than shares distributed to its shareholders at the time of the Twin Peaks Listing Event) (the “Pledged Shares”) along with all proceeds of the Pledged Shares for the payment and performance of all obligations of FB Resid under the FB Resid Indenture. The Company agreed that the “Applicable Percentage” (a formula that is defined in the Pledge Agreement) of any (i) proceeds of the sale or other disposal of Pledged Shares, (ii) dividend, distribution, rights, warrants or other consideration with respect to the Pledged Shares, and (iii) proceeds of any loan secured by the Pledged Shares (collectively, the “Proceeds”), will be applied to purchase first the Class A-2A Notes, and then the Class A-1A Notes, issued under the FB Resid Indenture at par plus any accrued and unpaid interest thereon and interest paid in kind. The Company also agreed that, if Twin Hospitality has not raised at least $25,000,000 in Qualified Equity Proceeds and is sold, then so long as either (i) the Issuer has repaid its debt in full under the TWNP Indenture or (ii) the Issuer’s noteholders have otherwise waived such payment and approved the sale in writing, then 50% of the Proceeds from the sale of Twin Hospitality will be applied to purchase first the Class A-2A Notes, and then the Class A-1A Notes, issued under the FB Resid Indenture at par plus any accrued and unpaid interest thereon and interest paid in kind. Also under the Pledge Agreement, upon the occurrence and during the continuance of an Event of Default and following the Grace Period, if applicable, under the FB Resid Indenture, all rights of the Company to vote or give consent with respect to the Pledged Shares shall be vested in the Pledge Trustee. Under the Control Agreement, the Company agreed to deposit all of the Pledged Shares at the time of the Twin Peaks Listing Event into a controlled account maintained by the Pledge Trustee, and the Pledge Trustee will distribute Proceeds of the Pledged Shares held in such account according to the Pledge Agreement. The Company will be entitled to enter any market order to sell Pledged Shares in a brokers’ transaction on an approved trading market, and may enter orders to sell Pledged Shares other than on a permitted trading market (i) with the prior written consent of the Pledge Trustee or (ii) in a trade to be executed within 5% of the 5-trading day volume weighted average price and with a value of at least $15,000,000. Upon an Event of Default under the FB Resid Indenture, the Controlling Class Representative will be entitled to exercise sole control of the Pledged Shares and direct sales or other dispositions of the Pledged Shares held in the controlled account.
Retained Notes
During 2024, the Company repurchased certain of its securitized notes to be held for resale to third party investors and sold certain of its securitized notes previously repurchased or issued and not sold (collectively, the "Retained Notes"). During 2024, cash proceeds from the sale of Retained Notes and cash used to repurchase Retained Notes was $108.2 million and $36.4 million including accrued interest, respectively. The $108.2 million includes the sale of $30.9 million aggregate principal Twin Peaks Securitization notes issued in 2024 in addition to securitization notes previously held in wholly-owned subsidiaries of Fat Brands Inc. As of December 29, 2024, the Company held $164.8 million of Retained Notes, which have been eliminated in consolidation.
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
On July 19, 2024, we entered into an Equity Distribution Agreement (the “Noble Sales Agreement”) with Noble Capital Markets, Inc. (the “Sales Agent”), pursuant to which we may offer and sell from time to time through the Sales Agent shares (the “Placement Shares”) of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock. During the three months ended December 29, 2024, pursuant to the Noble Sales Agreement, the Company sold and issued 169,247 shares of 8.25% Series B Cumulative Preferred Stock, at a weighted average share price of $9.73, paid the Sales Agent commissions of approximately $50,000 for such sales and received net proceeds of $1.6 million (net of fees and commissions) for such sales.
Comparison of Cash Flows
Our cash and restricted cash balance was $67.4 million as of December 29, 2024, compared to $91.9 million as of December 31, 2023.
The following table summarizes key components of our consolidated cash flows for the fiscal years ended December 29, 2024, and December 31, 2023:

(In thousands) For the Fiscal Years Ended

	December 29, 2024	December 31, 2023

Net cash used in operating activities	$(56.2)	$(35.6)
Net cash used in investing activities	(26.5)	(59.8)
Net cash provided by financing activities	58.2	118.6
Net (decrease) increase in cash and restricted cash	$(24.5)	$23.1
Operating Activities
Net cash used in operating activities increased $20.6 million to $56.2 million in fiscal 2024 compared to $35.6 million in fiscal 2023, and is primarily related to higher debt service costs associated with our securitizations and by changes in working capital compared to fiscal 2023.
Investing Activities
Net cash used in investing activities was $26.5 million in fiscal 2024 compared to $59.8 million in fiscal 2023, and is primarily related to purchases of property and equipment in connection with company-owned restaurants. The $33.3 million decrease in fiscal 2024 when compared to fiscal 2023 is primarily attributable to the acquisition of Barbecue Integrated, Inc. in September, 2023. See Note 3 in our consolidated financial statements for more information on our mergers and acquisitions.
Financing Activities
Net cash provided by financing activities was $58.2 million in fiscal 2024 compared to $118.6 million in fiscal 2023, and is primarily comprised of proceeds from borrowings, partially offset by repurchases of previously issued securitized notes and dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock. The $62.1 million decrease in fiscal 2024 compared to fiscal 2023 is primarily due to lower net proceeds from borrowings during fiscal 2024 compared to fiscal 2023. See Note 10 in our consolidated financial statements for more information on debt.
Dividends
The dividends declared on the Company's common stock by the Board of Directors during the fiscal year ended December 29, 2024 are as follows (in millions):

Declaration Date	Dividend Per Share	Record Date	Payment Date	Total Dividend (In Millions)
January 9, 2024	$0.14	February 15, 2024	March 1, 2024	$2.4
April 17, 2024	$0.14	May 15, 2024	May 31, 2024	$2.4
July 9, 2024	$0.14	August 15, 2024	August 30, 2024	$2.4
October 29, 2024	$0.14	November 15, 2024	November 29, 2024	$2.4

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of December 29, 2024, we do not have any material commitments for capital expenditures.
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
Goodwill and other intangible assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise, as was done in 2024 and 2023. The Company recorded impairment charges of $30.6 million and $0.5 million relating to goodwill and other intangible assets during the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
Property and Equipment: Property and Equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives of our property and equipment typically range from 3 to 7 years. Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings. On an annual basis the Company assesses its property and equipment for impairment. The Company recognized impairment expense of $1.9 million and $0.5 million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively and included in General and administrative expense on the Consolidated Statements of Operations.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The Company adopted ASU No. 2023-07 for the fiscal year beginning January 1, 2024 and have applied this standard retrospectively for all periods presented on the Company's consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement —Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued update 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendments require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting within annual reporting periods beginning after December 15, 2027. The Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
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
Off-Balance Sheet Arrangements
As of December 29, 2024, we did not have any off-balance sheet arrangements.
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
Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our principal executive officers and principal financial officer concluded that our internal control over financial reporting was effective as of December 29, 2024.
Because we are a non-accelerated filer, we are not required to include an attestation report by our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting in this annual report as of December 29, 2024.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fourth fiscal quarter of 2024, no director or officer of the Company adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Below is a list of the names and ages, as of February 24, 2025, of our directors and executive officers, and a description of the business experience of each of them.

Name	Age	Position
Andrew A. Wiederhorn	59	Chairman of the Board of Directors
John S. Allen	72	Director
Donald J. Berchtold	79	Director
Tyler B. Child	49	Director
Lynne L. Collier	57	Director
Mark Elenowitz	54	Director (Lead Independent Director)
James G. Ellis	78	Director
Peter R. Feinstein	80	Director
Matthew H. Green	58	Director
John C. Metz	71	Director
Carmen Vidal	52	Director
Mason A. Wiederhorn	34	Director and Chief Brand Officer
Taylor A. Wiederhorn	36	Director and Chief Development Officer
Thayer D. Wiederhorn	36	Director and Chief Operating Officer
Kenneth J. Kuick	56	Co-Chief Executive Officer and Chief Financial Officer
Robert G. Rosen	58	Co-Chief Executive Officer and Head of Debt Capital Markets
Allen Z. Sussman	60	General Counsel and Corporate Secretary
Ron Roe	47	Senior Vice President of Finance

Andrew A. Wiederhorn is the founder of FAT Brands and served as a director of the Company since our inception in March 2017. He also served as President and CEO of FAT Brands and our principal operating subsidiaries from March 2017 until May 2023. He currently serves on the board of managers of our majority stockholder, Fog Cutter Holdings LLC, and was previously Chairman and CEO of our former parent company, Fog Cutter Capital Group Inc. Mr. Wiederhorn previously founded and served as the Chairman and Chief Executive Officer of Wilshire Financial Services Group Inc. and Wilshire Credit Corporation. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California in 1987, with an emphasis in Finance and Entrepreneurship. He previously served on the Board of Directors of Fabricated Metals, Inc., The Boy Scouts of America Cascade Pacific Council, The Boys and Girls Aid Society of Oregon, University of Southern California Associates, Citizens Crime Commission of Oregon, and Economic Development Council for the City of Beverly Hills Chamber of Commerce. Mr. Wiederhorn brings to the Board his more than 20 years of experience with the Company and its predecessors, including as the Company’s founder, as well as his experience with sophisticated financial structures, mergers and acquisitions, strategic planning, and leadership and management of complex organizations.

On May 10, 2024, Mr. Wiederhorn was indicted on federal charges, alleging that Mr. Wiederhorn caused FAT Brands Inc. and an affiliate to distribute $47 million to him for his personal use and benefit, mischaracterized these distributions as loans, and failed to disclose the disbursements as reportable compensation. The indictment also alleges that Mr. Wiederhorn failed to pay personal income taxes in the amount of $7.7 million. Mr. Wiederhorn was charged with endeavoring to obstruct the administration of the Internal Revenue Code, tax evasion, wire fraud, making false statements and omitting material facts in statements to accountants in connection with audits and reviews, certifying faulty financial reports, and causing the Company to extend and maintain credit in the form of personal loan. Mr. Wiederhorn was also charged in a separate indictment for illegally possessing a firearm and ammunition after being convicted of a felony.
John S. Allen has served as a director of FAT Brands since September 2023. Mr. Allen is a retired restaurant operator, having served as the owner and operator of Pacific Way Bakery & Café. Mr. Allen received a Bachelor of Arts degree from the University of Illinois. Mr. Allen brings to the Board his experience and history in restaurant operations, management and finance.

Donald J. Berchtold has served as a director of FAT Brands since March 2023. Mr. Berchtold also serves as Chief Concept Officer of FAT Brands Inc., a role he has held since February 2018. Mr. Berchtold previously held the position of President and Chief Operating Officer of Fatburger North America Inc. and President and Chief Operating Officer of Fog Cutter Capital Group Inc. Mr. Berchtold also served as Senior Vice President of Wilshire Financial Services Group Inc. and its sister company, Wilshire Credit Corporation. Mr. Berchtold was the owner-operator of his own business that included a dinner house, catering company and other food service concepts and was an active member in the Restaurants of Oregon Association. Mr. Berchtold holds a Bachelor of Science degree in Finance and Marketing from Santa Clara University. Mr. Berchtold brings to the Board his more than 20 years of experience with the Company and its predecessors, his more than 50 years of experience in the restaurant and hospitality industries, his knowledge and experience in strategic planning, and leadership and management of complex organizations.
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
Lynne L. Collier has served as a director of FAT Brands since July 2022. Ms. Collier is an experienced capital market professional, with nearly 30 years of experience in public capital markets and a focus on the restaurant industry. Ms. Collier currently serves as Head of Consumer Discretionary for Water Tower Research, LLC, and previously served as a Managing Director in the Investor Relations Division of ICR Inc. from April 2021 to June 2022. Prior to that, Ms. Collier had a 25-year career in equity research as a sell-side Consumer Analyst, including for Loop Capital, Canaccord Genuity and Sterne Agee. Ms. Collier received a bachelor’s degree in Finance from Baylor University and an M.B.A. in Finance from Texas Christian University. Ms. Collier brings to the Board substantial expertise in financial analysis of companies in the restaurant and hospitality industries, and broad expertise in capital markets and investor relations generally.
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
James G. Ellis has served as a director of FAT Brands since September 2023. Mr. Ellis served as the Dean of the Marshall School of Business at the University of Southern California from 2007 until June 2019. Prior to his appointment as Dean in April 2007, Mr. Ellis was the Vice Provost, Globalization, for USC and prior to that was Vice Dean, External Relations. Mr. Ellis was also a professor in the Marketing Department of the Marshall School of Business from 1997 until retiring in 2021. Mr. Ellis continues to serve on the Boards of Directors of a number of other public and private companies, including Mercury General Corporation and J.G. Boswell Company. Mr. Ellis received a Bachelor of Business Administration degree from the University of New Mexico and MBA degree from Harvard Business School. Mr. Ellis brings to the Board substantial expertise in finance, marketing, financial accounting and complex financial transactions, and leadership and management of complex organizations.
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

Matthew H. Green has served as a director of FAT Brands since July 2023. Mr. Green is an experienced finance professional based in London, with over 30 years of experience as a merchant banker, focused primarily on the real estate, infrastructure, and energy sectors for clients including private equity firms, pension funds, sovereign wealth funds and family offices. Mr. Green received a bachelor’s degree in Business Administration from the University of Washington. Mr. Green brings to the Board his experience and history in debt finance and capital markets, real estate, and investment banking.
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

    Mason A. Wiederhorn has served as a director of FAT Brands since March 2023, and serves on the board of managers of the Company’s majority stockholder, Fog Cutter Holdings LLC. He has also served as the Chief Brand Officer of the Company since December 2021. Prior to that, Mr. Wiederhorn served as Creative Director of the Company, preceded by his role as Creative Director of Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc., and Videographer for Fatburger North America Inc. Mr. Wiederhorn graduated from the Business of Cinematic Arts program at the University of Southern California Marshall School of Business. Mr. Wiederhorn brings to the Board his participation in the founding and growth of our Company and its predecessors, leadership skills, and background and education in the creative arts and promotion of our multiple brands.

Taylor A. Wiederhorn has served as a director of FAT Brands since March 2023, and serves on the board of managers of the Company’s majority stockholder, Fog Cutter Holdings LLC. He has also been the Chief Development Officer of the Company since October 2017. Previously, Mr. Wiederhorn served as Vice President - Franchise Marketing and Development for Fatburger North America from December 2011 until October 2017. Mr. Wiederhorn graduated from the USC Marshall School of Business with a Bachelor of Science degree in Business Administration with a concentration in Corporate Finance. Mr. Wiederhorn brings to the Board his participation in the founding and growth of the Company and its predecessors, leadership skills, management of our sales teams, and business background and education.

Thayer D. Wiederhorn has served as a director of FAT Brands since March 2023 and serves on the board of managers of the Company’s majority stockholder, Fog Cutter Holdings LLC. He has also been the Chief Operating Officer of the Company since November 2021, responsible for day-to-day operations and providing leadership to management to ensure the execution of both short-term and long-term business strategies. Prior to his role as Chief Operating Officer, Mr. Wiederhorn served as Chief Marketing Officer from March 2017, overseeing global branding and marketing initiatives. He also held several prior positions, including VP of Marketing for Fatburger North America Inc. and Buffalo’s Franchise Concepts Inc. from June 2012 to March 2017, and Director of Marketing for Fatburger from July 2011 to June 2012. Additionally, he served as Marketing Coordinator and Brand Development Agent for Fatburger in 2010 and 2011. Mr. Wiederhorn began his career working in Fatburger restaurants and food trucks. He holds a Bachelor of Science degree in Business Administration with an emphasis in Finance and Business Economics from the University of Southern California. Mr. Wiederhorn brings to the Board his deep involvement and insight in the founding and growth of the Company and its predecessors, along with his leadership expertise, marketing experience and formal business education.

Kenneth J. Kuick has served as the Company’s Co-Chief Executive Officer since May 2023, and Chief Financial Officer since May 31, 2021. Prior to joining the Company, Mr. Kuick served as Chief Financial Officer of Noodles & Company, a national fast-casual restaurant concept, from November 2018 to August 2020, where he was responsible for leading the Company’s finance, accounting and supply chain operations. Prior to that, Mr. Kuick served as Chief Accounting Officer of VICI Properties Inc., a real estate investment trust specializing in casino properties, from October 2017 to August 2018, where he was responsible for accounting, consolidated financial operations, capital markets transactions, treasury, internal audit, tax and external reporting. Prior to that, Mr. Kuick served as Chief Accounting Officer of Caesars Entertainment Operating Company, a subsidiary of Caesars Entertainment Corporation, and as Vice President, Assistant Controller for Caesars Entertainment Corporation. Mr. Kuick is a Certified Public Accountant and earned his Bachelor of Science degree in Accounting and Business Systems from Taylor University.

Robert G. Rosen has served as the Company’s Co-Chief Executive Officer and Head of Debt Capital Markets since May 2023. Prior to that, he served as Executive Vice President of Capital Markets since April 2021. Prior to joining the Company, he had been the Managing Member of Kodiak Financial Group LLC since 2004. Kodiak invests in credit classes of ABS and MBS securities, purchases individual real estate loans and portfolios, purchases and manages real estate developments and invests in private equity transactions as well as venture capital transactions. Mr. Rosen began his career in commercial banking, focusing on direct lending for Fleet Bank (then Fleet Norstar Bank) in Albany NY after completing their extensive management training program. This was followed in 1990 by a career on Wall Street, working for Bankers Trust (now Deutsche Bank) and Kidder Peabody in structured finance and investment banking focusing primarily on credit derivatives including securitizations, asset-based lending as well as financing and banking commercial banks and other originators of securitizable assets. After Kidder, Mr. Rosen joined Black Diamond Advisors and Black Diamond Securities (and ultimately Black Diamond Capital Management). He served as a Director and FINOP of the Black Diamond entities, with a continued focus on structured finance transactions and credit as well as portfolio management (banking, sales and trading) and servicing. Mr. Rosen continued his career at Bank of Tokyo Mitsubishi and several buy side firms. He continues to be a long-term consultant to Black Diamond Capital Management and serves on multiple advisory boards and committees of Black Diamond. Mr. Rosen holds an MBA and a BA degree from Union College in Managerial Economics.

Allen Z. Sussman has served as the Company’s General Counsel, Secretary and EVP for Corporate Development since March 2021. Prior to that time, Mr. Sussman was a partner at the law firm of Loeb & Loeb LLP in Los Angeles, California, specializing in corporate and securities law, and served as the primary outside corporate and securities counsel of FAT Brands. Prior to private practice, in the early 1990s Mr. Sussman served as an attorney with the Division of Enforcement of the U.S. Securities and Exchange Commission in Washington, DC. Mr. Sussman holds a B.S. degree in Industrial and Labor Relations from Cornell University and a J.D. degree from Boston University School of Law.

Ron Roe currently serves as the Company’s Senior Vice President of Finance. Prior to August 16, 2018, Mr. Roe served as the Chief Financial Officer since 2009 and served as the Vice President of Finance from 2007 to 2009. Prior to 2007, Mr. Roe was an acquisitions associate for Fog Cutter Capital Group Inc. He began his career as an investment banking analyst with Piper Jaffray. Mr. Roe attended UC Berkeley, where he earned a Bachelor of Arts degree in Economics.

Family Relationships

The family relationships among our directors and executive officers are reported below under "Item 13. Certain Relationships and Related Transactions, and Director Independence" and incorporated herein by reference.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 29, 2024, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and other dispositions of our securities by our directors, officers and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Board Committees
During fiscal 2024, our Board of Directors held 25 meetings. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors on which he or she serves.
The following table sets forth the two standing committees of our Board and the members of each committee as of December 29, 2024 and the number of meetings held by our Board of Directors and the committees during 2024:

Director	Board of Directors	Audit Committee	Compensation Committee
Andrew A. Wiederhorn	Chair		Chair
John S. Allen	X
Donald J. Berchtold	X
Tyler B. Child	X	X	X
Lynne L. Collier	X	Chair	X
Mark Elenowitz	X	X	X
James G. Ellis	X	X	X
Peter R. Feinstein	X	X	X
Matthew H. Green	X	X	X
John C. Metz	X		X
Carmen Vidal	X
Mason A. Wiederhorn	X
Taylor A. Wiederhorn	X
Thayer D. Wiederhorn	X

Meetings in 2024:	25	5	5
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
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our Board of Directors has determined that each member of the Audit Committee meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and NASDAQ rules.

The Board of Directors has determined that each of Ms. Collier, Mr. Elenowitz, Mr. Feinstein and Mr. Ellis qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

The Board of Directors adopted a charter for the Audit Committee. A copy of the Audit Committee charter is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Audit Committee reviews and reassesses the adequacy of the charter on an annual basis.
Compensation Committee
The Compensation Committee of the Board is responsible for assisting our Board of Directors in discharging its responsibilities relating to the compensation of our Co-Chief Executive Officers, other executive officers and outside directors, as well as administering stock incentive plans. During the fiscal year ended December 29, 2024, there were no employee directors on the Compensation Committee and no Compensation Committee interlocks. The Compensation Committee is required to have a majority of independent directors. The current members of the Compensation Committee are Lynne Collier, Tyler Child, Mark Elenowitz, James Ellis, Peter Feinstein, Matthew Green, John Metz and Andrew Wiederhorn.

    The Compensation Committee is responsible for the following, among other matters, as required from time to time:

•reviewing and recommending to our board of directors the compensation of our Co-Chief Executive Officers and other executive officers and the outside directors;
•conducting a performance review of our Co-Chief Executive Officers;
•administering the Company’s incentive-compensation plans and equity-based plans as in effect or as adopted from time to time by the Board of Directors;
•approving any new equity compensation plan or material change to an existing plan where stockholder approval has not been obtained; and
•reviewing our compensation policies.
In addition, the Compensation Committee has established a sub-committee of the Compensation Committee comprised solely of “non-employee directors” within the meaning of Rule 16b-3 of the Exchange Act. The sub-committee is available to administer the Company’s equity incentive plans if the Board deems it necessary to comply with Rule 16b-3 of the Exchange Act with respect to any equity awards.

The Board of Directors has adopted a charter for the Compensation Committee, a copy of which is available in the Corporate Governance section of our website at https://ir.fatbrands.com. The Compensation Committee reviews and reassesses the adequacy of the charter on an annual basis.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the compensation for the fiscal years ended December 29, 2024 and December 31, 2023 awarded to, earned by, or paid to each individual who served as principal executive officer of the Company during fiscal 2024 and the other two most highly compensated executive officers. We refer to the individuals included in the Summary Compensation Table as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Robert G. Rosen	2024	550,000	—	—	—	—	550,000
Co-Chief Executive Officer, Co-President and Head of Debt Capital Markets	2023	550,000	2,200,000	—	2,148,000	—	4,898,000

Kenneth J. Kuick	2024	550,000	—	—	—	—	550,000
Co-Chief Executive Officer, Co-President and Chief Financial Officer	2023	532,439	1,000,000	—	268,495	1,669	1,802,603

Taylor A. Wiederhorn	2024	550,000	—	—	—	—	550,000
Chief Development Officer	2023	550,000	1,100,000	—	—	—	1,650,000

Thayer D. Wiederhorn	2024	550,000	—	—	—	—	550,000
Chief Operating Officer	2023	550,000	1,100,000	—	—	—	1,650,000
Explanatory Notes:
(1)     Amounts shown represent the aggregate grant date fair value computed in accordance with Accounting Standards Codification 718. Assumptions used in the calculation of this amount for fiscal year ended December 29, 2024 are included in Note 14 to the Company’s consolidated financial statements for the fiscal year ended December 29, 2024, included in Part IV of this Annual Report on Form 10-K.
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

Pursuant to the Rosen Agreement, Mr. Rosen will be eligible to receive awards of equity from time to time in the form of stock options, stock purchase rights and/or restricted stock awards. Such awards will be subject to the achievement by Mr. Rosen and the Company, as applicable, of personal and Company-wide targets to be established by the Company, on such terms and subject to such conditions as the Board shall determine as of the date of any such grant. In the event of a change in control (as defined in the Rosen Agreement), Mr. Rosen’s continuous employment is involuntarily terminated without “cause” (as defined in the Rosen Agreement), or Mr. Rosen resigns from continuous employment for “good reason” (as defined in the Rosen Agreement), and in any case other than as a result of his death or disability, then 100% of the equity awards that are then unvested will become fully vested. In addition, in the event that Mr. Rosen’s employment is terminated by the Company without “cause” or by Mr. Rosen for “good reason,” Mr. Rosen will be entitled to receive severance of twelve months of base salary payable on the Company’s regular payroll schedule.

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2024 YEAR END
The following table summarizes the outstanding equity award holdings of our named executive officers as of December 29, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert G. Rosen	100,000	—	11.43	11/16/2031	—	—
Co-Chief Executive Officer, Co-President and Head of Debt Capital Markets	133,333	266,667	5.37	4/26/2033
Kenneth J. Kuick	100,000		11.43	11/16/2031	—	—
Co-Chief Executive Officer, Co-President and Chief Financial Officer	16,667	33,333	5.37	4/26/2033
Taylor A. Wiederhorn	15,318	—	10.68	10/20/2027	—	—
Chief Development Officer	15,318	—	4.80	12/10/2028
	100,000	—	11.43	11/16/2031
Thayer D. Wiederhorn	15,318	—	10.68	10/20/2027	—	—
Chief Operating Officer	15,318	—	4.80	12/10/2028
	100,000	—	11.43	11/16/2031
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
Option Exercises and Stock Vested
None of the named executive officers acquired shares of the Company’s stock through exercise of options during the year ended December 29, 2024.
Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
The Company does not grant equity awards in anticipation of the release of material nonpublic information (“MNPI”) that is likely to result in changes to the price of our Class A Common Stock, and does not time the public release of such information based on award grant dates. Equity awards are typically granted according to a predetermined schedule or based on an event such as the recipient’s appointment as an officer or director, to ensure consistency and avoid the appearance of timing based on MNPI. The Board and Compensation Committee do not consider MNPI when determining the timing of equity awards or in setting the terms of equity awards, such as grant size or vesting conditions. During the last completed fiscal year, the Company has not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and it is the Company’s ongoing policy not to time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
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

At various times upon the quarterly payment dates of the cash component of director compensation, the Board has allowed non-employee directors to receive their cash compensation in the form of Class A common stock of the Company at fair market value at the time the election is made. Under such arrangement, during fiscal 2024, the non-employee directors elected to receive only cash compensation.

The following table sets forth a summary of the compensation we paid or accrued to our directors for the fiscal year ended December 29, 2024. The compensation paid or accrued for 2024 to directors Donald J. Berchtold, Carmen Vidal, Mason A. Wiederhorn, Taylor D. Wiederhorn and Thayer A. Wiederhorn is disclosed below under the caption “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)
Andrew A. Wiederhorn (2)	6,746,249	—	85,125	6,831,374
John S. Allen (3)	120,000	—	85,125	205,125
Donald J. Berchtold	(10)	—	(10)	(10)
Tyler B. Child (4)	120,000	—	85,125	205,125
Lynne L. Collier	120,000	—	85,125	205,125
Mark Elenowitz (5)	120,000	—	85,125	205,125
James G. Ellis (6)	120,000	—	85,125	205,125
Peter R. Feinstein (7)	120,000	—	85,125	205,125
Matthew H. Green (8)	120,000	—	85,125	205,125
John C. Metz (9)	120,000	—	85,125	205,125
Carmen Vidal	(10)	—	(10)	(10)
Mason A. Wiederhorn	(10)	—	(10)	(10)
Taylor A. Wiederhorn	(10)	—	(10)	(10)
Thayer A. Wiederhorn	(10)	—	(10)	(10)
Explanatory Notes:
(1)Amounts shown represent the grant date fair value calculated in accordance with Accounting Standards Codification 718. Assumptions used in the calculation of this amount are included in footnote 14 to the Company’s consolidated financial statements included in Part IV of this Annual Report on Form 10-K. During 2024, the directors were each granted options to purchase 30,636 shares of common stock.
(2)The amount reflects $6,317,750 of fees earned pursuant to Mr. Wiederhorn's consulting agreement, $308,499 of aggregate incremental cost to the Company of providing him with certain personal use of leased aircraft (based on the applicable hourly rate charged to the Company), and $120,000 of standard Board of Directors fees.
(3) Mr. Allen joined the Board of Directors in September 2023.
(4) Ms. Child joined the Board of Directors in March 2023.
(5) Mr. Elenowitz joined the Board of Directors in April 2023.
(6) Mr. Ellis joined the Board of Directors in September 2023.
(7) Mr. Feinstein joined the Board of Directors in July 2023.
(8) Mr. Green joined the Board of Directors in July 2023.
(9) Mr. Metz joined the Board of Directors in July 2023.
(10) See the applicable disclosure for this director below under "Item 13. Certain Relationships and Related Transactions, and Director Independence".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL STOCKHOLDERS
Common Stock

The following table sets forth information, as of February 24, 2025, with respect to the beneficial ownership of our Class A common stock and our Class B common stock by:

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

As of February 24, 2025, there were issued and outstanding 16,521,884 shares of Class A common stock and 1,270,805 shares of Class B common stock.

	Class A Common Stock Beneficially Owned			Class B Common Stock Beneficially Owned		Percent of Total Voting Power †
Name of beneficial owner	Number		%	Number	%
Greater than 5% Stockholders
Fog Cutter Holdings LLC	7,015,249	(1)	42.5%	707,534	55.7%	55.6%
HOT GFG LLC	2,259,354	(2)	13.7%	—	*	*
Gregory Fortunoff and certain persons	1,244,688	(3)	7.5%	—	*	*
Named Executive Officers and Directors
Andrew A. Wiederhorn	295,392	(4)	1.8%	11,079	*	*
Robert G. Rosen	466,666	(6)	2.8%	10,000	*	*
Kenneth J. Kuick	233,333	(5)	1.4%	10,000	*	*
John S. Allen	20,424	(7)	*	—	*	*
Donald J. Berchtold	233,727	(8)	1.4%	20,309	1.6%	1.6%
Tyler B. Child	21,967	(7)	*	154	*	*
Lynne L. Collier	50,848	(9)	*	—	*	*
Mark Elenowitz	22,988	(10)	*	—	*	*
James G. Ellis	20,424	(7)	*	—	*	*
Peter R. Feinstein	20,424	(7)	*	—	*	*
Matthew H. Green	20,424	(7)	*	—	*	*
John C. Metz	20,424	(7)	*	—	*	*
Carmen Vidal	30,015	(11)	*	—	*	*
Mason A. Wiederhorn	146,735	(12)	*	4,109	*	*
Taylor A. Wiederhorn	287,345	(13)	1.7%	14,989	1.2%	1.2%
Thayer D. Wiederhorn	277,258	(13)	1.7%	14,652	1.2%	1.2%
All directors and executive officers as a group (18 persons)	2,607,211	(14)	14.5%	112,944	8.9%	8.9%

†	Represents the voting power with respect to all shares of our Class A Common Stock and Class B Common Stock, voting as a single class, beneficially owned by the holder. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 2,000 votes per share.
*	Represents beneficial ownership of less than 1% of the class.
(1)	Based in part on a Schedule 13D/A filed on September 26, 2024 by Fog Cutter Holdings LLC, a limited liability company controlled by a board of managers comprised of Andrew A. Wiederhorn, Taylor A. Wiederhorn, Thayer D. Wiederhorn and Mason A. Wiederhorn. The address of Fog Cutter Holdings LLC is 9720 Wilshire Blvd., Suite 500, Beverly Hills, CA 90212.
(2)	Based in part on a Schedule 13G filed jointly on March 8, 2022 by HOT GFG LLC and Ms. Rachel Serruya. Ms. Serruya is the sole Director and President of HOT GFG LLC and may be deemed to have voting and investment power over these shares. Ms. Serruya disclaims beneficial ownership of such securities except to the extent of her indirect pecuniary interest therein, if any. The address provided by HOT GFG LLC is 210 Shields Court, Markham, Ontario, Canada L3R8V2.
(3)
Based in part on a Schedule 13D/A filed on August 25, 2022 by Gregory Fortunoff, with an address at 49 West 37th Street, New York, NY 10018. Mr. Fortunoff expressly disclaims beneficial ownership for all purposes of the shares beneficially owned by other persons.

(4)
Includes options to purchase 151,060 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure, and 100,000 shares of Class A Common Stock owned by Mr. Wiederhorn’s spouse, to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein. Does not include unvested options to purchase an additional 40,848 shares of Class A Common Stock.

(5)	Includes options to purchase 133,333 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 16,667 shares of Class A Common Stock.

(6)	Includes options to purchase 366,666 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 133,334 shares of Class A Common Stock.
(7)	Includes options to purchase 20,424 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 40,848 shares of Class A Common Stock.
(8)	Includes options to purchase 30,636 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure.
(9)	Includes options to purchase 41,848 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an additional 51,060 shares of Class A Common Stock.
(10)	Includes options to purchase 20,424 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Includes warrants to purchase 2,564 shares of Class A Common Stock. Does not include unvested options to purchase an additional 40,848 shares of Class A Common Stock.
(11)	Includes options to purchase 30,015 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure.
(12)	Includes options to purchase 105,636 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure.
(13)	Includes options to purchase 130,636 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure.
(14)	Includes options to purchase an aggregate of 1,424,706 shares of Class A Common Stock that have vested or will vest within 60 days of the effective date of the disclosure. Does not include unvested options to purchase an aggregate of 527,848 shares of Class A Common Stock.

Preferred Stock

The following table sets forth information, as of February 24, 2025, with respect to the beneficial ownership of our non-voting Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) by each of our directors, each of our named executive officers, and all of our executive officers and directors as a group. As of February 24, 2025, there were 8,407,787 issued and outstanding shares of Series B Preferred Stock.

	Series B Preferred Stock Beneficially Owned
Name of Beneficial Owner	Shares	%
Named Executive Officers and Directors
Andrew A. Wiederhorn	1,643	*
Robert G. Rosen	232	*
Kenneth J. Kuick	2,000	*
John S. Allen	—	*
Donald J. Berchtold	—	*
Tyler B. Child	—	*
Lynne L. Collier	—	*
Mark Elenowitz	9,686	*
James G. Ellis	—	*
Peter R. Feinstein	—	*
Matthew H. Green	—	*
John C. Metz	71,306	*
Carmen Vidal	—	*
Mason A. Wiederhorn	—	*
Taylor A. Wiederhorn	885	*
Thayer D. Wiederhorn	1,689	*
All directors and executive officers as a group (18 persons)	90,936	1.1%

*	Represents beneficial ownership of less than 1% of the class.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Parent Company
As disclosed above under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," Fog Cutter Holdings, LLC beneficially holds approximately 55.6% of the voting power with respect to all shares of our common stock.
Transactions with Related Persons
The following is a summary of (i) family relationships among our directors, director nominees, and executive officers, and (ii) reportable related person transactions since the beginning of our 2023 fiscal year (which began on December 26, 2022) or currently proposed to which we were or will be a party:

•in which the amount involved exceeds $120,000; and
•in which any director, director nominee, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Andrew Wiederhorn, our current Chairman of the Board and former President and Chief Executive Officer, entered into a written Separation, Cooperation, and Release Agreement (the “Separation Agreement”) and Consulting Agreement (the “Consulting Agreement”) with the Company on July 19, 2023. Under the Separation Agreement, Mr. Wiederhorn was entitled to receive any accrued but unpaid base salary and the value of any accrued and unused vacation through his resignation date in accordance with his Employment Agreement. In addition, Mr. Wiederhorn was entitled to receive a final bonus under his Employment Agreement for such portion of 2023 through his separation date in the amount of $950,000. Mr. Wiederhorn’s stock options will continue to vest after his resignation date as long as he continues to provide services to the Company as a consultant. Under the Separation Agreement, Mr. Wiederhorn provided a general release of the Company, and the Company released Mr. Wiederhorn from certain claims related to his employment and separation from the Company, subject in each case to certain exceptions. Mr. Wiederhorn also agreed to assist and cooperate with the Company in transitioning his duties, as well as with any investigations, legal claims, or other matters related to his past employment. In addition, the Company agreed that, unless otherwise prohibited by applicable law, any attorney fees and expenses advanced to Mr. Wiederhorn by the Company in connection with the Company’s pending litigation and governmental investigations are awarded to him under the Separation Agreement. The Consulting Agreement provides that Mr. Wiederhorn will provide specified non-executive consulting services to the Company, including advice regarding corporate strategy, acquisitions, capital allocation, financing and restaurant/franchise operations. In consideration for such services, the Consulting Agreement provides that the Company will pay to Fog Cutter Consulting Corp., a company affiliated with Mr. Wiederhorn, an hourly fee of $1,850. In addition, while Mr. Wiederhorn remains a director of the Company, he will receive standard Board fees as a non-employee director. The Consulting Agreement also contains customary confidentiality obligations by Mr. Wiederhorn and an assignment to the Company of intellectual property developed by Mr. Wiederhorn in the course of providing consulting services to the Company.

John C. Metz joined our Board of Directors on July 11, 2023. Mr. Metz is the President and owner of RREMC Restaurants, LLC, which franchisees certain of the Company’s Hurricane Dockside Grill restaurants under standard franchise terms for the Company’s Hurricane brand. Under such arrangements, RREMC Restaurants, LLC pays to the Company a standard royalty rate on net sales plus marketing fees, which totaled approximately $549,600 since the beginning of our 2024 fiscal year and $692,975 for our 2023 fiscal year. In addition, in January 2022 Mr. Metz accepted a consulting fee from the Company of $160,000 in connection with the Company’s acquisition of Native Grill & Wings.

Thayer Wiederhorn serves as Chief Operating Officer and a member of the Board of Directors of the Company. He is the son of Andrew Wiederhorn, grandson of Donald Berchtold, nephew of Tyler Child and Jacob Berchtold, and brother of Taylor Wiederhorn and Mason Wiederhorn, none of whom have a material interest in Thayer Wiederhorn’s employment or share a household with him. For fiscal years 2023 and 2024 he received an annual base salary of $550,000, and a bonus of $1,100,000 for fiscal 2023. During those periods he also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 66,667 shares of the Company’s Class A common stock granted in previous years.

Taylor Wiederhorn serves as Chief Development Officer and a member of the Board of Directors of the Company. He is the son of Andrew Wiederhorn, grandson of Donald Berchtold, nephew of Tyler Child and Jacob Berchtold, and brother of Thayer Wiederhorn and Mason Wiederhorn, none of whom have a material interest in Taylor Wiederhorn’s employment or share a household with him. For fiscal years 2023 and 2024 he received an annual base salary of $550,000, and a bonus of $1,100,000 for fiscal 2023. During those periods he also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 66,667 shares of the Company’s Class A common stock granted in previous years.

Mason Wiederhorn serves as Chief Brand Officer and a member of the Board of Directors of the Company. He is the son of Andrew Wiederhorn, grandson of Donald Berchtold, nephew of Tyler Child and Jacob Berchtold, and brother of Thayer Wiederhorn and Taylor Wiederhorn, none of whom have a material interest in Mason Wiederhorn’s employment or share a household with him. For fiscal years 2023 and 2024 he received an annual base salary of $500,000, and a bonus of $1,000,000 for fiscal 2023. During those periods he also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 50,000 shares of the Company’s Class A common stock granted in previous years.

Donald Berchtold serves as Chief Creative Officer and a member of the Board of Directors of the Company. He is the father of director Tyler Child and grandfather of Thayer Wiederhorn, Taylor Wiederhorn and Mason Wiederhorn, none of whom have a material interest in Mr. Berchtold’s employment or share a household with him. For fiscal years 2023 and 2024 he received an annual base salary of $275,000, and a bonus of $75,000 for fiscal 2023. During those periods he also participated in the general welfare and benefit plans of the Company.

    Jacob Berchtold serves as Chief Operating Officer of the Fast Casual Division of the Company, and has been involved in restaurant operations of the Company and its predecessors since 2005. He is the son of Donald Berchtold, brother of Tyler Child and uncle of Thayer Wiederhorn, Taylor Wiederhorn and Mason Wiederhorn, none of whom have a material interest in Jacob Berchtold’s employment or share a household with him. For fiscal years 2023 and 2024 he received an annual base salary of $350,000, and a bonus of $100,000 for fiscal 2023. During those periods he also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 50,000 shares of the Company’s Class A common stock granted in previous years.

Carmen Vidal serves as the Company’s International Legal Counsel and Director of International Franchise Development (Europe/Middle East/North Africa). For fiscal years 2023 and 2024 she received an annual base salary of $182,000 and a bonus of $50,000 for fiscal 2023. During those periods she also participated in the general welfare and benefit plans of the Company and vested in stock options to purchase an aggregate of 16,666 shares of the Company’s Class A common stock granted in previous years.
Director Independence
From the inception of our Company in 2017 until March 2023, a majority of our Board was independent and we had a standalone, fully independent compensation committee, nominating and audit committees. In March 2023, the Board was refreshed and expanded to ten persons, and all four members of the board of managers of our majority stockholder joined the Company's Board of Directors (Andrew Wiederhorn, Mason Wiederhorn, Taylor Wiederhorn, and Thayer Wiederhorn). Since March 2023, the size of our Board was expanded to 14 persons and additional independent directors were appointed.
Currently, eight of our directors are considered independent within the meaning of the applicable rules and regulations of the SEC and the director independence standards of The NASDAQ Stock Market LLC ("NASDAQ") (Ms. Collier, Ms. Child, and Messrs. Allen, Elenowitz, Ellis, Feinstein, Green, and Metz). Mr. Elenowitz currently serves as the lead independent director on the Board of Directors.
Furthermore, the Board has determined that each member of the audit committee is "independent" under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ applicable to the audit committee, as currently in effect.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Effective as of June 27, 2023, the Company engaged Macias, Gini & O'Connell, LLP ("MGO") to serve as the Company’s independent registered public accounting firm for the fiscal years ending December 29, 2024 and December 31, 2023. The decision to engage MGO was also approved by the Audit Committee of the Company’s Board of Directors.
The aggregate accounting fees paid to MGO for the years ended December 29, 2024 and December 31, 2023 are as follows (dollars in thousands):

	December 29, 2024	December 31, 2023
Audit fees	$1,940	$992
Audit related fees	$—	$—
Other fees	$—	$—
Audit Committee Pre-Approval Policies and Procedures. The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that MGO is independent. In addition, the Audit Committee pre-approves all work (and the related estimated fees) that is to be performed by our independent registered public accounting firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements
FAT Brands Inc.
(b)Exhibits – See Exhibit Index immediately following the signatures page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FAT Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FAT Brands Inc. and its subsidiaries (the Company) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements and Schedule II (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Assessment

Critical Audit Matter Description

As discussed in Note 2 of the financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances between annual tests indicate a potential impairment. Goodwill is evaluated for impairment by determining whether the fair values of the Company’s reporting units exceed their carrying values and indefinite-lived intangible assets are evaluated for impairment by determining whether the fair values of such indefinite-lived intangible assets exceed their carrying values. The Company determined that goodwill or the indefinite-lived intangible asset related to certain brands was impaired and the Company recorded a related impairment loss for the year ended December 29, 2024. The determination of the fair value of the reporting units and indefinite-lived intangible assets required significant estimates and assumptions. Minor changes in these assumptions could have a significant impact on either the fair value of the reporting units and indefinite-lived intangible assets, the amount of any goodwill or indefinite-lived intangible asset impairment charge, or both.

We identified the impairment assessment of goodwill and indefinite-lived intangible assets as a critical audit matter. Auditing management’s goodwill and indefinite-lived impairment tests was especially challenging and complex due to the significant estimation underlying the determination of fair values. In particular, the fair value estimates were sensitive to changes in the significant assumptions used under the income and market approaches utilized to determine the fair value of goodwill and the relief from royalty method utilized to determine the fair value of the indefinite-lived intangible asset. Significant assumptions made by management in estimating fair value under the income and market approaches included future trends in sales, the appropriate discount rate, the selection of guideline companies and the valuation multiples applied. Significant assumptions used to determine fair value under the relief of royalty method included future trends in sales, the royalty rate and the appropriate discount rate.

How the Critical Audit Matter Was Addressed in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Understanding the design of certain internal controls related to the Company’s goodwill and indefinite-lived intangible asset impairment process;
•Reviewing management's goodwill and indefinite-lived intangible asset impairment analysis including the determination of fair value of the reporting units and indefinite-lived intangible assets tested;
•Comparing the actual sales to those forecasted by the Company in previous years in order to assess the historical accuracy of management's forecasting;
•Utilizing a valuation professional with specialized skills and knowledge, who assisted in evaluating the valuation methodologies utilized by the Company for goodwill and indefinite-lived intangible assets by comparing the methodologies to those utilized by other companies holding similar assets, and comparing management's assumption inputs to information from external sources and available economic forecasts and data;
•Testing the completeness and accuracy of underlying data used in the models
•Comparing the estimated fair value of the reporting units to the Company's market capitalization and evaluating whether any variances from the projections or changes in market capitalization were indicative of potential impairment;
•Evaluating whether the significant assumptions used in the goodwill and indefinite-lived intangible assets impairment analysis were reasonable by considering the past performance of reporting units and third‑party industry data, and whether such assumptions were consistent with evidence obtained in other areas of the audit; and
•Performing sensitivity analysis over certain significant inputs and assumptions of the Company to assess the impact any changes to those assumptions could have had on the Company’s fair value estimate.

/s/ Macias Gini & O'Connell LLP
We have served as the Company's auditor since 2023.

Irvine, CA
February 28, 2025

FAT BRANDS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 29, 2024	December 31, 2023
Assets
Current assets
Cash	$23,383	$37,044
Restricted cash	25,239	39,271
Accounts receivable, net	19,422	21,146
Inventory	8,420	9,306
Assets classified as held-for-sale	370	3,756
Other current assets	11,200	10,486
Total current assets	88,034	121,009

Non-current restricted cash	18,767	15,588
Operating lease right-of-use assets	198,091	220,035
Goodwill	285,337	305,089
Other intangible assets, net	595,689	620,622
Property and equipment, net	97,390	100,524
Other assets	5,870	5,371
Total assets	$1,289,178	$1,388,238

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$38,725	$21,809
Accrued expenses and other liabilities	68,084	58,903
Deferred income, current portion	2,275	2,490
Accrued advertising	5,307	7,992
Accrued interest payable	24,837	24,961
Dividend payable on preferred shares	1,389	1,325
Liabilities related to assets classified as held- for-sale	393	3,421
Operating lease liability, current portion	16,229	17,254
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	49,241	42,611
Acquisition purchase price payable	—	4,000
Total current liabilities	298,316	276,602

Deferred income, net of current portion	20,347	21,958
Deferred income tax liabilities, net	13,772	18,805
Operating lease liability, net of current portion	200,132	211,744
Long-term debt, net of current portion	1,208,997	1,110,308
Other liabilities	3,326	4,684
Total liabilities	1,744,890	1,644,101

Commitments and contingencies (Note 16)

Stockholders’ deficit
Preferred stock: $0.0001 par value; 15,000,000 shares authorized; 3,591,706 shares issued and outstanding at December 29, 2024 and 3,591,804 shares issued and outstanding at December 31, 2023; liquidation preference $25 per share	40,837	44,103
Class A and Class B common stock and additional paid-in capital as of December 29, 2024: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 17,254,683 shares issued and outstanding (Class A 15,983,878, Class B 1,270,805). Common stock and additional paid-in capital as of December 31, 2023: $0.0001 par value; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 16,900,099 shares issued and outstanding (Class A 15,629,294, Class B 1,270,805)	(37,925)	(31,189)
Accumulated deficit	(458,624)	(268,777)
Total stockholders’ deficit	(455,712)	(255,863)
Total liabilities and stockholders’ deficit	$1,289,178	$1,388,238

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

For the Fiscal Years Ended December 29, 2024 and December 31, 2023

	2024	2023
Revenue
Royalties	$90,035	$94,036
Restaurant sales	413,480	299,029
Advertising fees	39,473	39,490
Factory revenues	37,949	37,983
Franchise fees	6,487	4,979
Other revenue	5,228	4,940
Total revenue	592,652	480,457

Costs and expenses
General and administrative expense	128,564	93,117
Cost of restaurant and factory revenues	393,131	282,887
Depreciation and amortization	41,528	31,131
Impairment of goodwill and other intangible assets	30,600	500
Refranchising loss	1,949	2,873
Advertising fees	49,100	47,619
Total costs and expenses	644,872	458,127

(Loss) income from operations	(52,220)	22,330

Other (expense) income, net
Interest expense	(120,580)	(99,342)
Interest expense related to preferred shares	(17,670)	(18,189)
Net loss on extinguishment of debt	(1,798)	(2,397)
Other (expense) income, net	(332)	1,233
Total other expense, net	(140,380)	(118,695)

Loss before income tax benefit	(192,600)	(96,365)

Income tax benefit	(2,753)	(6,255)

Net loss	$(189,847)	$(90,110)

Net loss	$(189,847)	$(90,110)
Dividends on preferred shares	(7,779)	(7,007)
	$(197,626)	$(97,117)

Basic and diluted loss per common share	$(11.60)	$(5.85)
Basic and diluted weighted average shares outstanding	17,041,888	16,599,015
Cash dividends declared per common share	$0.56	$0.56
The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

For the Fiscal Year Ended December 29, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at December 31, 2023	15,629,294	1,270,805	$2	$—	$(31,191)	$(31,189)	3,591,804	$—	$44,103	$44,103	$(268,777)	$(255,863)
Net loss	—	—	—	—	—	—	—	—	—	—	(189,847)	(189,847)
Issuance of common and preferred stock	354,584	—	—	—	483	483	359,902	—	4,513	4,513	—	4,996
Share-based compensation	—	—	—	—	2,330	2,330	—	—	—	—	—	2,330
Dividends paid on common stock	—	—	—	—	(9,549)	(9,549)	—	—	—	—	—	(9,549)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(7,779)	(7,779)	—	(7,779)
Balance at December 29, 2024	15,983,878	1,270,805	$2	$—	$(37,927)	$(37,925)	3,951,706	$—	$40,837	$40,837	$(458,624)	$(455,712)

For the Fiscal Year Ended December 31, 2023

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Total
Balance at December 25, 2022	15,300,870	1,270,805	$2	$—	$(26,017)	$(26,015)	3,252,154	$—	$45,504	$45,504	$(178,667)	$(159,178)
Net loss	—	—	—	—	—	—	—	—	—	—	(90,110)	(90,110)
Issuance of common stock and preferred stock	328,424	—	—	—	551	551	339,650	—	5,606	5,606	—	6,157
Share-based compensation	—	—	—	—	3,615	3,615	—	—	—	—	—	3,615
Dividends paid on common stock	—	—	—	—	(9,340)	(9,340)	—	—	—	—	—	(9,340)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(7,007)	(7,007)	—	(7,007)
Balance at December 31, 2023	15,629,294	1,270,805	$2	$—	$(31,191)	$(31,189)	3,591,804	$—	$44,103	$44,103	$(268,777)	$(255,863)

The accompanying notes are an integral part of these audited consolidated financial statements.

FAT BRANDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Fiscal Years Ended December 29, 2024 and December 31, 2023

	2024	2023
Cash flows from operating activities
Net loss	$(189,847)	$(90,110)
Adjustments to reconcile net loss to net cash used in operations:
Deferred income taxes	(5,032)	(8,376)
Net loss on extinguishment of debt	1,798	2,397
Depreciation and amortization	41,528	31,131
Share-based compensation	2,330	3,615
Change in operating right-of-use assets	8,781	55
Accretion of loan fees and interest	22,647	13,538
Impairment of goodwill and other intangible assets	30,600	500
Provision (recovery) for bad debts	1,029	(9,827)
Loss on disposal of PP&E	418	—

Change in:
Accounts receivable	696	12,571
Inventory	886	(2,381)
Other current and noncurrent assets	(1,547)	(6,129)
Accounts payable	16,916	3,481
Accrued expense and other liabilities	9,171	6,101
Deferred income	(1,826)	732
Accrued advertising	(2,685)	(6,828)
Accrued interest payable	8,785	11,720
Dividend payable on preferred shares	63	(142)
Other current and noncurrent liabilities	(957)	2,344
Total adjustments	133,601	54,502
Net cash used in operating activities	(56,246)	(35,608)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(38,597)
Acquisition of intangible assets	—	(2,607)
Payments received on notes receivable	334	295
Purchases of property and equipment	(22,801)	(18,896)
Payment of acquisition purchase price payable	(4,000)	—
Net cash used in investing activities	(26,467)	(59,805)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	530,864	183,112
Repayments of borrowings	(460,333)	(54,369)
Proceeds from issuance of common and preferred shares	4,996	6,157
Dividends paid on common shares	(9,549)	(9,340)
Dividends paid on preferred shares	(7,779)	(7,007)
Net cash provided by financing activities	58,199	118,553

Net increase (decrease) in cash and restricted cash	(24,514)	23,140
Cash and restricted cash at beginning of the period	91,903	68,763
Cash and restricted cash at end of the period	$67,389	$91,903

Supplemental disclosures of cash flow information:
Cash paid for interest	$119,674	$109,388
Cash paid for income taxes	$1,885	$1,752
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
As of December 29, 2024, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of December 29, 2024, the Company had approximately 2,300 locations open and under construction, of which approximately 92% were franchised.
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
Liquidity
The Company recognized loss from operations of $52.2 million during fiscal year 2024 and income from operations of $22.3 million during fiscal year 2023. The Company has a history of net losses and an accumulated deficit of $458.6 million as of December 29, 2024. Additionally, as of December 29, 2024, the Company had negative working capital of $210.3 million. Of this amount, $91.8 million represents the current portion of redeemable preferred stock as discussed in Note 12. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $23.4 million of unrestricted cash as of December 29, 2024 and plans on the combination of cash flows from operations, cash on hand, $100.6 million of issued but not sold aggregate principal amount of fixed rate secured notes and $64.2 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 10) to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation – The accompanying audited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our revenues are derived primarily from two sales channels, franchised restaurants and company-owned locations, which we operate as one reportable segment. (See Note 18)
The accompanying audited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature.
Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with the industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years, as was the case in fiscal year 2023. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Fiscal year 2024 was a 52-week year and 2023 was a 53-week year.
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
Credit and depository risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Management evaluates each of its franchisee’s financial condition prior to entry into a franchise or other agreement, as well as periodically through the term of the agreement, and believes that it has adequately provided for any exposure to potential credit losses. As of December 29, 2024 and December 31, 2023, accounts receivable, net of allowance for doubtful accounts, totaled $19.4 million and $21.1 million, respectively, with no franchisee representing more than 10% of that amount.
Restricted cash – The Company has restricted cash consisting of funds required to be held in trust in connection with its securitized debt. The current portion of restricted cash was $25.2 million and $39.3 million as of December 29, 2024 and December 31, 2023, respectively. Noncurrent restricted cash of $18.8 million and $15.6 million as of December 29, 2024 and December 31, 2023, respectively, represents interest reserves required to be set aside for the duration of the securitized debt.
Accounts receivable – Accounts receivable are recorded at the invoiced amount and are stated net of an allowance for doubtful accounts on the Consolidated Balance sheets. Accounts receivable net of allowance for doubtful accounts as of December 25, 2022 was $23.9 million. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is based on historical collection data and current franchisee information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 29, 2024 and December 31, 2023 accounts receivable was stated net of an allowance for doubtful accounts of $3.9 million and $3.7 million, respectively.
Employee Retention Tax Credits - On March 27, 2020, the U.S. government enacted the Coronavirus Aid Relief and Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC"). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). During 2024, the Company received and recognized $3.6 million of ERCs recorded in "General and administrative expense" in the Consolidated Statements of operations.
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
Goodwill and other intangible assets – Intangible assets are stated at the estimated fair value at the date of acquisition and include goodwill, trademarks, and franchise agreements. Goodwill and other intangible assets with indefinite lives, such as trademarks, are not amortized but are reviewed for impairment annually or more frequently if indicators arise. All other intangible assets are amortized over their estimated weighted average useful lives, which range from 2.2 years to 15.4 years. Management assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.
Property and Equipment, net - Property and Equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives of our property and equipment typically range from 3 to 7 years. Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings. On an annual basis the Company assesses its property and equipment for impairment.
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
Earnings per share – The Company reports basic earnings or loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities during the reporting period. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of the inclusion of all potentially dilutive securities would be anti-dilutive. As of December 29, 2024, and December 31, 2023, there were no potentially dilutive securities considered in the calculation of diluted loss per common share due to net losses for each period.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. The Company adopted ASU No. 2023-07 for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all periods presented in the consolidated financial statements. See Note 18 for more details on the Company’s segment information.
Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement —Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued update 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendments require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting within annual reporting periods beginning after December 15, 2027. The Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that all entities disclose on an annual basis the income taxes paid disaggregated by jurisdiction. The amendments eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company plans to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of this standard will impact certain of our income tax disclosures.
NOTE 3. MERGERS AND ACQUISITIONS
Acquisition of Barbeque Integrated, Inc.
On September 25, 2023, the Company completed the acquisition of Barbeque Integrated, Inc. from Barbeque Holding LLC. Barbeque Integrated, Inc. is the operator of a chain of barbeque restaurants located in the Eastern and Midwest United States branded as Smokey Bones. The net purchase price was $31.3 million after final working capital adjustments.
The assessment of the fair value of the net assets and liabilities acquired by the Company through the transaction was estimated at $31.3 million. The allocation of the consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

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
Pro Forma Information

The table below presents the combined pro forma revenue and net loss of the Company and Barbeque Integrated, Inc. for the year ended December 31, 2023, assuming the acquisition had occurred on December 27, 2021 (the beginning of the Company’s 2022 fiscal year) (in millions). Actual consolidated results are presented in the pro forma information for any period in which Barbeque Integrated, Inc. was actually a consolidated subsidiary of the Company. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition of Barbeque Integrated, Inc. occurred on this date nor does it purport to predict the results of operations for future periods.

Years Ended
December 31, 2023
Revenue	$610.1
Net loss	$(93.8)

NOTE 4. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, make opportunistic acquisitions of operating restaurants in order to convert them to franchise locations or acquire existing franchise locations to resell to another franchisee across all of its brands.
The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held- for-sale, and have been classified accordingly on the accompanying consolidated balance sheets as of December 29, 2024 and December 31, 2023 (in millions):

	December 29, 2024	December 31, 2023

Property, plant and equipment	$—	$0.7
Operating lease right-of-use assets	0.4	3.1
Total	$0.4	$3.8
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $0.4 million and $3.4 million, have been classified as current liabilities on the accompanying consolidated balance sheets as of December 29, 2024 and December 31, 2023, respectively.
The following table highlights the operating results of the Company’s refranchising program during 2024 and 2023 (in millions):

	Twelve Months Ended
	December 29, 2024	December 31, 2023
Restaurant costs and expenses, net of revenue	$0.9	3.0
Loss (gains) on store sales or closures	1.0	(0.1)
Refranchising loss	$1.9	$2.9
NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists primarily of real estate (including land, buildings and tenant improvements) and equipment.
As of December 29, 2024 and December 31, 2023, the Company's gross carrying value of property and equipment and accumulated depreciation balances were (in millions):

	Total
	2024	2023
Real estate	$89.6	$83.5
Equipment	57.3	44.9
Total property and equipment, gross	146.9	128.4
Less: accumulated depreciation	(49.5)	(27.9)
Total property and equipment, net	$97.4	$100.5
Depreciation expense for the fiscal years ended December 29, 2024 and December 31, 2023 was $23.6 million and $15.8 million, respectively.
On an annual basis the Company assesses its property and equipment for impairment. The Company recognized $1.9 million impairment expense for the fiscal year ended December 29, 2024. For the fiscal year ended December 31, 2023, the company recognized impairment expense of $0.5 million. The impairment expenses is included in General and administrative expense on the Consolidated Statements of Operations.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings. Loss on disposals during the fiscal year ended December 29, 2024 and December 31, 2023 was $0.4 million and $0, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The following table reflects the changes in carrying amounts of goodwill for the fiscal years ended December 29, 2024 and December 31, 2023 (in millions):

	December 29, 2024	December 31, 2023
Gross goodwill:
Balance, beginning of year	$306.8	$295.0
Acquired	—	11.8
Balance, end of year	306.8	306.8

Accumulated impairment:
Balance, beginning of year	(1.7)	(1.7)
Impairment	(19.8)	—
Balance, end of year	(21.5)	(1.7)

Net carrying value	$285.3	$305.1
When considering the available facts, assessments and judgments, the Company recorded $19.8 million and $0 of goodwill impairment charges for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
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
Changes in Carrying Value of Other Intangible Assets
The changes in carrying value of other intangible assets for the fiscal years ended December 29, 2024 and December 31, 2023 are as follows (in millions):

	Amortizing		Non-Amortizing		Total
	2024	2023	2024	2023	2024	2023
Balance, beginning of year	$157.9	$162.1	$462.7	$463.2	$620.6	$625.3
Impairment	—	—	(9.0)	(0.5)	(9.0)	(0.5)
Amortization expense	(15.9)	(15.3)	—	—	(15.9)	(15.3)
Acquisitions	—	9.1	—	—	—	9.1
Adjustment to preliminary purchase price allocation	—	2.0	—	—	—	2.0
Balance, end of year	$142.0	$157.9	$453.7	$462.7	$595.7	$620.6

Gross Carrying Value and Accumulated Amortization of Other Intangible Assets
The carrying value of amortizing other intangible assets is as follows as of December 29, 2024 and December 31, 2023 (in millions):

	December 29, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$118.3	$(34.2)	$84.1	$109.5	$(24.2)	$85.3
Customer relationships	73.9	(19.6)	54.3	73.9	(13.7)	60.2
Other	4.1	(0.5)	3.6	12.9	(0.5)	12.4
Balance, end of year	$196.3	$(54.3)	$142.0	$196.3	$(38.4)	$157.9
When considering the available facts, assessments and judgments, including increased interest rates, the Company recorded impairment of trademarks in the amount of $9.0 million and $0.5 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
Amortization expense for the fiscal years ended December 29, 2024 and December 31, 2023 was $15.9 million and $15.3 million, respectively.
The expected future amortization of the Company’s amortizable intangible assets is as follows (in millions):

Fiscal year:
2025	$15.6
2026	15.6
2027	15.6
2028	15.9
2029	15.0
Thereafter	64.3
Total	$142.0

NOTE 7. DEFERRED INCOME
Deferred income is as follows (in millions):

	December 29, 2024	December 31, 2023
Deferred franchise fees	$22.6	24.3
Deferred vendor incentives	—	0.1
Total	$22.6	$24.4

NOTE 8. INCOME TAXES
Components of the income tax benefit, net are as follows (in millions):

	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Current
Federal	$—	$—
State	0.7	0.8
Foreign	1.6	1.3
	2.3	2.1
Deferred
Federal	(5.2)	(6.3)
State	0.1	(2.1)
	(5.1)	(8.4)
Total income tax benefit	$(2.8)	$(6.3)
Income tax benefit related to continuing operations differ from the amounts computed by applying the statutory income tax rate to pretax income as follows (in millions):

	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Tax benefit at statutory rate	$(40.5)	$(20.3)
State and local income taxes	0.6	(1.5)
State and federal valuation allowances	35.9	17.1
162(m) limitation	1.5	1.1
Foreign taxes	1.6	1.3
Tax credits	(8.6)	(9.0)
Nondeductible interest expense	5.1	1.7
Other	1.6	3.3
Total income tax benefit	$(2.8)	$(6.3)
As of December 29, 2024, the Company’s subsidiaries’ annual tax filings for the prior three years are open for audit by Federal and for the prior four years for state tax agencies. The Company is the beneficiary of indemnification agreements from the prior owners of the subsidiaries for tax liabilities related to periods prior to its ownership of the subsidiaries. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 29, 2024.
Deferred taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for calculating taxes payable. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 29, 2024	December 31, 2023
Deferred tax assets (liabilities), net
Net federal and state operating loss carryforwards	$42.0	$38.0
Deferred revenue	6.0	5.3
Intangibles	(90.6)	(90.0)
Reserves and accruals	14.3	10.0
Interest expense carryforward	93.0	68.1
Tax credits	37.6	28.3
Share-based compensation	1.3	1.3
Fixed assets	(3.0)	(6.9)
Operating lease right-of-use assets	(55.4)	(55.6)
Operating lease liabilities	57.7	57.9
Valuation allowance	(118.5)	(77.4)
Other	1.8	2.2
Total	$(13.8)	$(18.8)
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than fifty percent) that some portion or all of the deferred tax assets will not be realized. As of December 29, 2024 and December 31, 2023, the Company recorded a valuation allowance against its deferred tax assets in the amount of $118.5 million and $77.4 million, respectively, as it is determined that these amounts would not likely be realized. Realization of our deferred tax assets is dependent upon future earnings, the timing and amount of which, if any, are uncertain. The valuation allowance increased by $41.0 million and $36.8 million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
The Company had federal net operating loss carryforwards (“NOLs”) of approximately $155.6 million and $139.5 million as of December 29, 2024 and December 31, 2023, respectively. The Company’s State NOLs were approximately $157.3 million and $126.3 million as of December 29, 2024 and December 31, 2023, respectively. The NOLs begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company also had certain federal tax credits totaling approximately $37.6 million and $28.3 million as of December 29, 2024 and December 31, 2023 respectively. The credits will began to expire in 2024.
Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and certain other deductions and credits which are available to the Company. The portion of the NOLs and other tax benefits accumulated by Johnny Rockets, GFG, Fazoli's and Barbecue Integrated, Inc. prior to the Acquisition are subject to this annual limitation.
NOTE 9. LEASES
As of December 29, 2024, the Company has recorded 194 operating leases for corporate offices and for certain owned restaurant properties, some of which are in the process of being refranchised. The leases have remaining terms ranging from less than 1 year to 25.8 years. The Company recognized lease expense of $31.5 million and $22.2 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively. The weighted average remaining lease term of the operating leases as of December 29, 2024 was 15.5 years.

Operating lease right-of-use assets and operating lease liabilities are as follows (in millions):

	December 29, 2024	December 31, 2023

Operating lease right-of-use assets	$198.1	$220.0
Right of use assets classified as held-for-sale	0.4	3.1
Total right-of-use assets	$198.5	$223.1

Operating lease liabilities	$216.4	$229.0
Lease liabilities related to assets held-for-sale	0.4	3.4
Total operating lease liabilities	$216.8	$232.4
The operating lease right-of-use assets and operating lease liabilities include obligations relating to the optional term extensions available on certain restaurant leases based on management’s intention to exercise the options. The weighted average discount rate used to calculate the carrying value of the right-of-use assets and lease liabilities was 9.0% which is based on the Company’s incremental borrowing rate at the time the lease is acquired.
The contractual future maturities of the Company’s operating lease liabilities as of December 29, 2024, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
2025	$30.9
2026	28.8
2027	28.3
2028	26.3
2029	25.5
Thereafter	295.7
Total lease payments	435.5
Less imputed interest	219.1
Total	$216.4
Supplemental cash flow information for the fiscal years ended December 29, 2024 and December 31, 2023 related to leases is as follows (in millions):

	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$29.8	$19.8
Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$7.8	$8.5

NOTE 10. DEBT

Long-term debt consisted of the following (in millions):

	December 29, 2024					December 31, 2023
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$136.3	$134.4	$135.9
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	269.8	265.2	267.7
Twin Peaks Securitization	10/25/2054	10/25/2027	7.00%	281.4	277.5	193.7
Fazoli's/Native Securitization	7/25/2051	1/25/2025	6.00%	125.5	125.4	126.0
FB Resid Securitization	7/25/2027		10.00%	53.9	53.8	52.7
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	45.4	42.7	42.1
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	101.7	98.9	95.9
Twin Peaks Securitization	10/25/2054	10/25/2027	9.00%	57.6	53.7	48.6
Fazoli's/Native Securitization	7/25/2051	1/25/2025	7.00%	24.4	24.2	17.4
FB Resid Securitization	7/25/2027		10.00%	56.0	55.9	52.7
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	15.7	15.5	18.6
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	55.6	49.2	43.4
Twin Peaks Securitization	10/25/2054	10/25/2027	10.00%	46.9	45.6	29.4
Fazoli's/Native Securitization	7/25/2051	1/25/2025	9.00%	—	—	20.7
Total Securitized Debt				1,270.2	1,242.0	1,144.8
Elevation Note	7/19/2026	N/A	6.00%	2.0	2.0	3.0
Twin Peaks Equipment Notes	5/5/2027 to 7/31/2028	N/A	7.99% to 11.50%	4.7	4.7	1.9
Twin Peaks Construction Loan III	12/28/2024	N/A	Prime + 1%	—	—	2.2
Twin Peaks Construction Loan IV	10/1/2025	N/A	12.50%	3.2	3.2	—
Twin Peaks Promissory Note	10/4/2024	N/A	5.30%	—	—	1.0
FAT Brands GFG Royalty I, LLC Promissory Note	7/25/2026	N/A	16.90% to 18.65%	6.4	6.3	—
Total debt				$1,286.5	1,258.2	1,152.9
Current portion of long-term debt					(49.2)	(42.6)
Long-term debt					$1,209.0	$1,110.3
Terms of Outstanding Debt
FB Royalty Securitization
On April 26, 2021, FAT Brands Royalty I, LLC (“FB Royalty”), a special purpose, wholly-owned subsidiary of FAT Brands, completed the Offering of three tranches of fixed rate senior secured notes. Net proceeds totaled $140.8 million, which consisted of the combined face amount of $144.5 million, net of debt offering costs of $3.0 million and original issue discount of $0.7 million. A portion of the proceeds was used to repay and retire notes issued in 2022 under the Base Indenture (the "2020 Securitization Notes"). The payoff amount totaled $83.7 million, which included principal of $80.0 million, accrued interest of $2.2 million and prepayment premiums of $1.5 million. The Company recognized a loss on extinguishment of debt of $7.8 million in connection with the refinance as well as interest expense on the 2020 Securitization Notes in the amount of $2.6 million for the year ended December 26, 2021.
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
Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. On July 13, 2023, pursuant to the Exchange Agreement, the Twin Peaks sellers exercised their put option. During the first quarter of 2024, the Company paid $1.0 million to settle the 10% per annum interest in perpetuity and to settle the put option. As a result, as of December 29, 2024, the outstanding principal balance owned by the Twin Peaks sellers is no longer subject to the put option.
As of December 29, 2024, the carrying value of the FB Royalty Securitization Notes was $211.8 million (net of debt offering costs of $2.5 million and original issue discount of $5.8 million). The Company recognized interest expense on the FB Royalty Securitization Notes of $15.4 million for the year ended December 29, 2024, respectively, which includes $1.7 million for amortization of debt offering costs, and $0.7 million for amortization of the original issue discount. The average annualized effective interest rate of the FB Royalty Securitization Notes, including the amortization of debt offering costs and original issue discount, was 8.4% for the time the debt was outstanding during the year ended December 29, 2024.
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
As of December 29, 2024, the carrying value of the GFG Securitization Notes was $443.6 million (net of debt offering costs of $4.7 million and original issue discount of $5.9 million). The Company recognized interest expense on the GFG Securitization Notes of $35.8 million for fiscal year ended December 29, 2024, which includes $1.3 million for amortization of debt offering costs and $4.1 million for amortization of the original issue discount. The average annualized effective interest rate of the GFG Securitization Notes, including the amortization of debt offering costs and original issue discount, was 9.6% during the fiscal year ended December 29, 2024.
The GFG Securitization Notes are generally secured by a security interest in substantially all the assets of GFG Royalty and its subsidiaries.
Twin Peaks Securitization
In connection with the acquisition of Twin Peaks, on October 1, 2021, the Company completed the issuance and sale in a private offering through its special purpose, wholly-owned subsidiary, Twin Hospitality I, LLC (formerly Fat Brands Twin Peaks I, LLC), three tranches of fixed rate notes for an aggregate principal amount of $250.0 million, collectively the "Prior Securitization notes". The net proceeds from the sale of the Notes were used by the Company to finance the cash portion of the purchase price for the acquisition of Twin Peaks Buyer, LLC and its direct and indirect subsidiaries. Net proceeds totaled $236.9 million, which consisted of the combined face amount of $250.0 million, net of debt offering costs of $5.6 million and original issue discount of $7.5 million. Substantially all of the proceeds were used to acquire Twin Peaks. Immediately following the closing of the acquisition of Twin Peaks, the Company contributed the franchising subsidiaries of Twin Peaks to Twin Hospitality I, LLC, pursuant to a Contribution Agreement.
On September 8, 2023, Twin Hospitality I, LLC issued an additional $98.0 million aggregate principal amount of two tranches of fixed rate secured notes to FAT Brands Inc., pending sale to third party investors. Of the $98.0 million aggregate principal amount, $48.0 million was sold privately during the third quarter of 2023 resulting in net proceeds of $45.2 million. A portion of the proceeds was used to purchase $14.9 million aggregate principal amount of outstanding Securitization Notes, which will be held pending re-sale to third party investors. In connection with the bonds repurchased, the Company recognized a $2.7 million net loss on extinguishment of debt. The remaining $50.0 million in aggregate principal of notes issued by Twin Hospitality I, LLC was issued to a wholly-owned subsidiary of FAT Brands, Inc., pending sale to third party investors.
On March 20, 2024, Twin Hospitality I, LLC issued an additional $50.0 million aggregate principal amount of one tranche of fixed rate secured notes to FAT Brands Inc., pending sale to third party investors. Of the $50.0 million aggregate principal amount, $38.8 million was sold privately during the first quarter of 2024 resulting in net proceeds of $36.4 million. A portion of the proceeds was used to purchase $7.4 million aggregate principal amount of outstanding Securitization Notes, which will be held pending re-sale to third party investors. In connection with the bonds repurchased, the Company recognized a $0.4 million net gain on extinguishment of debt. During the second quarter of 2024, the remaining $11.2 million in aggregate principal of notes was sold privately to a third party investor resulting in net proceeds of $10.7 million.
On November 21, 2024, Twin Hospitality I, LLC completed the issuance and sale in a private offering the following four tranches of fixed rate secured notes: (i) $12.0 million aggregate principal amount of 9.00% Fixed Rate Super Senior Notes, Class A-2-I, (ii) $269.3 million aggregate principal amount of 9.00% Fixed Rate Senior Notes, Class A-2-II, (iii) $57.6 million aggregate principal amount of 10.00% Fixed Rate Senior Subordinated Secured Notes, Class B-2 and (iv) $77.7 million aggregate principal amount of 11.00% Fixed Rate Subordinated Secured Notes, Class M-2, collectively the "Twin Securitization Notes."
Net Proceeds from the issuance and sale of the Twin Securitization notes were $407.5 million, which consisted of the aggregate principal amount of $416.7 million, net of aggregate original issue discounts $3.2 million and debt offering costs of $6.0 million. The net proceeds from the sale of the Twin Securitization Notes was used to redeem all of the Prior Securitization Notes, which included principal of $388.8 million and accrued interest of $2.3 million, with the remainder to be used for working capital and general corporate purposes. The Company recognized a loss on extinguishment of debt of $2.4 million.
As of December 29, 2024, the carrying value of the Twin Peaks Securitization Notes was $407.5 million (net of debt offering costs of $6.0 million and original issue discount of $3.2 million). The Company recognized interest expense on the Twin Peaks Securitization Notes of $33.7 million for year ended December 29, 2024, which includes $9.5 million for amortization of debt offering costs and $2.3 million for amortization of the original issue discount. The effective interest rate of the Twin Peaks Securitization Notes, including the amortization of debt offering costs and original issue discount, was 12.2% during the year ended December 29, 2024.
The Prior Twin Peaks Securitization Notes and the Twin Peaks Securitization Notes are generally secured by a security interest in substantially all the assets of Twin Hospitality I, LLC and its subsidiaries.
Terms and Debt Covenant Compliance
The Twin Securitization Notes require that the principal (if any) and interest obligations be segregated to ensure appropriate funds are reserved to pay the quarterly principal and interest amounts due. The amount of monthly cash flow that exceeds the required monthly interest reserve is generally remitted to the Company. Interest payments are required to be made on a quarterly basis. The legal final maturity date of the Twin Securitization Notes is October 26, 2054; however, it is currently anticipated that, unless earlier prepaid to the extent permitted under the Base Indenture, the Twin Securitization Notes will be repaid on October 25, 2027 (which we refer to as the "Anticipated Repayment Date"). If the Twin Securitization Notes are not repaid or refinanced by the Anticipated Repayment Date, additional interest will accrue on the then outstanding balance of each class of the Twin Securitization Notes at a rate of 5.0% per annum. Each class of the Twin Securitization Notes may be prepaid in whole or in part on any business day; provided that optional prepayment made after the Anticipated Repayment Date must be applied first to Class A-2-I, second to Class A-2-II, third to Class B-2 and fourth to Class M-2 of the Twin Securitization Notes.
Additionally, pursuant to the Base Indenture, upon each "Qualified Equity Offering" (as defined in the Base Indenture), which is a public or private offering by Twin Hospitality Group Inc. of our common equity securities for cash, subject to certain limited exceptions, Twin Hospitality Group Inc. is required to deposit 75% of the net proceeds from such offering into a segregated, non-interest bearing trust account to be used towards the repayment of the Twin Securitization Notes, until an aggregate of $75.0 million has been repaid in that manner. If the amount of net proceeds from our Qualified Equity Offerings used for repayment of the Twin Securitization Notes is not at least $25.0 million on or prior to each of April 25, 2025, July 25, 2025 and October 27, 2025, or is not at least $75.0 million on or prior to January 26, 2026, then under any such circumstance, a Cash Flow Sweeping Event (as defined in the Base Indenture) would occur, whereupon certain excess cash flows from our operations will be used to make additional principal payments, on a pro rata basis, on the three most senior classes of the Twin Securitization Notes.
The material terms of the Twin Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) interest-only debt service coverage ratio and (iii) senior leverage ratio. As of December 29, 2024, the Company was in compliance with these covenants.
In connection with the issuance and sale of the Twin Securitization Notes, we entered into a letter agreement, pursuant to which our subsidiary Twin Hospitality Group Inc. agreed to issue to the investors in the Twin Securitization Notes warrants (which we refer to as the "Noteholders' Warrants") exercisable for the aggregate number of shares of the subsidiary's Class A Common Stock equal to 5.0% of the number of issued and outstanding shares of the subsidiary's Class A Common Stock at the time of the Spin-Off, which occurred on January 29, 2025 (See Note 19, Subsequent Events). The Noteholders' Warrants will be exercisable during the period commencing on October 25, 2025 and ending on the five-year anniversary of the date of issuance, at an exercise price of $0.01 per share. Under the letter agreement, we also agreed not to pay a dividend on our common stock until at least $25,000,000 in proceeds from Qualified Equity Offerings (as defined in the Base Indenture) have been used to prepay the Twin Securitization Notes.
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
As of December 29, 2024, the carrying value of the Fazoli's-Native Securitization Notes was $188.6 million (net of debt offering costs of $2.5 million and original issue discount of $6.0 million). The Company recognized interest expense on the Fazoli's-Native Securitization Notes of $14.8 million for the fiscal year ended December 29, 2024, which includes $1.2 million for amortization of debt offering costs and $3.0 million for amortization of the original issue discount. The effective interest rate of the Fazoli's-Native Securitization Notes, including the amortization of debt offering costs and original issue discount, was 10.1% during the year ended December 29, 2024.
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
On November 21, 2024, the Company modified the terms of the outstanding notes issued by FB Resid pursuant to an Omnibus Amendment executed with the noteholders as well as with the Company’s other whole business securitization subsidiaries, FAT Brands Royalty I, LLC, FAT Brands GFG Royalty I, LLC, Twin Hospitality I, LLC (f/k/a FAT Brands Twin Peaks I, LLC) and FAT Brands Fazoli’s Native I, LLC (the “Existing Issuers”). The Omnibus Amendment amended the treatment of “Excess Amounts” under the Company’s current securitization transactions, other than Twin Hospitality I, LLC, upon (i) the occurrence of an Event of Default under the FB Resid Indenture or (ii) if the Controlling Class Representative (currently 3|5|2 Capital ABS Master Fund LP) has notified the FB Resid Trustee that certain Excess Amounts are required to satisfy clauses (i) through (xiii) of the Priority of Payments on the next applicable Monthly Allocation Date under the FB Resid Indenture. In such event, all such Excess Amounts must be deposited into a segregated account to be included in Retained Collections and deposited in the Collection Account under the FB Resid Indenture for application in accordance with the waterfall of payments under Section 5.10 of the FB Resid Indenture. The Omnibus Amendment also amended the FB Resid Indenture to provide that with respect to (i) any Mandatory Prepayment Amount and/or (ii) from and after the occurrence of any Event of Default (as such terms are defined in the FB Resid Indenture), payments of interest and principal with respect to the Class A-1 Notes and the Class A-2 Notes shall be made in accordance with the Applicable Class A Payment Priority (defined in the Omnibus Amendment), and no amounts may be paid on the Class A-1B Notes or Class A-2B Notes until amounts then due and owing to the Class A-1A Notes and the Class A-2A Notes shall have been paid in full in cash.
In addition, under the Omnibus Amendment, the Company and FB Resid agreed not to permit (i) any equity interests of any Existing Issuer to be sold, transferred or disposed, other than the transactions contemplated by the Twin Peaks Listing Event, or (ii) any Specified Additional Issuance (as defined in the FB Resid Indenture). In addition, the Omnibus Amendment added a new Event of Default under the FB Resid Indenture if the Issuer should fail, by July 31, 2026, to have prepaid or purchased at least $20,000,000 of Class A-1A Notes and Class A-2A Notes held by the Controlling Class Representative or its managed funds. Also under the Omnibus Amendment, the Company agreed not to sell or otherwise dispose of any of its equity interests of Twin Hospitality until Twin Hospitality has used at least $75,000,000 of aggregate Qualified Equity Offering Proceeds or other proceeds to prepay the new Notes issued under the TWNP Indenture. The Company also agreed not to declare or pay any dividend or distribution in the form of equity interests in Twin Hospitality (i) until the third anniversary of the Closing Date (ii)

or if any Potential Rapid Amortization Event, Rapid Amortization Event, Default or Event of Default has occurred or would result therefrom under the indentures of any Existing Issuer.
On November 21, 2024, the Company also entered into a Pledge and Security Agreement (the “Pledge Agreement”) and Securities Account Control Agreement (the “Control Agreement”) with UMB Bank, N.A., as trustee under the FB Resid Indenture and as securities intermediary (in such capacities, the “Pledge Trustee”). Under the Pledge Agreement, the Company pledged all of its shares of Class A Common Stock of Twin Hospitality (other than shares distributed to its shareholders at the time of the Twin Peaks Listing Event) (the “Pledged Shares”) along with all proceeds of the Pledged Shares for the payment and performance of all obligations of FB Resid under the FB Resid Indenture. The Company agreed that the “Applicable Percentage” (a formula that is defined in the Pledge Agreement) of any (i) proceeds of the sale or other disposal of Pledged Shares, (ii) dividend, distribution, rights, warrants or other consideration with respect to the Pledged Shares, and (iii) proceeds of any loan secured by the Pledged Shares (collectively, the “Proceeds”), will be applied to purchase first the Class A-2A Notes, and then the Class A-1A Notes, issued under the FB Resid Indenture at par plus any accrued and unpaid interest thereon and interest paid in kind. The Company also agreed that, if Twin Hospitality has not raised at least $25,000,000 in Qualified Equity Proceeds and is sold, then so long as either (i) the Issuer has repaid its debt in full under the TWNP Indenture or (ii) the Issuer’s noteholders have otherwise waived such payment and approved the sale in writing, then 50% of the Proceeds from the sale of Twin Hospitality will be applied to purchase first the Class A-2A Notes, and then the Class A-1A Notes, issued under the FB Resid Indenture at par plus any accrued and unpaid interest thereon and interest paid in kind. Also under the Pledge Agreement, upon the occurrence and during the continuance of an Event of Default and following the Grace Period, if applicable, under the FB Resid Indenture, all rights of the Company to vote or give consent with respect to the Pledged Shares shall be vested in the Pledge Trustee. Under the Control Agreement, the Company agreed to deposit all of the Pledged Shares at the time of the Twin Peaks Listing Event into a controlled account maintained by the Pledge Trustee, and the Pledge Trustee will distribute Proceeds of the Pledged Shares held in such account according to the Pledge Agreement. The Company will be entitled to enter any market order to sell Pledged Shares in a brokers’ transaction on an approved trading market, and may enter orders to sell Pledged Shares other than on a permitted trading market (i) with the prior written consent of the Pledge Trustee or (ii) in a trade to be executed within 5% of the 5-trading day volume weighted average price and with a value of at least $15,000,000. Upon an Event of Default under the FB Resid Indenture, the Controlling Class Representative will be entitled to exercise sole control of the Pledged Shares and direct sales or other dispositions of the Pledged Shares held in the controlled account.
Retained Notes
During 2024, the Company repurchased certain of its securitized notes to be held for resale to third party investors and sold certain of its securitized notes previously repurchased or issued and not sold (collectively, the "Retained Notes"). During 2024, cash proceeds from the sale of Retained Notes and cash used to repurchase Retained Notes was $108.2 million and $36.4 million including accrued interest, respectively. The $108.2 million includes the sale of $30.9 million aggregate principal Twin Peaks Securitization notes issued in 2024 in addition to securitization notes previously held in wholly-owned subsidiaries of Fat Brands Inc. As of December 29, 2024, the Company held $164.8 million of Retained Notes, which have been eliminated in consolidation.
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
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio, and (iii) senior leverage ratio. As of December 29, 2024, the Company was in compliance with these covenants.
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
As of December 29, 2024, the carrying value of the Elevation Note was $2.0 million which is net of the loan discount of $0.4 million and debt offering costs of $35,329. In June 2022, pursuant to the claw-back provision of the purchase agreement, the balance of the Elevation Note was reduced by $1.0 million to $6.5 million. The Company recognized interest expense relating to the Elevation Note during the fiscal year ended December 29, 2024 in the amount of $0.2 million, which included amortization of the loan discount of $10,191 and amortization of $132,949 in debt offering costs. The Company recognized interest expense relating to the Elevation Note during the year ended December 31, 2023 in the amount of $0.2 million, which included amortization of the loan discount of $0.2 million and amortization of $10,191 in debt offering costs. The effective interest rate for the Elevation Note during the year ended December 29, 2024 was 12.4%.
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

The 2022 Equipment Financings, the 2023 Equipment Financing, and the 2024 Equipment Financing are secured by certain equipment of such respective company-owned restaurants. As of December 29, 2024, the total outstanding principal amount under them on a collective basis was $4.7 million, and as of December 31, 2023, the total outstanding principal amount was $1.9 million.
Construction Loan Agreement (Twin Peaks)
On December 28, 2023, an indirect subsidiary of the Company entered into a construction loan agreement to borrow up to $4.75 million, the proceeds of which will be used for a new corporate Twin Peaks in McKinney, TX (the "Construction Loan III"). The Construction Loan III has an initial maturity of December 28, 2024, with an optional 12-month extension, bearing interest at Wall Street Journal Prime plus 100 basis per year and is secured by land and building. The Construction Loan III was paid in full on its maturity date on December 28, 2024.
On September 20, 2024, an indirect subsidiary of the Company entered into a loan agreement to borrow $3.2 million with an initial maturity of October 1, 2025, bearing interest at 12.5% per annum and is secured by land and building of a new corporate restaurant. As of December 29, 2024, the total amount outstanding on this loan was $3.2 million.

Promissory Note (Twin Peaks)

On December 4, 2023, an indirect subsidiary of the Company purchased all member interest units of a joint venture entity for $1.3 million in the form of a $0.3 million cash payment and 10 equal monthly payments of $0.1 million beginning in January

2024. The $1.0 million promissory note bears interest of 5.3% and has a maturity of October 4, 2024. As of December 29, 2024, the total outstanding amount on the promissory note was $0. This promissory note was paid in full on its maturity date.

FAT Brands GFG Royalty I, LLC Promissory Note

During 2024, one of our wholly-owned subsidiaries entered into a financing arrangement to borrow money, where the proceeds would be used for general corporate purposes. The total outstanding amount on the promissory note was $6.3 million. The FAT GFG LLC Promissory Note has a maturity date of July 25, 2026 and bears interest at fixed rates between 16.90% and 18.65% per annum.

Scheduled Principal Maturities

Scheduled principal maturities of long-term debt and redemptions of redeemable preferred stock (Note 12) for the next five fiscal years are as follows (in millions):

Fiscal Year	Long-Term Debt	Redeemable Preferred Stock (Note 12)
2025	$49.2	$91.8
2026	$34.0	$—
2027	$136.8	$—
2028	$26.0	$—
2029	$25.4	$—
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
On July 19, 2024, we entered into an Equity Distribution Agreement (the “Noble Sales Agreement”) with Noble Capital Markets, Inc. (the “Sales Agent”), pursuant to which we may offer and sell from time to time through the Sales Agent shares (the “Placement Shares”) of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock. During fiscal year

2024, pursuant to the Noble Sales Agreement, we sold and issued 238,823 shares of 8.25% Series B Cumulative Preferred Stock, at a weighted average share price of $10.04, paid the Sales Agent commissions of $71,968 for such sales and received net proceeds of $2,326,278 (net of fees and commissions) for such sales.
As of December 29, 2024, the Series B Preferred Stock consisted of 3,591,706 shares outstanding with a balance of $40.8 million. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $7.8 million during the fiscal year ended December 29, 2024. As of December 31, 2023, the Series B Preferred Stock consisted of 3,591,804 shares outstanding with a balance of $44.1 million. The Company declared preferred dividends to the holders of the Series B Preferred Stock totaling $7.0 million during the fiscal year ended December 31, 2023. These amounts do not include 5,936,638 shares of Series B Preferred Stock classified as redeemable preferred stock due to associated put options granted to the holders by the Company (see Note 12).

NOTE 12. REDEEMABLE PREFERRED STOCK

GFG Preferred Stock Consideration

On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of December 29, 2024, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. During the fiscal year ended December 29, 2024, the Company paid $3.1 million in accrued interest.

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
As of December 29, 2024, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration in the amount of $2.4 million during the year ended December 29, 2024.

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

As of December 29, 2024 and December 31, 2023, the total number of authorized shares of Class A and Class B common stock was 51,600,000. There were 15,983,878 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding at December 29, 2024, and 15,629,294 shares of Class A common stock and 1,270,805 shares of Class B common stock issued and outstanding at December 31, 2023.

Below are the changes to the Company’s common stock during the fiscal year ended December 29, 2024:

●	Warrants to purchase 302,474 shares of Class A common stock were exercised during the year ended December 29, 2024. The proceeds to the Company from the exercise of the warrants totaled $0.7 million.

●
On January 9, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on March 1, 2024 to stockholders of record as of February 15, 2024, for a total of $2.4 million.

●
On April 17, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on May 31, 2024 to stockholders of record as of May 15, 2024, for a total of $2.4 million.

●
On July 9, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on August 30, 2024 to stockholders of record as of August 15, 2024, for a total of $2.4 million.

●
On October 29, 2024, the Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B common stock, payable on November 29, 2024 to stockholders of record as of November 15, 2024, for a total of $2.4 million.

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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. The Company’s stock option activity for fiscal year ended December 29, 2024 can be summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Stock options outstanding at December 31, 2023	2,890,172	$9.39	7.8
Grants	326,360	$7.08	9.2
Forfeited	(76,772)	$9.68	7.6
Stock options outstanding at December 29, 2024	3,139,760	$9.15	7.1
Stock options exercisable at December 29, 2024	2,303,336	$10.18	6.5
The range of assumptions used in the Black-Scholes valuation model to value to options granted in fiscal years 2024 and 2023 are as follows:

	2024	2023
Expected dividend yield	7.9% - 11.0%	7.9% - 10.4%
Expected volatility	77.0%	81%
Risk-free interest rate	4.2% - 4.7%	3.4% - 4.9%
Expected term (in years)	6.0	6.0
The Company recognized share-based compensation expense in the amount of $2.3 million and $3.6 million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively. As of December 29, 2024, there remains $0.9 million of share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period of 2.5 years, subject to future forfeitures.

NOTE 15. WARRANTS
As of December 29, 2024, the Company had issued outstanding warrants to purchase shares of its Class A common stock as follows:

Issue Date	Number of Warrants Outstanding	Commencement Date	Termination Date	Exercise Price	Value at Grant Date (In Thousands)
06/19/2019	46,875	12/24/2020	06/19/2024	$7.27	N/A (1)
07/16/2020	680,381	12/24/2020	07/16/2025	$3.76	$1,163
07/16/2020	18,648	12/24/2020	07/16/2025	$3.76	$64
	745,904
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
The Company’s activity in warrants to purchase Class A common stock for the fiscal year ended December 29, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2023	1,048,438	$2.95	1.6
Exercised	(302,474)	$2.43	0.8
Expired	(60)	$7.73	—
Warrants outstanding at December 29, 2024	745,904	$2.53	0.6
Warrants exercisable at December 29, 2024	745,904	$2.53	0.6

(1)	Exercise price adjusted due to cash dividends and Class B stock dividend.
During the fiscal year ended December 29, 2024, a total of 302,474 warrants were exercised in exchange for 302,474 shares of common stock with net proceeds to the Company of $0.7 million.
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

Derivative Litigation
James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511-NAC). On June 10, 2021, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a stockholder derivative action (“Harris I”) in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn) and the Company’s current and former majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Since it was originally filed, the parties engaged in motion practice and substantial discovery, and the Company’s Board appointed a Special Litigation Committee. On June 3, 2024, the Court granted the United States’ request to extend the stay of all proceedings in this matter pending resolution of the charges in United States v. Wiederhorn, et al., 2:24-CR-295-RGK (C.D. Cal.). In January 2025, the principal parties to this matter participated in a mediation in Wilmington, DE and agreed in principle to settle this matter and the Harris II litigation. The settlement is subject to final documentation and approval of the Delaware court, as well as non-objection by the United States. We are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511-NAC). On June 10, 2021, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a stockholder derivative action (“Harris I”) in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn) and the Company’s current and former majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Since it was originally filed, the parties engaged in motion practice and substantial discovery, and the Company’s Board appointed a Special Litigation Committee. On June 3, 2024, the Court granted the United States’ request to extend the stay of all proceedings in this matter pending resolution of the charges in United States v. Wiederhorn, et al., 2:24-CR-295-RGK (C.D. Cal.). In January 2025, the principal parties to this matter participated in a mediation in Wilmington, DE and agreed in principle to settle this matter and the Harris II litigation. The settlement is subject to final documentation and approval of the Delaware court, as well as non-objection by the United States. We are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Richard Collura v. Andrew A. Wiederhorn, et al. (Delaware Chancery Court, Case No. 2024-1305-NAC). In December 2024, plaintiff Richard Collura, a putative stockholder of the Company, filed a stockholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against certain of the Company’s current and former officers and directors

(Andrew Wiederhorn, Kenneth Kuick, Robert Rosen, Ron Roe, John Allen, Kenneth Anderson, Donald Berchtold, Tyler Child, Lynne Collier, Mark Elenowitz, James Ellis, Peter Feinstein, Amy Forrestal, Matthew Green, Squire Junger, John Metz, James Neuhauser, Edward Rensi, Carmen Vidal, Mason Wiederhorn, Taylor Wiederhorn and Thayer Wiederhorn), and the Company’s majority stockholder, Fog Cutter Holdings, LLC. Plaintiff alleges that Mr. Wiederhorn and certain of the other defendants engaged in an unlawful scheme to distribute money to Mr. Wiederhorn and his family for their own personal benefit through 2020, which they allege attracted the attention of the U.S. Attorney’s office and the SEC, and that the Company indicated in public statements and filings that it was cooperating with the government investigations but allegedly was not actually cooperating and investigating the scheme, which caused the Company’s stock price to fall. Defendants dispute the premises and allegations of the lawsuit and intend to vigorously defend against the claims. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Other Litigation

Mitchell Kates v. FAT Brands, Inc., Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen (United States District Court for the Central District of California, Case No. 2:24-cv-04775-MWF-MAA). On June 7, 2024, plaintiff Mitchell Kates, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated thereunder, alleging that the defendants made false and misleading statements and omitted material facts necessary to make statements not misleading in the Company’s reports filed with the SEC under the 1934 Act related to the subject matter of the government investigations and litigation discussed above, the Company’s handling of these matters and its cooperation with the government. Plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. Plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. Plaintiff’s motion for appointment as lead plaintiff, filed on August 6, 2024, remains sub judice. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit.
Stratford Holding LLC v. Foot Locker Retail Inc. (U.S. District Court for the Western District of Oklahoma, Case No. 5:12-cv-772-HE). In 2012 and 2013, two property owners in Oklahoma City, Oklahoma sued numerous parties, including Foot Locker Retail Inc. and our subsidiary Fog Cutter Capital Group Inc. (now known as Fog Cutter Acquisition, LLC), for alleged environmental contamination on their properties, stemming from dry cleaning operations on one of the properties. The property owners seek damages in the range of $12.0 million to $22.0 million. From 2002 to 2008, a former Fog Cutter subsidiary managed a lease portfolio, which included the subject property. Fog Cutter denies any liability, although it did not timely respond to one of the property owners’ complaints and several of the defendants’ cross-complaints and thus is in default. The parties are currently conducting discovery. The court has vacated the current trial date and has not yet reset the trial date. The Company is unable to predict the ultimate outcome of this matter, however, reserves have been recorded on the balance sheet of FAT Brands relating to this litigation. There can be no assurance that the defendants will be successful in defending against these actions.
SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606). SBN FCCG LLC (“SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (“FCCG”) in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. In February 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $0.7 million judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN in May 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.
SBN FCCG LLC v FCCGI (Supreme Court of the State of New York, County of New York, Index No. 650197/2023). On January 13, 2023, SBN filed another complaint against FCCG in New York state court for an indemnification claim stemming from a lawsuit in Oklahoma City regarding the same lease portfolio formerly managed by Fog Cap (the “OKC Litigation”), and a bankruptcy proceeding involving Fog Cap (the “Bankruptcy Proceeding”). SBN alleges that under a February 2008 stock purchase agreement, Fog Cutter is required to indemnify SBN and its affiliates. According to the complaint, SBN has, at the time of filing the complaint, incurred costs subject to indemnification of approximately $12 million. On March 11, 2024, the court issued an order granting FCCG’s motion to dismiss SBN’s complaint without prejudice to refile the complaint, if at all, once the underlying proceedings (the OKC Litigation and the Bankruptcy Proceeding) were complete. On April 10, 2024, SBN filed a notice of appeal of the trial court's order dismissing SBN's complaint. We are unable at this time to express any opinion as to the eventual outcome of this matter or the possible range of loss, if any.
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of December 29, 2024, the Company had accrued an aggregate of $5.1 million for the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
Operating Leases (See Also Note 9)
Our corporate headquarters, including our principal administrative, sales and marketing, customer support, and research and development operations, are located in Beverly Hills, California, comprising approximately 15,000 square feet of space, pursuant to a lease that expires on January 31, 2031.

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

Our subsidiary, Smokey Bones, LLC, leases offices located in Plantation, Florida comprising approximately 6,000 square feet under a lease expiring in February 2033.

In addition to the above locations, certain of our subsidiaries directly own and operate restaurant locations, substantially all of which are located in leased premises. As of December 29, 2024, we owned and operated 181 restaurant locations. The leases have remaining terms ranging from less than 1 year to 25.8 years.

We believe that our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs. Additional information related to our operating leases are disclosed in Note 9.
NOTE 17. GEOGRAPHIC INFORMATION AND MAJOR FRANCHISEES
Revenues by geographic area are as follows (in millions):

	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
United States	$579.8	$469.6
Other countries	12.9	10.9
Total revenues	$592.7	$480.5
Revenues are shown based on the geographic location of our licensee restaurants. All of our owned restaurant assets are located in the United States.
During the fiscal years ended December 29, 2024 and December 31, 2023, no individual franchisee accounted for more than 10% of the Company's revenues.

NOTE 18. SEGMENT INFORMATION

We manage our business activities on a consolidated basis and operate as a single reporting segment as our businesses contain similar products and services managed by the Company, and are economically similar, and share similar types of customers, production and distribution: We primarily derive our revenue in the United States through the sale of food and beverages at our company restaurants and the collection of royalties, franchise fees and advertising revenue from sales of food and beverages at our franchised restaurants. The accounting policies of the single reporting segment are the same as those described in Note 2. Summary of Significant Accounting Policies.

Our Chief Operating Decision Maker (“CODM”) is made up of both our Co-Chief Executive Officers. Our CODMs regularly review and use the consolidated net loss, as reported on our Consolidated Statements of Operations in evaluating the overall performance of our single reporting segment and determining how to allocate resources of the Company as a whole, including investing in our existing company owned restaurants, acquisition strategy and stockholder return programs. The CODMs do not review assets in evaluating the results of our single reporting segment, and therefore, such information is not presented.

Geographically, we have no assets in a foreign country requiring separate disclosure. We have no single major customer representing greater than 10% of our total revenues. For more information regarding our domestic revenues and revenues generated in the foreign countries refer to Note 17, Geographic information and Major Franchisees. Foreign revenues are based on the country in which the legal subsidiary is domiciled.
NOTE 19. SUBSEQUENT EVENTS
On January 16, 2025, the Company's Board of Directors declared a special stock dividend to the Company’s common stockholders of shares of Class A Common Stock (“Twin Common Stock”) of Twin Hospitality Group Inc., a Delaware corporation (“Twin Hospitality”), the operating unit for the Company’s Twin Peaks and Smokey Bones restaurant brands. The distribution (“Spin-Off”) of shares of Twin Common Stock was made on a pro rata basis to all holders of the Company’s Class A Common stock and Class B Common Stock of the Company as of the close of trading on January 27, 2025 (the “record date”). The distribution took the form of a special dividend of 0.1520207 share of Twin Common Stock distributed with respect to each one share of the Company’s Class A Common Stock and Class B Common Stock outstanding as of the record date.

On January 29, 2025, the Company completed the previously announced distribution of approximately 5.0% of the fully-diluted shares of Class A Common Stock, par value $0.0001 per share Twin Common Stock, as a pro rata dividend to holders of Class A common stock and Class B common stock of the Company of record as of January 27, 2025. Following the completion of the Spin-Off, Twin Hospitality became an independent, publicly traded company, and the Twin Common Stock began trading on the Nasdaq Global Market under the ticker symbol “TWNP”.

In connection with the Spin-Off, on January 24, 2025, the Company entered into a Master Separation Agreement (the “Master Separation Agreement”) and Tax Matters Agreement (the “Tax Matters Agreement”) with Twin Hospitality, which provide a framework for Twin Hospitality’s on-going relationship with FAT Brands following the Spin-Off.

Master Separation Agreement

Pursuant to the Master Separation Agreement, on January 24, 2025, the Company exchanged its initial founder’s shares in Twin Hospitality (representing 100% of the issued and outstanding capital stock of Twin Hospitality) for 47,298,271 shares of Twin Hospitality’s Class A Common Stock and 2,870,000 shares of Twin Hospitality’s Class B Common Stock. In connection with the Spin-Off, on January 29, 2025, FAT Brands distributed 2,659,412 of its shares of Twin Hospitality Class A Common Stock to the FAT Brands Common Stockholders in the Distribution.

Tax Matters Agreement

The Tax Matters Agreement governs the rights, responsibilities and obligations of the Company and Twin Hospitality with respect to tax liabilities, tax attributes, tax returns, tax audits, and certain other tax matters following the completion of the Spin-Off. For so long as the Company maintains at least 80% aggregate ownership of Twin Hospitality’s Common Stock, Twin Hospitality will continue to be included in the income tax returns filed by the Company’ consolidated group for U.S. federal income tax purposes (“FAT Brands Consolidated Group”), as well as in certain other consolidated, combined or unitary groups that include the Company and/or certain of its subsidiaries (each such group, a “FAT Brands Tax Group”). Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for the tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of such consolidated, combined or unitary group. The Tax Matters Agreement allocates tax liabilities between Twin Hospitality and the Company for any period in which Twin Hospitality or any of its subsidiaries (the “Twin Group”) was included in the FAT Brands Consolidated Group.

Under the Tax Matters Agreement, Twin Hospitality will generally make payments to the Company such that, with respect to tax returns for any taxable period in which any of the Twin Group are included in the FAT Brands Consolidated Group or any FAT Brands Tax Group, the amount of taxes to be paid by Twin Hospitality will be determined by computing the excess (if any) of any taxes due on any such tax return over the amount that would otherwise be due if such return were recomputed by excluding the Twin Group. The Tax Matters Agreement also provides that the Company will generally have the right to control audits or other tax proceedings with respect to any tax returns of the FAT Brands Consolidated Group or a FAT Brands Tax Group. Twin Hospitality will generally have the right to control any audits or other tax proceedings with respect to tax returns that include only the Twin Group, provided that, as long as the Company is required to consolidate the results of operations and financial position of the Twin Group in its financial statements, the Company will have certain oversight and participation rights with respect to such audits or other tax proceedings.

FAT BRANDS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2024

	Dollars (In Millions)
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Recoveries/Acquisitions	Balance at End of Period
Allowance for:
Trade notes and accounts receivable	$4.6	$2.4	$(2.4)	$4.6

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

DATE	NAME AND TITLE

February 28, 2025	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

February 28, 2025	/s/ Robert G. Rosen
Robert G. Rosen
Co-Chief Executive Officer (Principal Executive Officer)

February 28, 2025	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn, Director

February 28, 2025	/s/ John S. Allen
John S. Allen, Director

February 28, 2025	/s/ Donald J. Berchtold
Donald J. Berchtold, Director

February 28, 2025	/s/ Tyler B. Child
Tyler B. Child, Director

February 28, 2025	/s/ Lynne L. Collier
Lynne L. Collier, Director

February 28, 2025	/s/ Mark Elenowitz
Mark Elenowitz, Director

February 28, 2025	/s/ James G. Ellis
James G. Ellis, Director

February 28, 2025	/s/ Peter R. Feinstein
Peter R. Feinstein, Director

February 28, 2025	/s/ Matthew H. Green
Matthew H. Green, Director

February 28, 2025	/s/ John C. Metz
John C. Metz, Director

February 28, 2025	/s/ Carmen Vidal
Carmen Vidal, Director

February 28, 2025	/s/ Mason A. Wiederhorn
Mason A. Wiederhorn, Director

February 28, 2025	/s/ Taylor A. Wiederhorn
Taylor A. Wiederhorn, Director

February 28, 2025	/s/ Thayer D. Wiederhorn
Thayer D. Wiederhorn, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference to			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation, filed on August 16, 2021	8-K	3.1	08/19/2021
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, filed on August 24, 2021	8-K	3.1	08/30/2021
3.3	Certificate of Increase of Series B Cumulative Preferred Stock, filed on September 15, 2021	8-K	3.1	09/16/2021
3.4	Certificate of Increase of Series B Cumulative Preferred Stock, filed on October 28, 2021	8-K	3.1	10/28/2021
3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on December 20, 2022	8-K	3.1	12/23/2022
3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of FAT Brands Inc., effective December 26, 2024	8-K	3.1	12/30/2024
3.7	Amended and Restated Bylaws, effective as of May 2, 2023	8-K	3.1	5/8/2023
4.1	Warrant Agency Agreement, dated July 16, 2020, between the Company and VStock Transfer, LLC, to act as the Warrant Agent (including the form of Warrant Certificate)	8-K	10.1	07/16/2020
4.2	Base Indenture, dated March 6, 2020, and amended and restated as of April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	04/26/2021
4.3	Series 2021-1 Supplement to the Base Indenture, dated April 26, 2021, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee	8-K	4.2	04/26/2021
4.4	Series 2022-1 Supplement to the Base Indenture, dated July 6, 2022, by and between FAT Brands Royalty I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	10/25/2022
4.5	Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	07/26/2021
4.6	Series 2021-1 Supplement to the Base Indenture, dated July 22, 2021, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	07/26/2021
4.7	Series 2022-1 Supplement to the Base Indenture, dated December 15, 2022, by and between FAT Brands GFG Royalty I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	01/31/2023

4.8	Base Indenture, dated November 21, 2024, by and among Twin Hospitality I, LLC, and UMB Bank, N.A., as trustee and securities intermediary.	8-K	4.1	11/25/2024
4.9	Series 2024-1 Supplement to Base Indenture, dated November 21, 2024, by and among Twin Hospitality I, LLC, and UMB Bank, N.A., as trustee and securities intermediary.	8-K	4.2	11/25/2024
4.10	Base Indenture, dated December 15, 2021, by and among FAT Brands Fazoli’s Native I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	12/16/2021
4.11	Series 2021-1 Supplement to Base Indenture, dated December 15, 2021, by and among FAT Brands Fazoli’s Native I, LLC, and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.2	12/16/2021
4.12	Base Indenture, dated July 10, 2023, by and among FB Resid Holdings I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	7/13/2023
4.13	Series 2023-1 Supplement to Base Indenture, dated July 10, 2023, by and among FB Resid Holdings I, LLC and UMB Bank, N.A., as trustee and securities intermediary	8-K	4.1	7/13/2023
4.14	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Form of Indemnification Agreement, dated October 20, 2017, between the Company and each director and executive officer	1-A	6.3	09/06/2017
10.2*	Amended and Restated 2017 Omnibus Equity Incentive Plan	Schedule 14A (proxy statement)	Appendix A	11/03/2023
10.3	Amended and Restated Office Lease, dated November 18, 2019, by and among Duesenberg Investment Company, LLC, Fatburger North America, Inc., Fog Cutter Capital Group Inc., and Fatburger Corporation	10-K	10.12	04/28/2020
10.4	Management Agreement, dated March 6, 2020, and amended and restated as of April 26, 2021, by and among FAT Brands Inc., FAT Brands Royalty I, LLC, each of the Securitization Entities named therein, and UMB Bank, N.A., as Trustee	8-K	10.2	04/26/2021
10.5	Management Agreement, dated July 22, 2021, by and among FAT Brands Inc., FAT Brands GFG Royalty I, LLC, each of the Franchise Entities named therein, and UMB Bank, N.A., as trustee	8-K	10.2	07/26/2021
10.6	Management Agreement, dated November 21, 2024, by and among Twin Hospitality Group Inc., Twin Hospitality I, LLC, each of the Guarantors named therein and UMB Bank, N.A., as trustee.	8-K	10.2	11/25/2024

10.7	Management Agreement, dated December 15, 2021, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, each of the Guarantors named therein and UMB Bank, N.A., as trustee	8-K	10.2	12/16/2021
10.8	Back-Up Management and Consulting Agreement, dated December 15, 2021, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, each of the Guarantors named therein, UMB Bank, N.A., as trustee, and FTI Consulting, Inc., as back-up manager	8-K	10.3	12/16/2021
10.9	Management Agreement, dated July 10, 2023, by and among FAT Brands Inc., FB Resid Holdings I, LLC, and UMB Bank, N.A., as trustee	8-K	10.1	7/13/2023
10.10	Guarantee and Collateral Agreement, dated April 26, 2021, by and among each of the Securitization Entities named therein, as Guarantors, in favor of UMB Bank, N.A., as Trustee	8-K	10.1	04/26/2021
10.11	Guarantee and Collateral Agreement, dated July 22, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	07/26/2021
10.12	Guarantee and Collateral Agreement, dated November 21, 2024, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee.	8-K	10.1	11/25/2024
10.13	Guarantee and Collateral Agreement, dated December 15, 2021, by and among the Guarantors named therein in favor of UMB Bank, N.A., as trustee	8-K	10.1	12/16/2021
10.14	Put/Call Agreement, dated July 22, 2021, by and between FAT Brands Inc. and LS Global Franchise L.P.	8-K	10.3	07/26/2021
10.15	Put/Call Agreement, dated October 1, 2021, by and between FAT Brands Inc. and Twin Peaks Holdings, LLC	8-K	10.3	10/06/2021
10.16	Exchange Agreement, dated October 21, 2022, by and between FAT Brands Inc. and Twin Peaks Holdings, LLC.	8-K	10.1	10/25/2022
10.17	Equity Distribution Agreement, dated July 19, 2024, by and between the Company and Noble Capital Markets, Inc.	8-K	10.1	7/19/2024
10.18*	Employment Agreement, effective as of May 5, 2023, between FAT Brands Inc. and Kenneth Kuick	8-K	10.1	5/10/2023
10.19*	Employment Agreement, effective as of May 5, 2023, between FAT Brands Inc. and Robert Rosen	8-K	10.1	5/10/2023
10.20*	Separation, Cooperation, and Release Agreement, dated July 19, 2023, by and between FAT Brands Inc. and Andrew A. Wiederhorn	8-K	10.1	7/21/2023
10.21*	Consulting Agreement, dated July 19, 2023, by and among FAT Brands Inc., Fog Cutter Consulting Corp. and Andrew A. Wiederhorn	8-K	10.2	7/21/2023

10.22	Omnibus Amendment, dated November 21, 2024, by and among FAT Brands Inc., FB Resid Holdings I, LLC, each of FAT Brands Royalty I, LLC, FAT Brands GFG	8-K	4.3	11/25/2024
10.23	Pledge and Security Agreement, dated November 21, 2024, by and among FAT Brands Inc. and UMB Bank, N.A., as trustee and securities intermediary.	8-K	10.3	11/25/2024
10.24	Securities Account Control Agreement, dated November 21, 2024, by and among FAT Brands Inc. and UMB Bank, N.A., as trustee and securities intermediary.	8-K	10.4	11/25/2024
10.25	Master Separation and Distribution Agreement, dated as of January 24, 2025, by and between FAT Brands Inc. and Twin Hospitality Group Inc.	8-K	2.1	8-K filed by Twin Hospitality Group Inc. on 01/30/2025
10.26	Tax Matters Agreement, dated as of January 24, 2025, by and between FAT Brands Inc. and Twin Hospitality Group Inc.	8-K	10.1	8-K filed by Twin Hospitality Group Inc. on 01/30/2025
19.1	Insider Trading Policy				X
21.1	Significant Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Co-Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Clawback Policy	10-K	10.22	3/12/2024
101.INS	XBRL Instance Document				X
					(Furnished)
101.SCH	XBRL Taxonomy Extension Schema Document				X
					(Furnished)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
					(Furnished)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
					(Furnished)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
					(Furnished)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
					(Furnished)
•Indicates management contract or compensatory plan or arrangement.