Form 10-Q
period 2025-03-30
Fat Brands, Inc
filed 2025-05-09
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of May 6, 2025, there were 16,550,997 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
March 30, 2025

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 30, 2025	December 29, 2024
		Audited
Assets
Current assets
Cash	$12,150	$23,383
Restricted cash	29,381	25,239
Accounts receivable, net	17,075	19,422
Inventory	8,562	8,420
Assets classified as held-for-sale	370	370
Other current assets	15,543	11,200
Total current assets	83,081	88,034
Non-current restricted cash	17,810	18,767
Operating lease right-of-use assets	198,341	198,091
Goodwill	285,337	285,337
Other intangible assets, net	591,783	595,689
Property and equipment, net	91,463	97,390
Other assets	5,724	5,870
Total assets	$1,273,539	$1,289,178

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable	$45,331	$38,725
Accrued expenses and other liabilities	73,261	68,084
Deferred income, current portion	2,514	2,275
Accrued advertising	5,469	5,307
Accrued interest payable	31,553	24,837
Dividend payable on preferred shares	1,455	1,389
Liabilities related to assets classified as held-for-sale	393	393
Operating lease liability, current portion	16,254	16,229
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	48,528	49,241
Total current liabilities	316,594	298,316

Deferred income, net of current portion	19,830	20,347
Deferred income tax liabilities, net	14,881	13,772
Operating lease liability, net of current portion	201,264	200,132
Long-term debt, net of current portion	1,216,805	1,208,997
Other liabilities	3,661	3,326
Total liabilities	1,773,035	1,744,890

Commitments and contingencies (Note 13)

Stockholders’ deficit
Preferred stock and additional paid-in-capital, $0.0001 par value; 15,000,000 shares authorized; 4,352,423 shares issued and outstanding at March 30, 2025 and 3,591,706 shares issued and outstanding at December 29, 2024; liquidation preference $25 per share	42,793	40,837
Class A common stock and Class B common stock and additional paid-in capital as of March 30, 2025: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 17,821,802 shares issued and outstanding (Class A 16,550,997, Class B 1,270,805). Common stock and additional paid-in capital as of December 29, 2024: $0.0001 par value; 51,600,000 shares authorized; 17,254,683 shares issued and outstanding (Class A 15,983,878, Class B 1,270,805)	(37,354)	(37,925)
Accumulated deficit	(499,375)	(458,624)
Stockholders’ deficit attributable to FAT Brands Inc.	(493,936)	(455,712)
Non-controlling interest	(5,560)	—
Total stockholders' deficit	(499,496)	(455,712)
Total liabilities and stockholders' deficit	$1,273,539	$1,289,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024

Revenue
Royalties	$21,773	$21,947
Restaurant sales	99,415	105,938
Advertising fees	9,764	9,796
Factory revenues	8,811	9,474
Franchise fees	1,190	1,481
Other revenue	1,066	3,331
Total revenue	142,019	151,967

Costs and expenses
General and administrative expense	33,043	30,005
Cost of restaurant and factory revenues	96,097	99,050
Depreciation and amortization	10,391	10,194
Refranchising (gain) loss	(22)	1,508
Advertising fees	11,076	12,592
Total costs and expenses	150,585	153,349

Loss from operations	(8,566)	(1,382)

Other (expense) income, net
Interest expense	(31,444)	(29,623)
Interest expense related to preferred shares	(4,418)	(4,418)
Net (loss) gain on extinguishment of debt	(151)	427
Other income, net	37	204
Total other expense, net	(35,976)	(33,410)

Loss before income tax provision	(44,542)	(34,792)

Income tax provision	(1,769)	(3,524)

Net loss	(46,311)	(38,316)

Less: Net loss attributable to non-controlling interest	(342)	—

Net loss attributable to FAT Brands Inc.	$(45,969)	$(38,316)

Net loss attributable to FAT Brands Inc.	$(45,969)	$(38,316)
Dividends on preferred shares	(2,231)	(1,881)
	$(48,200)	$(40,197)

Basic and diluted loss per common share	$(2.73)	$(2.37)
Basic and diluted weighted average shares outstanding	17,632,860	16,947,400
Cash dividends declared per common share	$—	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Thirteen Weeks Ended March 30, 2025

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at December 29, 2024	15,983,878	1,270,805	$2	$—	$(37,927)	$(37,925)	3,951,706	$—	$40,837	$40,837	$(458,624)	$(455,712)	$—	$(455,712)
Net loss	—	—	—	—	—	—	—	—	—	—	(45,969)	(45,969)	(342)	(46,311)
Issuance of common and preferred stock	567,119	—	—	—	204	204	400,717	—	4,187	4,187		4,391	—	4,391
Share-based compensation	—	—	—	—	367	367	—	—	—	—		367	—	367
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(2,231)	(2,231)		(2,231)	—	(2,231)
Dividend of Twin Hospitality Group Inc. Class A common stock	—	—	—	—	—	—	—	—	—	—	5,218	5,218	(5,218)	—
Balance at March 30, 2025	16,550,997	1,270,805	$2	$—	$(37,356)	$(37,354)	4,352,423	$—	$42,793	$42,793	$(499,375)	$(493,936)	$(5,560)	$(499,496)

For the Thirteen Weeks Ended March 31, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at December 31, 2023	15,629,294	1,270,805	$2	$—	$(31,191)	$(31,189)	3,591,804	$—	$44,103	$44,103	$(268,777)	$(255,863)	$—	$(255,863)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,316)	(38,316)	—	(38,316)
Issuance of common and preferred stock	72,171	—	—	—	63	63	58,783	—	861	861	—	924	—	924
Share-based compensation	—	—	—	—	745	745	—	—	—	—	—	745	—	745
Dividends paid on common stock	—	—	—	—	(2,375)	(2,375)	—	—	—	—	—	(2,375)	—	(2,375)
Dividends paid on Series B preferred stock	—	—	—	—	—	—	—	—	(1,881)	(1,881)	—	(1,881)	—	(1,881)
Balance at March 31, 2024	15,701,465	1,270,805	$2	$—	$(32,758)	$(32,756)	3,650,587	$—	$43,083	$43,083	$(307,093)	$(296,766)	$—	$(296,766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirteen Weeks Ended March 30, 2025 and March 31, 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(46,311)	$(38,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	1,108	2,783
Depreciation and amortization	10,391	10,194
Share-based compensation	367	745
Operating lease assets and liabilities	770	230
Accretion of loan fees and interest	3,551	4,379
Net loss (gain) on extinguishment of debt	151	(427)
Provision for bad debts	230	168
Loss on disposal of fixed assets	53	—
Change in:
Accounts receivable	2,116	1,248
Inventory	(142)	123
Other current and noncurrent assets	(4,287)	(3,167)
Deferred income	(278)	(543)
Accounts payable	6,606	1,969
Accrued expenses and other liabilities	5,194	(8,399)
Accrued advertising	163	(1,218)
Accrued interest payable	6,716	1,985
Other current and noncurrent liabilities	385	(155)
Total adjustments	33,094	9,915
Net cash used in operating activities	(13,217)	(28,401)

Cash flows from investing activities:
Purchases of property and equipment	(4,546)	(4,126)
Proceeds from sale of property and equipment	4,432	—
Payments received on notes receivable	90	80
Payment of acquisition purchase price payable	—	(4,000)
Net cash used in investing activities	(24)	(8,046)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	26,813	80,012
Repayments of borrowings	(23,780)	(36,304)
Proceeds from issuance of common and preferred shares	4,391	924
Dividends paid on common shares	—	(2,375)
Dividends paid on preferred shares	(2,231)	(1,881)
Net cash provided by financing activities	5,193	40,376

Net (decrease) increase in cash and restricted cash	(8,048)	3,929
Cash and restricted cash at beginning of the period	67,389	91,903
Cash and restricted cash at end of the period	$59,341	$95,832

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,501	$29,359
Cash paid for income taxes	$347	$288

Supplemental schedule of non-cash financing activity:
Dividend of Twin Hospitality Group Inc. Class A common stock	$5,218	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of March 30, 2025, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of March 30, 2025, the Company had approximately 2,300 locations open and under construction, of which approximately 92% were franchised.
Each franchising subsidiary licenses the right to use its brand name and provides franchisees with operating procedures and methods of merchandising. Upon signing a franchise agreement, the franchisor is committed to providing training, some supervision and assistance and access to operations manuals. As needed, the franchisor will also provide advice and written materials concerning techniques of managing and operating the restaurants.
The Company's operations have historically been comprised primarily of franchising a growing portfolio of restaurant brands. This growth strategy is centered on expanding the footprint of existing brands and acquiring new brands through a centralized management organization which provides substantially all executive leadership, marketing, training and accounting services. As part of these ongoing franchising efforts, the Company will, from time to time, make opportunistic acquisitions of operating restaurants and may convert them to franchise locations. During the refranchising period, the Company may operate the restaurants and classify the operational activities as refranchising gains or losses and the assets and associated liabilities as held-for sale. Through recent acquisitions, the Company also operates "company-owned" restaurant locations of certain brands.
Liquidity
The Company recognized loss from operations of $8.6 million and $1.4 million during the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. The Company had negative cash flow from operations of $13.2 million and $28.4 million during the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. The Company has a history of net losses and an accumulated deficit of $499.4 million as of March 30, 2025. Additionally, the Company had negative working capital of $233.5 million. Of this amount, $91.8 million represents redeemable preferred stock as discussed in Note 9. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $12.2 million of unrestricted cash at March 30, 2025 and plans on the combination of cash flows from operations, cash on hand, $73.6 million of issued but not sold aggregate principal amount of fixed rate secured notes and $75.6 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 8) to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation and net income (loss) has been reduced by the portion attributable to non-controlling interest (See Note 16). Our revenues are derived primarily from two sales channels, franchised restaurants and company-owned locations, which we operate as one reportable segment.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2024 Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 28, 2025.
Nature of operations – The Company operates on a 52-week calendar and its fiscal year ends on the last Sunday of the calendar year. Consistent with industry practice, the Company measures its stores’ performance based upon 7-day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days since certain days are more profitable than others. The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks. In a 53-week year, one extra week is added to the fourth quarter. Fiscal years 2025 and 2024 are both a 52-week year.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement —Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued update 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment requires disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting within annual reporting periods beginning after December 15, 2027. The update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
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

The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held-for-sale, and have been classified accordingly in the accompanying condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024 (in millions):

	March 30, 2025	December 29, 2024

Property and equipment	$—	$—
Operating lease right-of-use assets	0.4	0.4
Total	$0.4	$0.4
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $0.4 million and $0.4 million have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024, respectively.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Restaurant costs and expenses, net of revenue	$—	$1.0
Loss on store sales or closures	—	0.5
Refranchising loss	$—	$1.5

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	March 30, 2025	December 29, 2024
Real estate	$90.2	$89.6
Equipment	56.7	57.3
	146.9	146.9
Accumulated depreciation	(55.4)	(49.5)
Property and equipment, net	$91.5	$97.4
Depreciation expense during the thirteen weeks ended March 30, 2025 and March 31, 2024 was $6.0 million and $5.8 million, respectively.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings. Loss on disposals during the thirteen weeks ended March 30, 2025 and March 31, 2024 was $0.1 million and $0, respectively.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 29, 2024	$142.0	$285.3	$453.7
Amortization	(3.9)	—	—
March 30, 2025	$138.1	$285.3	$453.7

Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	March 30, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$118.3	$(36.6)	$81.7	$118.3	$(34.2)	$84.1
Customer relationships	73.9	(21.1)	52.8	73.9	(19.6)	54.3
Other	4.1	(0.5)	3.6	4.1	(0.5)	3.6
	$196.3	$(58.2)	$138.1	$196.3	$(54.3)	$142.0

Non-amortizing intangible assets
Trademarks			453.7			453.7
Total amortizing and non-amortizing intangible assets, net			$591.8			$595.7
Amortization expense for the thirteen weeks ended March 30, 2025 and March 31, 2024 was $3.9 million.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2025	$11.7
2026	15.6
2027	15.6
2028	15.9
2029	15.0
Thereafter	64.3
Total	$138.1
NOTE 6. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Provision for income taxes	$(1.8)	$(3.5)
Effective tax rate	4.0%	10.1%
The difference between the statutory tax rate of 21% and the effective tax rates of 4.0% in the thirteen weeks ended March 30, 2025 was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rates of 10.1% in the thirteen weeks ended March 31, 2024 was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 7. LEASES
The Company recognized lease expense of $7.7 million and $8.2 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.

Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	March 30, 2025	December 29, 2024

Operating lease right-of-use assets	$198.3	$198.1
Right-of-use assets classified as held-for-sale	0.4	0.4
Total right-of-use assets	$198.7	$198.5

Operating lease liabilities	$217.5	$216.4
Lease liabilities related to assets held-for-sale	0.4	0.4
Total operating lease liabilities	$217.9	$216.8
The contractual future maturities of the Company’s operating lease liabilities as of March 30, 2025, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2025	$31.0
2026	28.9
2027	28.4
2028	26.1
2029	25.2
Thereafter	309.5
Total lease payments	$449.1
Less: imputed interest	(231.6)
Total	$217.5
The current portion of the operating lease liability as of March 30, 2025 was $16.3 million.
Supplemental cash flow information for the thirteen weeks ended March 30, 2025 related to leases was as follows (in millions):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$7.3	$7.7

Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$7.7	$8.1

NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

	March 30, 2025					December 29, 2024
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$135.6	$134.0	$134.4
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	268.5	264.6	265.2
Twin Peaks Securitization	10/25/2054	10/25/2027	7.00%	281.4	277.8	277.5
Fazoli's/Native Securitization	7/25/2051	7/27/2026	6.00%	124.9	124.9	125.4
FB Resid Securitization	7/25/2027		10.00%	53.9	53.8	53.8
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	45.2	42.9	42.7
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	101.1	98.9	98.9
Twin Peaks Securitization	10/25/2054	10/25/2027	9.00%	57.6	54.0	53.7
Fazoli's/Native Securitization	7/25/2051	7/27/2026	7.00%	16.3	16.3	24.2
FB Resid Securitization	7/25/2027		10.00%	56.0	55.9	55.9
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	15.6	15.4	15.5
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	44.4	41.8	49.2
Twin Peaks Securitization	10/25/2054	10/25/2027	10.00%	77.7	70.5	45.6
Total Securitized Debt				1,278.2	1,250.8	1,242.0

Elevation Note	7/19/2026	N/A	6.00%	1.8	1.8	2.0
Twin Peaks Equipment Notes	5/5/2027 to 7/31/2028	N/A	7.99% to 11.50%	4.4	4.4	4.7
Twin Peaks Construction Loan	10/1/2025	N/A	12.50%	—	—	3.2
Promissory Note	7/25/2026	N/A	16.90% to 18.65%	8.3	8.3	6.3
Total Debt				$1,292.7	1,265.3	1,258.2
Current portion of long-term debt					(48.5)	(49.2)
Long-term Debt					$1,216.8	$1,209.0
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

Prior to the redemption, the Twin Peaks sellers held 2,847,393 shares of Series B Cumulative Preferred Stock.

Pursuant to the Exchange Agreement, (i) at any time prior to July 25, 2023, the Company may call from the Twin Peaks sellers all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.86, plus any accrued plus unpaid interest thereon; (ii) at any time on or after the date of the Exchange Agreement, the Company may call from the Twin Peaks sellers, and at any time on or after July 25, 2023, the Twin Peaks sellers may put to the Company, all or a portion of the Class A-2 Notes and/or Class B-2 Notes at the outstanding principal balance multiplied by 0.94, plus any accrued plus unpaid interest thereon; and (iii) at any time on or after July 25, 2023, the Company may call from the Twin Peaks sellers, and the Twin Peaks sellers may put to the Company, all or a portion of the Class M-2 Notes at the outstanding principal balance multiplied by 0.91, plus any accrued plus unpaid interest thereon. If the Company does not remit the applicable call price or put price upon a duly exercised call or put, as applicable, the amount owed by the Company will accrue interest at 10% per annum, which interest is due and payable in cash monthly by the Company. On July 13, 2023, pursuant to the Exchange Agreement, the Twin Peaks sellers exercised their put option. During the first quarter of 2024, the Company paid $1.0 million to settle the 10% per annum interest in perpetuity and to settle the put option. As a result, as of March 30, 2025, the outstanding principal balance owned by the Twin Peaks sellers is no longer subject to the put option.
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
Terms and Debt Covenant Compliance - Twin Securitization
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
The material terms of the Twin Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) interest-only debt service coverage ratio and (iii) senior leverage ratio. As of March 30, 2025, the Company was in compliance with these covenants.

In connection with the issuance and sale of the Twin Securitization Notes, we entered into a letter agreement, pursuant to which our subsidiary Twin Hospitality Group Inc. agreed to issue to the investors in the Twin Securitization Notes warrants (which we refer to as the "Noteholders' Warrants") exercisable for the aggregate number of shares of the subsidiary's Class A Common Stock equal to 5.0% of the number of issued and outstanding shares of the subsidiary's Class A Common Stock at the time of the Spin-Off, which occurred on January 29, 2025. The Noteholders' Warrants will be exercisable during the period commencing on October 25, 2025 and ending on the five-year anniversary of the date of issuance, at an exercise price of $0.01 per share. Under the letter agreement, we also agreed not to pay a dividend on our common stock until at least $25.0 million in proceeds from Qualified Equity Offerings (as defined in the Base Indenture) have been used to prepay the Twin Securitization Notes.
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
On March 28, 2025, the Company entered into an amendment to the Fazoli’s/Native Securitization pursuant to Omnibus Amendment No. 1, dated as of March 28, 2025 (the “Omnibus Amendment”), by and among the Company, FAT Brands Fazoli’s Native I, LLC (the “Issuer”), the subsidiaries of the Issuer (the “Guarantors”), UMB Bank, N.A., as trustee and securities intermediary, and each noteholder under the Fazoli’s/Native Securitization (the “Noteholders”). The Anticipated Call Date of all tranches of Notes issued under the Fazoli’s/Native Securitization has been extended from July 2023 to October 2025. If the Issuer has not repaid or refinanced the Notes by the Anticipated Call Date, additional interest equal to 1.0% per annum will accrue on each tranche of Notes. The Anticipated Repayment Date of the Class A-2 Notes has been extended from January 2025 to July 2026. If the Issuer has not repaid or refinanced the Class A-2 Notes by the Anticipated Repayment Date, additional interest equal to 2.5% per annum will accrue on the Class A-2 Notes. Certain financial covenants tied to debt service coverage ratios or leverage ratios of the Issuer that, if triggered, could cause a Rapid Amortization Event, Cash Flow Sweeping Event or Event of Default, have been relaxed or deferred to dates in 2026. The definition of Permitted Asset Dispositions in the Base Indenture has been amended to allow the disposition of leases and subleases of real estate which are producing negative cash flow and causing a material decrease in ongoing collections, including any sale of a Company Restaurant to a Franchisee for the conversion of a Company Restaurant to a Franchised Restaurant. This change is intended to permit the Company to refranchise all or a portion of its corporate-owned Fazoli’s restaurants. Provided that the Majority of Controlling Class Members have the right to instruct the Controlling Class Representative for purposes of the Amendment Documents.

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

Retained Notes
During the thirteen weeks ended March 30, 2025, the Company repurchased certain of its securitized notes to be held for resale to third party investors and sold certain of its securitized notes previously repurchased or issued and not sold (collectively, the "Retained Notes"). During the thirteen weeks ended March 30, 2025, cash proceeds from the sale of Retained Notes and cash used to repurchase Retained Notes was $25.0 million and $15.8 million including accrued interest, respectively. As of March 30, 2025, the Company held $149.2 million of Retained Notes, which have been eliminated in consolidation.
Terms and Debt Covenant Compliance - Securitization Notes
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
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements, including the following financial covenants: (i) debt service coverage ratio, (ii) leverage ratio and (iii) senior leverage ratio. As of March 30, 2025, the Company was in compliance with these covenants.
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

The 2022 Equipment Financings, the 2023 Equipment Financing, and the 2024 Equipment Financing are secured by certain equipment of such respective company-owned restaurants. As of March 30, 2025, the total outstanding principal amount under them on a collective basis was $4.4 million, and as of December 29, 2024, the total outstanding principal amount was $4.7 million.

Construction Loan Agreement (Twin Peaks)
On September 20, 2024, an indirect subsidiary of the Company entered into a loan agreement to borrow $3.2 million with an initial maturity of October 1, 2025, bearing interest at 12.5% per annum and is secured by land and building of a new corporate restaurant. As of March 30, 2025, the total amount outstanding on this loan was $0.0 million.

Promissory Note

During 2024, one of our wholly-owned subsidiaries entered into a financing arrangement to borrow money, where the proceeds would be used for general corporate purposes. The total outstanding amount on the promissory note was $8.3 million as of March 30, 2025. The promissory note has a maturity date of July 25, 2026 and bears interest at fixed rates between 16.90% and 18.65% per annum.
NOTE 9. REDEEMABLE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of March 30, 2025, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. During the thirteen weeks ended March 30, 2025 and March 31, 2024, the Company paid $0.6 million and $0.8 million of interest, respectively.

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
As of March 30, 2025, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the thirteen weeks ended March 30, 2025 and March 31, 2024 in the amount of $0.6 million.

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
The Plan provides that, in the event of a spin-off transaction or other change in capitalization by the Company, the Board may authorize an adjustment to outstanding awards under the Plan in such amount that it deems equitable or appropriate in its discretion. As a result of the January 29, 2025 spin-off of Class A Common Stock of Twin Hospitality Group Inc. in the form of a special dividend to holders of Class A common stock and Class B common stock of the Company (see Note 16), on March 18, 2025, the Board and the Compensation Committee approved a reduction in the exercise price of all outstanding stock options under the Plan held by officers, directors and employees on the dividend date in an amount equal to $2.599553 per share, with the difference rounded to the nearest whole cent. No cash payments will be made to option holders in connection with the adjustment. The reduction in exercise price is intended to provide an equitable adjustment to holders of stock options as a result of the Company’s payment of the special dividend and the ex-dividend adjustment to the FAT common stock, and was made with respect to unvested stock options under the Plan and vested but unexercised stock options under the Plan on the dividend date.
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of March 30, 2025, there were 3,357,303 shares of stock options outstanding with a weighted average exercise price of $6.33.
During the thirteen weeks ended March 30, 2025, the Company granted a total of 232,544 stock options under the Plan with a grant date fair value of $0.1 million. During the thirteen weeks ended March 31, 2024, the Company didn't grant stock options under the Plan. The related compensation expense will be recognized over the vesting period.
The Company recognized share-based compensation expense in the amount of $0.4 million and $0.7 million during the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. As of March 30, 2025, there remains $0.9 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period of approximately 3.0 years, subject to future forfeitures.
NOTE 11. WARRANTS
The Company’s warrant activity for the thirteen weeks ended March 30, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 29, 2024	745,904	$2.53	0.6
Exercised	(567,119)	$0.94	0.5
Warrants outstanding and exercisable at March 30, 2025	178,785	$—	0.5
During the thirteen weeks ended March 30, 2025, 567,119 warrants were exercised in exchange for 567,119 shares of common stock with net proceeds to the Company of $0.5 million.
NOTE 12. COMMON STOCK
On July 19, 2024, we entered into an Equity Distribution Agreement (the “Noble Sales Agreement”) with Noble Capital Markets, Inc. (the “Sales Agent”), pursuant to which we may offer and sell from time to time through the Sales Agent shares (the “Placement Shares”) of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock. During the three months ended March 30, 2025, pursuant to the Noble Sales Agreement, the Company sold and issued 391,599 shares of 8.25% Series B Cumulative Preferred Stock, at a weighted average share price of $9.94, paid the Sales Agent commissions of $0.1 million for such sales and received net proceeds of $3.8 million (net of fees and commissions) for such sales.

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

On May 10, 2024, the U.S. Department of Justice (“DOJ”) indicted the Company on two violations of Section 402 of the Sarbanes-Oxley Act for directly and indirectly extending and/or arranging for the extension of credit in 2019 and 2020 to former CEO Andrew Wiederhorn in the amount of $2.65 million. These charges allege that the Company, through its subsidiary Fatburger N.A., transferred approximately $0.6 million to Mr. Wiederhorn in the form of a personal loan on January 30, 2019, and lent approximately $2.0 million in 2020 to its former parent company FCCG which indirectly funded a personal loan from FCCG to Mr. Wiederhorn. The indictment also includes charges against Mr. Wiederhorn, the Company’s former CFO, Rebecca Hershinger, and the Company’s former tax advisor, William Amon, on violations of various federal tax and other laws related to loans from FCCG to Mr. Wiederhorn.

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
SBN FCCG LLC v FCCGI (Los Angeles Superior Court, Case No. BS172606). SBN FCCG LLC (“SBN”) filed a complaint against Fog Cutter Capital Group, Inc. (“FCCG”) in New York state court for an indemnification claim (the “NY case”) stemming from an earlier lawsuit in Georgia regarding a certain lease portfolio formerly managed by a former FCCG subsidiary. On February 28, 2018, SBN obtained a final judgment in the NY case for a total of $0.7 million, which included $0.2 million in interest dating back to March 2012. SBN then obtained a sister state judgment in Los Angeles Superior Court, Case No. BS172606 (the “California case”), which included the $0.7 million judgment from the NY case, plus additional statutory interest and fees, for a total judgment of $0.7 million. In May 2018, SBN filed a cost memo, requesting an additional $12,411 in interest to be added to the judgment in the California case, for a total of $0.7 million. In May 2019, the parties agreed to settle the matter for $0.6 million, which required the immediate payment of $0.1 million, and the balance to be paid in August 2019. FCCG wired $0.1 million to SBN on May 31, 2019, but has not yet paid the remaining balance of $0.5 million. The parties have not entered into a formal settlement agreement, and they have not yet discussed the terms for the payment of the remaining balance.
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
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of March 30, 2025, the Company had accrued an aggregate of $5.1 million the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 14. GEOGRAPHIC INFORMATION
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
United States	$139.5	$149.7
Other countries	2.5	2.3
Total revenue	$142.0	$152.0
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the thirteen weeks ended March 30, 2025 and March 31, 2024, no individual franchisee accounted for more than 10% of the Company’s revenue.

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

Geographically, we have no assets in a foreign country requiring separate disclosure. We have no single major customer representing greater than 10% of our total revenues. For more information regarding our domestic revenues and revenues generated in the foreign countries refer to Note 14. Geographic Information. Foreign revenues are based on the country in which the legal subsidiary is domiciled.

NOTE 16. NON-CONTROLLING INTEREST

On January 16, 2025, the Company announced that its Board of Directors declared a special stock dividend to the Company’s common stockholders of shares of Class A Common Stock (“Twin Common Stock”) of Twin Hospitality Group Inc., a Delaware corporation (“Twin Hospitality”), the operating unit for the Company’s Twin Peaks and Smokey Bones restaurant brands. The distribution (“Spin-Off”) of shares of Twin Common Stock was made on a pro rata basis to all holders of the Company’s Class A Common stock and Class B Common Stock of the Company as of the close of trading on January 27, 2025 (the “record date”). The distribution took the form of a special dividend of 0.1520207 share of Twin Common Stock distributed with respect to each one share of the Company’s Class A Common Stock and Class B Common Stock outstanding as of the record date.

On January 29, 2025, the Company completed the Spin-Off. Following the completion of the Spin-Off, Twin Hospitality became an independent, publicly traded company, and the Twin Common Stock began trading on the Nasdaq Global Market under the ticker symbol “TWNP”.

In connection with the Spin-Off, on January 24, 2025, the Company entered into a Master Separation Agreement (the “Master Separation Agreement”) and Tax Matters Agreement (the “Tax Matters Agreement”) with Twin Hospitality, which provide a framework for Twin Hospitality’s on-going relationship with FAT Brands following the Spin-Off. Pursuant to the Master Separation Agreement, on January 24, 2025, the Company exchanged its initial founder’s shares in Twin Hospitality (representing 100% of the issued and outstanding capital stock of Twin Hospitality) for 47,298,271 shares of Twin Hospitality’s Class A Common Stock and 2,870,000 shares of Twin Hospitality’s Class B Common Stock. In connection with the Spin-Off, on January 29, 2025, FAT Brands distributed 2,659,412 shares of Twin Hospitality Class A Common Stock to the FAT Brands Common Stockholders and recognized a $5.2 million non-controlling interest on its condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders' deficit.

For financial accounting purposes, Twin Hospitality is a "controlled company" and FAT Brands is the "controlling stockholder". FAT Brands’ present controlling ownership of voting power of the outstanding shares of Twin Hospitality's common stock is approximately 98.6% (comprised of 94.4% of Class A Common Stock and 100% of Class B Common Stock) with the remaining 5.6% of Class A Common Stock constituting a non-controlling interest. FAT Brands will continue to consolidate 100% of Twin Hospitality and its subsidiaries into its consolidated financial statements. The portion of the non-controlling interest is segregated and presented as a separate line item on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended March 30, 2025 and March 31, 2024, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 28, 2025 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of March 30, 2025, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of March 30, 2025, the Company had approximately 2,300 locations open or under construction, of which approximately 92% were franchised.
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
Results of Operations
We operate on a 52-week or 53-week fiscal year ending on the last Sunday of the calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations. In a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations, which may cause our revenue, expenses and other results of operations to be higher due to an additional week of operations. The 2025 fiscal year is a 52-week year. The 2024 fiscal year was also a 52-week year.

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen weeks ended March 30, 2025 and March 31, 2024.
(dollars in thousands)

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Statements of Operations Data:

Revenue
Royalties	$21,773	$21,947
Restaurant sales	99,415	105,938
Advertising fees	9,764	9,796
Factory revenues	8,811	9,474
Franchise fees	1,190	1,481
Other revenue	1,066	3,331
Total revenue	142,019	151,967

Costs and expenses
General and administrative expense	33,043	30,005
Cost of restaurant and factory revenues	96,097	99,050
Depreciation and amortization	10,391	10,194
Refranchising (gain) loss	(22)	1,508
Advertising fees	11,076	12,592
Total costs and expenses	150,585	153,349

Loss from operations	(8,566)	(1,382)

Total other expense, net	(35,976)	(33,410)

Loss before income tax provision	(44,542)	(34,792)

Income tax provision	(1,769)	(3,524)

Net loss	(46,311)	(38,316)

Less: Net loss attributable to non-controlling interest	(342)	—

Net loss attributable to FAT Brands Inc.	$(45,969)	$(38,316)
For the Thirteen Weeks Ended March 30, 2025 and March 31, 2024:
Revenue - Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue decreased $9.9 million, or 6.5%, in the first quarter of 2025 to $142.0 million compared to $152.0 million in the same period of 2024 primarily driven by a decrease in restaurant revenue resulting from certain planned restaurant closures for restaurant conversions.

Costs and expenses – Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising net loss and advertising fees. Costs and expenses decreased $2.8 million, or 1.8%, in the first quarter of 2025 to $150.6 million compared to the same period in the prior year, primarily due to decreased activity from Company-owned restaurants.
General and administrative expense increased $3.0 million, or 10.1%, in the first quarter of 2025 to $33.0 million compared to $30.0 million in the same period in the prior year, primarily due to the increased professional fees related to pending litigation.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and decreased $3.0 million, or 3.0%, in the first quarter of 2025 to $96.1 million compared to $99.1 million in the same period in the prior year, primarily due to the decreased costs at company-owned restaurants and factory revenue.
Depreciation and amortization increased $0.2 million, or 1.9% in the first quarter of 2025 to $10.4 million compared to $10.2 million in the same period in the prior year, primarily due to the depreciation of new property and equipment at company-owned restaurant locations.
Refranchising net gain in the first quarter of 2025 of $22.0 thousand was comprised of restaurant operating gain, net of food sales. Refranchising net loss in the first quarter of 2024 of $1.5 million was comprised of $1.0 million of restaurant operating costs, net of food sales, and $0.5 million of loss on store sales or closures.
Advertising expenses decreased $1.5 million in the first quarter of 2025 to $11.1 million compared to $12.6 million in the same period in the prior year. These expenses vary in relation to advertising revenues.
Total other expense, net, for the first quarter of 2025 and 2024 was $36.0 million and $33.4 million, respectively, which is inclusive of interest expense of $35.9 million and $34.0 million, respectively. Total other expense, net, for the first quarter of 2024 also consisted of a $0.4 million net loss on the extinguishment of debt.
Income tax provision – The effective rate was 4.0% and 10.1% for the first quarter of 2025 and 2024, respectively. The difference in effective rate was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the thirteen weeks ended March 30, 2025 consisted of cash on hand at the beginning of the period and net proceeds of $25.0 million from the sale of secured debt as discussed in Note 8 of the accompanying condensed consolidated financial statements.
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

Comparison of Cash Flows
Our cash and restricted cash balance was $59.3 million as of March 30, 2025, compared to $67.4 million as of December 29, 2024.
The following table summarizes key components of our consolidated cash flows for the 13 weeks ended March 30, 2025 and March 31, 2024:
For the Thirteen Weeks Ended
(in millions)

	March 30, 2025	March 31, 2024
Net cash used in operating activities	$(13.2)	$(28.5)
Net cash used in investing activities	—	(8.0)
Net cash provided by financing activities	5.2	40.4
Net cash flows	$(8.0)	$3.9
Operating Activities
Net cash used in operating activities decreased $15.2 million in the thirteen weeks ended March 30, 2025 to $13.2 million compared to $28.4 million in the same period in fiscal 2024, primarily due to changes in working capital.
Investing Activities
Net cash used in investing activities of $24,000 in the thirteen weeks ended March 30, 2025, compared to net cash used in investing activities of $8.0 million in the same period of fiscal 2024, primarily driven by decrease in purchases of property and equipment in connection with company-owned restaurants in addition to the payment of the acquisition purchase price payable of $4.0 million during the quarter ended March 31, 2024.
Financing Activities
Net cash provided by financing activities was $5.2 million in the thirteen weeks ended March 30, 2025 compared to $40.4 million in the same period in fiscal 2024, and is primarily comprised of proceeds from borrowings, partially offset by repayments of borrowings and dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
During the thirteen weeks ended March 30, 2025, we declared and paid cash dividends totaling $2.2 million on our Series B Cumulative Preferred Stock. No dividends were declared or paid on our Class A common stock or Class B common stock. We have paused the payment of cash dividends on our Series B Cumulative Preferred Stock beginning with the monthly dividend period for May 2025, which dividends will accrue and cumulate on our Series B Cumulative Preferred Stock until paid at the customary rate of $2.0625 per year, or $2.50 per year if unpaid for 12 monthly periods. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements, contractual restrictions and other factors. There can be no assurance that we will declare and pay dividends in future periods.
Capital Expenditures
As of March 30, 2025, we do not have any material commitments for capital expenditures.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 29, 2024 filed on February 28, 2025. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2024 filed on February 28, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended March 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on February 28, 2025, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in such factors discussed in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement, dated as of January 24, 2025, by and between FAT Brands Inc. and Twin Hospitality Group Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Twin Hospitality Group Inc. on January 30, 2025.
10.1	Tax Matters Agreement, dated as of January 24, 2025, by and between FAT Brands Inc. and Twin Hospitality Group Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Twin Hospitality Group Inc. on January 30, 2025.
10.2	Omnibus Amendment No. 1, dated March 28, 2025, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, the Guarantors named therein, UMB Bank, N.A., as trustee and securities intermediary, and each Noteholder named therein.	8-K	10.1	4/3/2025
31.1	Co-Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Co-Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

May 9, 2025	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)