Form 10-Q/A
period 2025-03-30
Fat Brands, Inc
filed 2025-05-12
CIK 1705012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the quarter ended March 30, 2025 (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission (“SEC”) on May 9, 2025, is solely to amend Exhibit 32.1 to include Taylor Wiederhorn, who was recently appointed as Co-Chief Executive Officer, in place of our former Co-Chief Executive Officer who was inadvertently included in the exhibit.

This Amendment contains only the Cover Page, this Explanatory Note, Item 6 of Part II, the Signature Page and the certifications attached to this Amendment as Exhibits 31.1, 31.2 and 32.1. No other changes have been made to the Original Form 10-Q as filed with the SEC on May 9, 2025. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

2

ITEM 6. EXHIBITS

		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement, dated as of January 24, 2025, by and between FAT Brands Inc. and Twin Hospitality Group Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Twin Hospitality Group Inc. on January 30, 2025.
10.1	Tax Matters Agreement, dated as of January 24, 2025, by and between FAT Brands Inc. and Twin Hospitality Group Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Twin Hospitality Group Inc. on January 30, 2025.
10.2	Omnibus Amendment No. 1, dated March 28, 2025, by and among FAT Brands Inc., FAT Brands Fazoli’s Native I, LLC, the Guarantors named therein, UMB Bank, N.A., as trustee and securities intermediary, and each Noteholder named therein.	8-K	10.1	4/3/2025
31.1	Co-Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Co-Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

* Previously furnished with the Original Form 10-Q.

3

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

4