Form 10-Q
period 2025-06-29
Fat Brands, Inc
filed 2025-07-31
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of July 28, 2025, there were 16,614,400 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
June 29, 2025

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 29, 2025	December 29, 2024
		Audited
Assets
Current assets
Cash	$7,648	$23,383
Restricted cash	25,784	25,239
Accounts receivable, net	16,111	19,422
Inventory	7,729	8,420
Assets classified as held-for-sale	—	370
Other current assets	13,779	11,200
Total current assets	71,051	88,034
Non-current restricted cash	10,488	18,767
Operating lease right-of-use assets	196,000	198,091
Goodwill	285,337	285,337
Other intangible assets, net	587,894	595,689
Property and equipment, net	89,837	97,390
Other assets	7,153	5,870
Total assets	$1,247,760	$1,289,178

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable	$42,489	$38,725
Accrued expenses and other liabilities	79,898	68,084
Deferred income, current portion	2,200	2,275
Accrued advertising	6,484	5,307
Accrued interest payable	34,887	24,837
Dividend payable on preferred shares	4,429	1,389
Liabilities related to assets classified as held-for-sale	—	393
Operating lease liability, current portion	15,756	16,229
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	57,702	49,241
Total current liabilities	335,681	298,316

Deferred income, net of current portion	19,371	20,347
Deferred income tax liabilities, net	14,584	13,772
Operating lease liability, net of current portion	198,941	200,132
Long-term debt, net of current portion	1,218,217	1,208,997
Other liabilities	4,166	3,326
Total liabilities	1,790,960	1,744,890

Commitments and contingencies (Note 13)

Stockholders’ deficit
Preferred stock and additional paid-in-capital, $0.0001 par value; 15,000,000 shares authorized; 4,493,582 shares issued and outstanding at June 29, 2025 and 3,591,706 shares issued and outstanding at December 29, 2024; liquidation preference $25 per share	41,461	40,837
Class A common stock and Class B common stock and additional paid-in capital as of June 29, 2025: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 17,885,205 shares issued and outstanding (Class A 16,614,400, Class B 1,270,805). Common stock and additional paid-in capital as of December 29, 2024: $0.0001 par value; 51,600,000 shares authorized; 17,254,683 shares issued and outstanding (Class A 15,983,878, Class B 1,270,805)	(24,357)	(37,925)
Accumulated deficit	(553,563)	(458,624)
Stockholders’ deficit attributable to FAT Brands Inc.	(536,459)	(455,712)
Non-controlling interest	(6,741)	—
Total stockholders' deficit	(543,200)	(455,712)
Total liabilities and stockholders' deficit	$1,247,760	$1,289,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Revenue
Royalties	$22,169	$23,318	$43,942	$45,265
Restaurant sales	102,388	107,410	201,803	213,348
Advertising fees	9,667	10,065	19,431	19,861
Factory revenues	10,250	9,636	19,061	19,110
Franchise fees	1,124	1,113	2,314	2,594
Other revenue	1,238	498	2,304	3,829
Total revenue	146,836	152,040	288,855	304,007

Costs and expenses
General and administrative expense	44,415	29,558	77,458	59,563
Cost of restaurant and factory revenues	98,050	100,113	194,147	199,163
Depreciation and amortization	8,382	10,246	18,773	20,440
Refranchising (gain) loss	(9)	175	(31)	1,683
Advertising fees	11,548	14,651	22,624	27,243
Total costs and expenses	162,386	154,743	312,971	308,092

Loss from operations	(15,550)	(2,703)	(24,116)	(4,085)

Other (expense) income, net
Interest expense	(34,952)	(29,586)	(66,396)	(59,209)
Interest expense related to preferred shares	(4,417)	(4,417)	(8,835)	(8,835)
Net (loss) gain on extinguishment of debt	—	—	(151)	427
Other income (loss), net	7	(752)	44	(548)
Total other expense, net	(39,362)	(34,755)	(75,338)	(68,165)

Loss before income tax provision	(54,912)	(37,458)	(99,454)	(72,250)

Income tax provision	(457)	(1,901)	(2,226)	(5,425)

Net loss	(55,369)	(39,359)	(101,680)	(77,675)

Less: Net loss attributable to non-controlling interest	(1,181)	—	(1,523)	—

Net loss attributable to FAT Brands Inc.	$(54,188)	$(39,359)	$(100,157)	$(77,675)

Net loss attributable to FAT Brands Inc.	$(54,188)	$(39,359)	$(100,157)	$(77,675)
Dividends on preferred shares	(2,310)	(1,920)	(4,541)	(3,801)
	$(56,498)	$(41,279)	$(104,698)	$(81,476)

Basic and diluted loss per common share	$(3.17)	$(2.43)	$(5.91)	$(4.80)
Basic and diluted weighted average shares outstanding	17,821,815	17,007,352	17,702,122	16,977,376
Cash dividends declared per common share	$—	$0.14	$—	$0.28
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Twenty-Six Weeks Ended June 29, 2025

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at December 29, 2024	15,983,878	1,270,805	$2	$—	$(37,927)	$(37,925)	3,951,706	$—	$40,837	$40,837	$(458,624)	$(455,712)	$—	$(455,712)
Net loss	—	—	—	—	—	—	—	—	—	—	(100,157)	(100,157)	(1,523)	(101,680)
Issuance of common and preferred stock	567,425	—	—	—	436	436	541,876	—	5,165	5,165		5,601	—	5,601
Share-based compensation	—	—	—	—	13,132	13,132	—	—	—	—		13,132	—	13,132
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(4,541)	(4,541)		(4,541)	—	(4,541)
Dividend of Twin Hospitality Group Inc. Class A common stock	—	—	—	—	—	—	—	—	—	—	5,218	5,218	(5,218)	—
Balance at June 29, 2025	16,551,303	1,270,805	$2	$—	$(24,359)	$(24,357)	4,493,582	$—	$41,461	$41,461	$(553,563)	$(536,459)	$(6,741)	$(543,200)
For the Twenty-Six Weeks Ended June 30, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at December 31, 2023	15,629,294	1,270,805	$2	$—	$(31,191)	$(31,189)	3,591,804	$—	$44,103	$44,103	$(268,777)	$(255,863)	$—	$(255,863)
Net loss	—	—	—	—	—	—	—	—	—	—	(77,675)	(77,675)	—	(77,675)
Issuance of common and preferred stock	113,221	—	—	—	104	104	121,079	—	1,930	1,930	—	2,034	—	2,034
Share-based compensation	—	—	—	—	1,422	1,422	—	—	—	—	—	1,422	—	1,422
Dividends paid on common stock	—	—	—	—	(4,757)	(4,757)	—	—	—	—	—	(4,757)	—	(4,757)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(3,801)	(3,801)	—	(3,801)	—	(3,801)
Balance at June 30, 2024	15,742,515	1,270,805	$2	$—	$(34,422)	$(34,420)	3,712,883	$—	$42,232	$42,232	$(346,452)	$(338,640)	$—	$(338,640)

For the Thirteen Weeks Ended June 29, 2025

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at March 30, 2025	16,550,997	1,270,805	$2	$—	$(37,356)	$(37,354)	4,352,423	$—	$42,793	$42,793	$(499,375)	$(493,936)	$(5,560)	$(499,496)
Net loss	—	—	—	—	—	—	—	—	—	—	(54,188)	(54,188)	(1,181)	(55,369)
Issuance of common and preferred stock	306	—	—	—	232	232	141,159	—	978	978		1,210	—	1,210
Share-based compensation	—	—	—	—	12,765	12,765	—	—	—	—		12,765	—	12,765
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(2,310)	(2,310)		(2,310)	—	(2,310)
Balance at June 29, 2025	16,551,303	1,270,805	$2	$—	$(24,359)	$(24,357)	4,493,582	$—	$41,461	$41,461	$(553,563)	$(536,459)	$(6,741)	$(543,200)

For the Thirteen Weeks Ended June 30, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at March 31, 2024	15,701,465	1,270,805	$2	$—	$(32,758)	$(32,756)	3,650,587	$—	$43,083	$43,083	$(307,093)	$(296,766)	$—	$(296,766)
Net loss	—	—	—	—	—	—	—	—	—	—	(39,359)	(39,359)	—	(39,359)
Issuance of common and preferred stock	41,050	—	—	—	39	39	62,296	—	1,068	1,068	—	1,108	—	1,108
Share-based compensation	—	—	—	—	677	677	—	—	—	—	—	677	—	677
Dividends paid on common stock	—	—	—	—	(2,380)	(2,380)	—	—	—	—	—	(2,380)	—	(2,380)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(1,920)	(1,920)	—	(1,920)	—	(1,920)
Balance at June 30, 2024	15,742,515	1,270,805	$2	$—	$(34,422)	$(34,420)	3,712,883	$—	$42,232	$42,232	$(346,452)	$(338,640)	$—	$(338,640)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Twenty-Six Weeks Ended June 29, 2025 and June 30, 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(101,680)	$(77,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	812	4,107
Depreciation and amortization	18,773	20,440
Share-based compensation	13,132	1,422
Operating lease assets and liabilities	162	3,112
Accretion of loan fees and interest	7,212	11,741
Net loss (gain) on extinguishment of debt	151	(427)
Provision for bad debts	1,201	(1,561)
Loss on disposal of fixed assets	77	158
Change in:
Accounts receivable	2,110	853
Inventory	691	440
Other current and noncurrent assets	(1,441)	(3,731)
Deferred income	(1,051)	230
Accounts payable	3,764	(3,851)
Accrued expenses and other liabilities	2,502	699
Accrued advertising	1,177	(1,419)
Accrued interest payable	10,050	4,513
Other current and noncurrent liabilities	2,234	(1,665)
Total adjustments	61,556	35,061
Net cash used in operating activities	(40,124)	(42,614)

Cash flows from investing activities:
Purchases of property and equipment	(6,949)	(14,338)
Proceeds from sale of property and equipment	4,432	—
Payments received on notes receivable	90	162
Payment of acquisition purchase price payable	—	(4,000)
Net cash used in investing activities	(2,427)	(18,176)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	56,108	93,670
Repayments of borrowings	(39,457)	(45,146)
Proceeds from issuance of common and preferred shares	5,352	2,034
Dividends paid on common shares	—	(4,757)
Dividends paid on preferred shares	(2,921)	(3,801)
Net cash provided by financing activities	19,082	42,000

Net decrease in cash and restricted cash	(23,469)	(18,790)
Cash and restricted cash at beginning of the period	67,389	91,903
Cash and restricted cash at end of the period	$43,920	$73,113

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,883	$58,546
Cash paid for income taxes	$802	$1,456

Supplemental schedule of non-cash financing activity:
Dividend of Twin Hospitality Group Inc. Class A common stock	$5,218	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of June 29, 2025, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of June 29, 2025, the Company had approximately 2,300 locations open and under construction, of which approximately 92% were franchised.
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
Liquidity
The Company recognized loss from operations of $24.1 million and $4.1 million during the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. The Company had negative cash flow from operations of $40.1 million and $42.6 million during the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. The Company has a history of net losses and an accumulated deficit of $553.6 million as of June 29, 2025. Additionally, the Company had negative working capital of $264.6 million. Of this amount, $91.8 million represents redeemable preferred stock as discussed in Note 9. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $7.6 million of unrestricted cash at June 29, 2025 and plans on the combination of cash flows from operations, cash on hand, $73.5 million of issued but not sold aggregate principal amount of fixed rate secured notes and $75.4 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 8) to be sufficient to cover any working capital requirements for the next twelve months from the date of this report. If the Company does not achieve its operating plan, additional forms of financing may be required through the issuance of debt or equity. Although management believes it will have access to financing, no assurances can be given that such financing will be available on acceptable terms, in a timely manner or at all.
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

The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held-for-sale, and have been classified accordingly in the accompanying condensed consolidated balance sheets as of June 29, 2025 and December 29, 2024 (in millions):

	June 29, 2025	December 29, 2024

Operating lease right-of-use assets	$—	$0.4
Total	$—	$0.4
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $0.4 million have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of December 29, 2024.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Restaurant costs and expenses, net of revenue	$—	$(0.3)	$—	$0.7
Loss on store sales or closures	—	0.5	—	1.0
Refranchising (gain) loss	$—	$0.2	$—	$1.7

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	June 29, 2025	December 29, 2024
Real estate	$91.2	$89.6
Equipment	58.0	57.3
	149.2	146.9
Accumulated depreciation	(59.4)	(49.5)
Property and equipment, net	$89.8	$97.4
Depreciation expense during the thirteen weeks ended June 29, 2025 and June 30, 2024 was $4.0 million and $5.1 million, respectively. Depreciation expense during the twenty-six weeks ended June 29, 2025 and June 30, 2024 was $10.0 million and $11.6 million, respectively.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings. Loss on disposals during the twenty-six weeks ended June 29, 2025 and June 30, 2024 was $0.1 million and $0.2 million, respectively. Loss on disposals during the thirteen weeks ended June 29, 2025 and June 30, 2024 was $0.02 million and $0.2 million, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 29, 2024	$142.0	$285.3	$453.7
Amortization	(7.8)	—	—
June 29, 2025	$134.2	$285.3	$453.7
Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	June 29, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$118.3	$(39.0)	$79.3	$118.3	$(34.2)	$84.1
Customer relationships	73.9	(22.5)	51.4	73.9	(19.6)	54.3
Other	4.1	(0.6)	3.5	4.1	(0.5)	3.6
	$196.3	$(62.1)	$134.2	$196.3	$(54.3)	$142.0

Non-amortizing intangible assets
Trademarks			453.7			453.7
Total amortizing and non-amortizing intangible assets, net			$587.9			$595.7
Amortization expense for the thirteen weeks ended June 29, 2025 and June 30, 2024 was $3.9 million. Amortization expense for the twenty-six weeks ended June 29, 2025 and June 30, 2024 was $7.8 million.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2025	$7.8
2026	15.6
2027	15.6
2028	15.9
2029	15.0
Thereafter	64.3
Total	$134.2
NOTE 6. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Provision for income taxes	$(0.5)	$(1.9)	$(2.2)	$(5.4)
Effective tax rate	0.8%	5.1%	2.2%	7.5%

The difference between the statutory tax rate of 21% and the effective tax rates of 0.8% and 2.2% in the thirteen and twenty-six weeks ended June 29, 2025, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rates of 5.1% and 7.5% in the thirteen and twenty-six weeks ended June 30, 2024, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
NOTE 7. LEASES
The Company recognized lease expense of $8.2 million and $7.9 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively. The Company recognized lease expense of $15.2 million and $16.1 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	June 29, 2025	December 29, 2024

Operating lease right-of-use assets	$196.0	$198.1
Right-of-use assets classified as held-for-sale	—	0.4
Total right-of-use assets	$196.0	$198.5

Operating lease liabilities	$214.7	$216.4
Lease liabilities related to assets held-for-sale	—	0.4
Total operating lease liabilities	$214.7	$216.8
The contractual future maturities of the Company’s operating lease liabilities as of June 29, 2025, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2025	$15.4
2026	29.4
2027	28.8
2028	26.3
2029	25.6
Thereafter	312.2
Total lease payments	$437.7
Less: imputed interest	(223.0)
Total	$214.7

The current portion of the operating lease liability as of June 29, 2025 was $15.8 million.
Supplemental cash flow information for the twenty-six weeks ended June 29, 2025 related to leases was as follows (in millions):

	Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$13.7	$15.0

Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$9.0	$8.1

NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

	June 29, 2025					December 29, 2024
	Final Maturity	Anticipated Call Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$134.9	$133.6	$134.4
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	267.1	263.9	265.2
Twin Peaks Securitization	10/26/2054	10/25/2027	7.00%	279.4	276.2	277.5
Fazoli's/Native Securitization	7/25/2051	7/27/2026	6.00%	124.3	124.3	125.4
FB Resid Securitization	7/25/2027		10.00%	53.9	53.8	53.8
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	45.0	43.1	42.7
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	100.6	98.8	98.9
Twin Peaks Securitization	10/26/2054	10/25/2027	9.00%	57.3	54.1	53.7
Fazoli's/Native Securitization	7/25/2051	7/27/2026	7.00%	16.2	16.2	24.2
FB Resid Securitization	7/25/2027		10.00%	56.0	55.9	55.9
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	15.5	15.4	15.5
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	44.1	42.1	49.2
Twin Peaks Securitization	10/26/2054	10/25/2027	10.00%	77.7	71.3	45.6
Total Securitized Debt				1,272.0	1,248.7	1,242.0

Elevation Note	7/19/2026	N/A	6.00%	1.8	1.7	2.0
Twin Peaks Equipment Notes	5/5/2027 to 7/31/2028	N/A	7.99% to 11.50%	4.1	4.1	4.7
Twin Peaks Construction Loan	10/1/2025	N/A	12.50%	—	—	3.2
Promissory Note I	7/25/2026	N/A	16.90% to 18.65%	8.5	8.3	6.3
Promissory Note II	7/25/2026	N/A	17.00%% to 18.65%%	4.1	4.0	—
Promissory Note III	6/30/2026	N/A	13.50%	10.0	9.1	—
Total Debt				$1,300.5	1,275.9	1,258.2
Current portion of long-term debt					(57.7)	(49.2)
Long-term Debt					$1,218.2	$1,209.0
Terms of Outstanding Debt
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
The material terms of the Securitization Notes contain covenants which are standard and customary for these types of agreements. As of June 29, 2025, the Company was in compliance with these covenants.

Fazoli's / Native Securitization
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
Retained Notes
During the twenty-six weeks ended June 29, 2025, the Company repurchased certain of its securitized notes to be held for resale to third party investors and sold certain of its securitized notes previously repurchased or issued and not sold (collectively, the "Retained Notes"). During the twenty-six weeks ended June 29, 2025, cash proceeds from the sale of Retained Notes and cash used to repurchase Retained Notes was $27.0 million and $17.9 million including accrued interest, respectively. As of June 29, 2025, the Company held $148.9 million of Retained Notes which have been eliminated in consolidation.

Construction Loan Agreement (Twin Peaks)
On September 20, 2024, an indirect subsidiary of the Company entered into a loan agreement to borrow $3.2 million with an initial maturity of October 1, 2025, bearing interest at 12.5% per annum and is secured by land and building of a new corporate restaurant. The construction loan was paid in full during the first quarter of 2025.
Promissory Note I

During 2024, one of our wholly-owned subsidiaries entered into a financing arrangement to borrow money, where the proceeds would be used for general corporate purposes. The total outstanding amount on the promissory note was $8.3 million as of June 29, 2025. The promissory note has a maturity date of July 25, 2026 and bears interest at fixed rates between 16.90% and 18.65% per annum.

Promissory Note II

During 2025, one of our wholly-owned subsidiaries entered into a financing arrangement to borrow money, where the proceeds would be used for general corporate purposes. The total outstanding amount on the promissory note was $4.0 million as of June 29, 2025. The promissory note has a maturity date of July 25, 2026 and bears interest at fixed rates between 17.00% and 18.65% per annum.

Promissory Note III

During 2025, one of our wholly-owned subsidiaries entered into a financing arrangement to borrow money, where the proceeds would be used for general corporate purposes. The total outstanding amount on the promissory note was $9.1 million as of June 29, 2025. The promissory note has a maturity date of June 30, 2026 and bears interest at 13.50% per annum.

NOTE 9. REDEEMABLE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of June 29, 2025, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. During the thirteen weeks ended June 29, 2025 and June 30, 2024, the Company paid $0 and $0.8 million of interest, respectively. During the twenty-six weeks ended June 29, 2025 and June 30, 2024, the Company paid $0.6 million and $1.6 million of interest, respectively.

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
As of June 29, 2025, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the thirteen weeks ended June 29, 2025 and June 30, 2024 in the amount of $0.6 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the twenty-six weeks ended June 29, 2025 and June 30, 2024 in the amount of $1.2 million.

NOTE 10. SHARE-BASED COMPENSATION
Fat Brands Inc.
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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of June 29, 2025, there were 3,065,637 shares of stock options outstanding with a weighted average exercise price of $6.05.
During the thirteen and twenty-six weeks ended June 29, 2025, the Company granted a total of 25,000 and 257,544 stock options under the Plan with a grant date fair value of $9.1 thousand and $148.5 thousand, respectively. During the thirteen and twenty-six weeks ended June 30, 2024, the Company granted a total of 326,360 stock options under the Plan with a grant date fair value of $0.9 million. The related compensation expense will be recognized over the vesting period.
The Company recognized share-based compensation expense in the amount of $0.2 million and $0.7 million during the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively. The Company recognized share-based compensation expense in the amount of $0.6 million and $1.4 million during the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. As of June 29, 2025, there remains $0.7 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period of approximately 2.7 years, subject to future forfeitures.
Twin Hospitality Group Inc.
Twin Hospitality Group Inc. recognized share-based compensation expense in the amount of $12.6 million during the thirteen and twenty-six weeks ended June 29, 2025 and recorded within general and administrative expense on the accompanying condensed consolidated statements of operations and share-based compensation on the accompanying condensed consolidated statements of changes in stockholders' equity.
NOTE 11. WARRANTS
The Company’s warrant activity for the twenty-six weeks ended June 29, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 29, 2024	745,904	$2.53	0.6
Exercised	(567,425)	$0.94	0.5
Warrants outstanding and exercisable at June 29, 2025	178,479	$—	0.1
During the twenty-six weeks ended June 29, 2025, 567,425 warrants were exercised in exchange for 567,425 shares of common stock with net proceeds to the Company of $0.5 million.
On July 16, 2025, the common stock warrants (FATBW) issued by FAT Brands Inc. (the “Company”) on July 16, 2020 (the “Warrants”) expired by their terms and ceased to trade at 4:00 PM Eastern Time. Upon their expiration, the Warrants, which publicly traded under the symbol “FATBW," were removed from listing on the Nasdaq Stock Market LLC. The Company’s other listed securities (FAT, FATBB and FATBP) continue to trade on Nasdaq.

The Company’s transfer agent has established a two trading day broker protect period for any trades of the Warrants that occurred through the expiration date. In addition, any Warrants which were unexercised at the time of expiration will be automatically exercised via cashless exercise upon the termination of the underlying Warrant Agency Agreement on the 90-day anniversary of the expiration of the Warrants, or October 14, 2025.
NOTE 12. COMMON STOCK
On July 19, 2024, we entered into an Equity Distribution Agreement (the “Noble Sales Agreement”) with Noble Capital Markets, Inc. (the “Sales Agent”), pursuant to which we may offer and sell from time to time through the Sales Agent shares (the “Placement Shares”) of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock. During the three months ended June 29, 2025, pursuant to the Noble Sales Agreement, the Company sold and issued 141,159 shares of 8.25% Series B Cumulative Preferred Stock, at a weighted average share price of $7.01, paid the Sales Agent commissions of $29.7 thousand for such sales and received net proceeds of $1.0 million (net of fees and commissions) for such sales.
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

On May 10, 2024, the U.S. Department of Justice (“DOJ”) indicted the Company on two violations of Section 402 of the Sarbanes-Oxley Act for directly and indirectly extending and/or arranging for the extension of credit in 2019 and 2020 to former CEO Andrew Wiederhorn in the amount of $2.65 million. The indictment included charges against Mr. Wiederhorn, the Company’s former CFO, Rebecca Hershinger, and the Company’s former tax advisor. On July 29, 2025, the DOJ moved to dismiss the indictment against all defendants in the case without prejudice.

In May 2024, the SEC filed a complaint against the Company, claiming violations of Section 17(a)(2) of the Securities Act of 1933; Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(k), and 14(a) of the Securities Exchange Act of 1934; and Rules 10b-5(b), 12b-20, 13a-1, 13a-13, 14a-3, and 14a-9 thereunder. The SEC’s claims pertain principally to allegations that, for fiscal periods covering 2017 through 2020, the Company failed to disclose certain related party transactions, failed to disclose the salaries of Mr. Wiederhorn’s adult children working at the Company, failed to maintain proper books and records and internal accounting controls, made false or misleading statements regarding the Company’s liquidity and use of proceeds from certain transactions, and directly or indirectly extended credit to Mr. Wiederhorn in the form of a personal loan. The SEC’s complaint also names Mr. Wiederhorn, Ms. Hershinger, and the Company’s SVP of Finance, Ron Roe, as defendants. The SEC is seeking injunctive relief, disgorgement, and civil monetary penalties. The Company intends to vigorously defend itself against the SEC complaint.

Derivative Litigation
James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511-NAC). On June 10, 2021, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a stockholder derivative action (“Harris I”) in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn) and the Company’s current and former majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Since it was originally filed, the parties engaged in motion practice and substantial discovery, and the Company’s Board appointed a Special Litigation Committee. In January 2025, the principal parties to this matter participated in a mediation in Wilmington, DE and agreed in principle to settle this matter and the Harris II litigation. A Stipulation of Settlement was signed by the parties in July 2025, and is subject to approval of the Delaware court, as well as non-objection by the United States. We are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254-NAC). On March 17, 2022, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a stockholder derivative action (“Harris II”) in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn) and the Company’s majority stockholder, Fog Cutter Holdings, LLC. Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. Since it was originally filed, the parties engaged in motion practice and substantial discovery, and the Company’s Board appointed a Special Litigation Committee. In January 2025, the principal parties to this matter participated in a mediation in Wilmington, DE and agreed in principle to settle this matter and the Harris I litigation. A Stipulation of Settlement was signed by the parties in July 2025, and is subject to approval of the Delaware court, as well as non-objection by the United States. We are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Richard Collura v. Andrew A. Wiederhorn, et al. (Delaware Chancery Court, Case No. 2024-1305-NAC). In December 2024, plaintiff Richard Collura, a putative stockholder of the Company, filed a stockholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against certain of the Company’s current and former officers and directors (Andrew Wiederhorn, Kenneth Kuick, Robert Rosen, Ron Roe, John Allen, Kenneth Anderson, Donald Berchtold, Tyler Child, Lynne Collier, Mark Elenowitz, James Ellis, Peter Feinstein, Amy Forrestal, Matthew Green, Squire Junger, John Metz, James Neuhauser, Edward Rensi, Carmen Vidal, Mason Wiederhorn, Taylor Wiederhorn and Thayer Wiederhorn), and the Company’s majority stockholder, Fog Cutter Holdings, LLC. Plaintiff alleges that Mr. Wiederhorn and certain of the other defendants engaged in an unlawful scheme to distribute money to Mr. Wiederhorn and his family for their own personal benefit through 2020, which they allege attracted the attention of the U.S. Attorney’s office and the SEC, and that the Company indicated in public statements and filings that it was cooperating with the government investigations but allegedly was not actually cooperating and investigating the scheme, which caused the Company’s stock price to fall. Defendants dispute the premises and allegations of the lawsuit and intend to vigorously defend against the claims. On June 2, 2025, defendants Andrew Wiederhorn, Kenneth Kuick, Robert Rosen, Mason Wiederhorn, Taylor Wiederhorn, Thayer Wiederhorn, and Fog Cutter Holdings, LLC filed their answer to plaintiff’s complaint. The court subsequently granted defendants Squire Junger, James Neuhauser, Edward Rensi, John Allen, Tyler Child, Lynne Collier, Mark Elenowitz, James Ellis, Peter Feinstein, Matthew Green, John Metz, Kenneth Anderson, and Amy Forrestal an extension of time to answer, move, or otherwise respond to the complaint to September 23, 2025. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Other Litigation

Mitchell Kates v. FAT Brands, Inc., Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen (United States District Court for the Central District of California, Case No. 2:24-cv-04775-MWF-MAA). On June 7, 2024, plaintiff Mitchell Kates, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated thereunder, alleging that the defendants made false and misleading statements and omitted material facts necessary to make statements not misleading in the Company’s reports filed with the SEC under the 1934 Act related to the subject matter of the government investigations and litigation discussed above, the Company’s handling of these matters and its cooperation with the government. Plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. Plaintiff is seeking to certify the complaint as a class action and is seeking compensatory damages in an amount to be determined at trial. On February 21, 2025, the court granted plaintiff’s motion for appointment as lead plaintiff and approved The Rosen Law Firm, P.A. as lead counsel. Plaintiff filed his First Amended Complaint against defendants on April 6, 2025, which defendants moved to dismiss on June 6, 2025. Defendants’ motion is set to be heard on September 15, 2025. As this matter is still in the early stages, we cannot predict the outcome of this lawsuit.

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
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of June 29, 2025, the Company had accrued an aggregate of $5.1 million the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 14. GEOGRAPHIC INFORMATION
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
United States	$144.3	$149.7	$283.9	$299.2
Other countries	2.5	2.3	5.0	4.8
Total revenue	$146.8	$152.0	$288.9	$304.0
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the twenty-six weeks ended June 29, 2025 and June 30, 2024, no individual franchisee accounted for more than 10% of the Company’s revenue.

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

On June 4, 2025, (the "Effective Date") the Company entered into an Exchange Agreement with Twin Hospitality pursuant to which the Company exchanged assets due to it by Twin Hospitality for additional shares of Twin Common Stock at market value. In the transaction, the Company cancelled assets recorded as “due from affiliates” in its consolidated financial statements with a principal balance of $31.2 million in exchange for 7,139,667 shares of Twin Common Stock at $4.37 per share, which was the greater of (i) the Nasdaq Official Closing Price of the Common Stock on the date immediately preceding the Effective Date and (ii) the average Nasdaq Official Closing Price of the Common Stock for the five trading days immediately preceding the Effective Date.

For financial accounting purposes, Twin Hospitality is a "controlled company" and FAT Brands is the "controlling stockholder". FAT Brands’ present controlling ownership of voting power of the outstanding shares of Twin Hospitality's common stock is approximately 98.6% (comprised of 95.3% of Class A Common Stock and 100% of Class B Common Stock) with the remaining 4.7% of Class A Common Stock constituting a non-controlling interest. FAT Brands will continue to consolidate 100% of Twin Hospitality and its subsidiaries into its consolidated financial statements. The portion of the non-controlling interest is segregated and presented as a separate line item on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 28, 2025 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of June 29, 2025, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of June 29, 2025, the Company had approximately 2,300 locations open or under construction, of which approximately 92% were franchised.
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

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024.
(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Statements of Operations Data:

Revenue
Royalties	$22,169	$23,318	$43,942	$45,265
Restaurant sales	102,388	107,410	201,803	213,348
Advertising fees	9,667	10,065	19,431	19,861
Factory revenues	10,250	9,636	19,061	19,110
Franchise fees	1,124	1,113	2,314	2,594
Other revenue	1,238	498	2,304	3,829
Total revenue	146,836	152,040	288,855	304,007

Costs and expenses
General and administrative expense	44,415	29,558	77,458	59,563
Cost of restaurant and factory revenues	98,050	100,113	194,147	199,163
Depreciation and amortization	8,382	10,246	18,773	20,440
Refranchising (gain) loss	(9)	175	(31)	1,683
Advertising fees	11,548	14,651	22,624	27,243
Total costs and expenses	162,386	154,743	312,971	308,092

Loss from operations	(15,550)	(2,703)	(24,116)	(4,085)

Total other expense, net	(39,362)	(34,755)	(75,338)	(68,165)

Loss before income tax provision	(54,912)	(37,458)	(99,454)	(72,250)

Income tax provision	(457)	(1,901)	(2,226)	(5,425)

Net loss	(55,369)	(39,359)	(101,680)	(77,675)

Less: Net loss attributable to non-controlling interest	(1,181)	—	(1,523)	—

Net loss attributable to FAT Brands Inc.	$(54,188)	$(39,359)	$(100,157)	$(77,675)
For the twenty-six weeks ended June 29, 2025 and June 30, 2024:
Revenue
Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue decreased $15.2 million, or 5.0%, in the first two quarters of 2025 to $288.9 million compared to $304.0 million in the same period of 2024 primarily driven by a decrease in restaurant revenue resulting from the closure of five underperforming Smokey Bones locations, the temporary closure of one Smokey Bones location for conversion into a Twin Peaks lodge and lower same-store sales, partially offset by the opening of new Twin Peaks lodges.

Costs and expenses
General and administrative expense increased $17.9 million, or 30.0%, in the first two quarters of 2025 to $77.5 million compared to $59.6 million in the same period in the prior year, primarily due to increased share-based compensation related to Twin Hospitality Group Inc., increased professional fees related to pending litigation and the recognition of $2.1 million in Employee Retention Credits during the prior year period,
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and decreased $5.0 million, or 2.5%, in the first two quarters of 2025 to $194.1 million compared to $199.2 million in the same period in the prior year, primarily due to the decreased costs at company-owned restaurants and at the factory.
Depreciation and amortization decreased $1.7 million, or 8.2% in the first two quarters of 2025 to $18.8 million compared to $20.4 million in the same period in the prior year, primarily due to the planned closure of certain Company owned restaurant locations.
Advertising expenses decreased $4.6 million in the first two quarters of 2025 to $22.6 million compared to $27.2 million in the same period in the prior year. These expenses vary in relation to advertising revenues.
Total other expense, net, for the first two quarters of 2025 and 2024 was $75.3 million and $68.2 million, respectively, which is inclusive of interest expense of $75.2 million and $68.0 million. Total other expense, net, for the first two quarters of 2024 also consisted of a $0.4 million net gain on extinguishment of debt.
Income tax provision – The effective rate was 2.2% and 7.5% for the first two quarters of 2025 and 2024, respectively. The difference in effective rate was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
For the Thirteen Weeks Ended June 29, 2025 and June 30, 2024:
Revenue
Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue decreased $5.2 million, or 3.4%, in the second quarter of 2025 to $146.8 million compared to $152.0 million in the same period of 2024 primarily driven by a decrease in restaurant revenue resulting from the closure of five underperforming Smokey Bones locations, the temporary closure of one Smokey Bones location for conversion into a Twin Peaks lodge and lower same-store sales, partially offset by the opening of new Twin Peaks lodges.
Costs and expenses
Costs and expenses consist of general and administrative expense, cost of restaurant and factory revenues, depreciation and amortization, refranchising net (gain) loss and advertising fees. Costs and expenses increased $7.6 million, or 4.9%, in the second quarter of 2025 to $162.4 million compared to the same period in the prior year, primarily due to increased activity from Company-owned restaurants.
General and administrative expense increased $14.9 million, or 50.3%, in the second quarter of 2025 to $44.4 million compared to $29.6 million in the same period in the prior year, primarily due to increased share-based compensation expense related to Twin Hospitality Group Inc. and the recognition of $2.1 million in Employee Retention Credits during the prior year quarter.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and decreased $2.1 million, or 2.1%, in the second quarter of 2025 to $98.1 million compared to $100.1 million in the same period in the prior year, primarily due to the decreased costs at company-owned restaurants and at the factory.
Depreciation and amortization decreased $1.9 million, or 18.2% in the second quarter of 2025 to $8.4 million compared to $10.2 million in the same period in the prior year, primarily due to the planned closure of certain Company owned restaurant locations.
Advertising expenses decreased $3.1 million in the second quarter of 2025 to $11.5 million compared to $14.7 million in the same period in the prior year. These expenses vary in relation to advertising revenues.

Total other expense, net, for the second quarter of 2025 and 2024 was $39.4 million and $34.8 million, respectively, which is inclusive of interest expense of $39.4 million and $34.0 million, respectively.
Income tax provision – The effective rate was 0.8% and 5.1% for the second quarter of 2025 and 2024, respectively. The difference in effective rate was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the twenty-six weeks ended June 29, 2025 consisted of cash on hand at the beginning of the period and net proceeds of $27.0 million from the sale of secured debt as discussed in Note 8 of the accompanying condensed consolidated financial statements.
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
Comparison of Cash Flows
Our cash and restricted cash balance was $43.9 million as of June 29, 2025, compared to $67.4 million as of December 29, 2024.
The following table summarizes key components of our consolidated cash flows for the twenty-six weeks ended June 29, 2025 and June 30, 2024:
For the Twenty-Six Weeks Ended
(in millions)

	June 29, 2025	June 30, 2024
Net cash used in operating activities	$(40.1)	$(42.6)
Net cash used in investing activities	(2.4)	(18.2)
Net cash provided by financing activities	19.1	42.0
Net cash flows	$(23.4)	$(18.8)

Operating Activities
Net cash used in operating activities decreased $2.5 million in the twenty-six weeks ended June 29, 2025 to $40.1 million compared to $42.6 million in the same period of fiscal 2024, primarily due to higher debt service costs and changes in working capital.
Investing Activities
Net cash used in investing activities decreased $15.8 million in the twenty-six weeks ended June 29, 2025 to $2.4 million compared $18.2 million in the same period of fiscal 2024, primarily driven by decrease in purchases of property and equipment in addition to the payment of the acquisition purchase price payable of $4.0 million during the first two quarters of 2024.
Financing Activities
Net cash provided by financing activities decreased $22.9 million in the twenty-six weeks ended June 29, 2025 to $19.1 million compared to $42.0 million in the same period of fiscal 2024, and is primarily comprised of proceeds from borrowings, partially offset by repayments of borrowings and dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
During the twenty-six weeks ended June 29, 2025, we declared and paid cash dividends totaling $2.9 million on our Series B Cumulative Preferred Stock. No dividends were declared or paid on our Class A common stock or Class B common stock. We have paused the payment of cash dividends on our Series B Cumulative Preferred Stock beginning with the monthly dividend period for April 2025, which dividends will accrue and cumulate on our Series B Cumulative Preferred Stock until paid at the customary rate of $2.0625 per year, or $2.50 per year if unpaid for 12 monthly periods.
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
Capital Expenditures
As of June 29, 2025, we do not have any material commitments for capital expenditures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended June 29, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 29, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

FAT BRANDS INC.

July 31, 2025	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory for the registrant)