Form 10-Q
period 2025-09-28
Fat Brands, Inc
filed 2025-11-12
CIK 1705012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of November 7, 2025, there were 16,668,520 shares of Class A common stock and 1,270,805 shares of Class B common stock outstanding.

FAT BRANDS INC.
QUARTERLY REPORT ON FORM 10-Q
September 28, 2025

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAT BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 28, 2025	December 29, 2024
		Audited
Assets
Current assets
Cash	$2,052	$23,383
Restricted cash	11,965	25,239
Accounts receivable, net	13,986	19,422
Inventory	7,449	8,420
Assets classified as held-for-sale	—	370
Other current assets	13,692	11,200
Total current assets	49,144	88,034
Non-current restricted cash	8,641	18,767
Operating lease right-of-use assets	188,875	198,091
Goodwill	285,337	285,337
Other intangible assets, net	584,004	595,689
Property and equipment, net	87,185	97,390
Other assets	7,440	5,870
Total assets	$1,210,626	$1,289,178

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable	$47,689	$38,725
Accrued expenses and other liabilities	88,616	68,084
Deferred income, current portion	2,162	2,275
Accrued advertising	9,177	5,307
Accrued interest payable	38,999	24,837
Dividend payable on preferred shares	8,868	1,389
Liabilities related to assets classified as held-for-sale	—	393
Operating lease liability, current portion	15,359	16,229
Redeemable preferred stock	91,836	91,836
Long-term debt, current portion	1,263,470	49,241
Total current liabilities	1,566,176	298,316

Deferred income, net of current portion	18,331	20,347
Deferred income tax liabilities, net	15,140	13,772
Operating lease liability, net of current portion	198,994	200,132
Long-term debt, net of current portion	2,459	1,208,997
Other liabilities	3,327	3,326
Total liabilities	1,804,427	1,744,890

Commitments and contingencies (Note 13)

Stockholders’ deficit
Preferred stock and additional paid-in-capital, $0.0001 par value; 15,000,000 shares authorized; 4,493,582 shares issued and outstanding at September 28, 2025 and 3,591,706 shares issued and outstanding at December 29, 2024; liquidation preference $25 per share	39,144	40,837
Class A common stock and Class B common stock and additional paid-in capital as of September 28, 2025: $0.0001 par value per share; 51,600,000 shares authorized (Class A 50,000,000, Class B 1,600,000); 17,885,205 shares issued and outstanding (Class A 16,614,400, Class B 1,270,805). Common stock and additional paid-in capital as of December 29, 2024: $0.0001 par value; 51,600,000 shares authorized; 17,254,683 shares issued and outstanding (Class A 15,983,878, Class B 1,270,805)	(13,186)	(37,925)
Accumulated deficit	(611,782)	(458,624)
Stockholders’ deficit attributable to FAT Brands Inc.	(585,824)	(455,712)
Non-controlling interest	(7,977)	—
Total stockholders' deficit	(593,801)	(455,712)
Total liabilities and stockholders' deficit	$1,210,626	$1,289,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Revenue
Royalties	$21,582	$22,353	$65,524	$67,618
Restaurant sales	96,643	99,238	298,446	312,587
Advertising fees	9,143	9,708	28,573	29,569
Factory revenues	9,649	9,490	28,711	28,599
Franchise fees	1,503	2,576	3,817	5,170
Other revenue	1,489	—	3,792	3,829
Total revenue	140,009	143,365	428,863	447,372

Costs and expenses
General and administrative expense	42,665	34,481	120,125	94,044
Cost of restaurant and factory revenues	94,613	96,792	288,760	295,955
Depreciation and amortization	7,909	10,736	26,682	31,176
Refranchising loss (gain)	24	157	(7)	1,840
Advertising fees	12,164	10,032	34,787	37,275
Total costs and expenses	157,375	152,198	470,347	460,290

Loss from operations	(17,366)	(8,833)	(41,484)	(12,918)

Other (expense) income, net
Interest expense	(37,101)	(31,109)	(103,496)	(90,318)
Interest expense related to preferred shares	(4,418)	(4,418)	(13,253)	(13,253)
Net gain on extinguishment of debt	357	—	206	427
Other income (loss), net	173	(252)	218	(800)
Total other expense, net	(40,989)	(35,779)	(116,325)	(103,944)

Loss before income tax provision	(58,355)	(44,612)	(157,809)	(116,862)

Income tax provision	1,100	143	3,326	5,568

Net loss	(59,455)	(44,755)	(161,135)	(122,430)

Less: Net loss attributable to non-controlling interest	1,236	—	2,759	—

Net loss attributable to FAT Brands Inc.	$(58,219)	$(44,755)	$(158,376)	$(122,430)

Net loss attributable to FAT Brands Inc.	$(58,219)	$(44,755)	$(158,376)	$(122,430)
Dividends on preferred shares	(2,317)	(1,935)	(6,858)	(5,736)
	$(60,536)	$(46,690)	$(165,234)	$(128,166)

Basic and diluted loss per common share	$(3.39)	$(2.74)	$(9.30)	$(7.54)
Basic and diluted weighted average shares outstanding	17,872,052	17,052,007	17,758,765	16,999,889
Cash dividends declared per common share	$—	$0.14	$—	$0.42
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)
For the Thirty-Nine Weeks Ended September 28, 2025

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at December 29, 2024	15,983,878	1,270,805	$2	$—	$(37,927)	$(37,925)	3,951,706	$—	$40,837	$40,837	$(458,624)	$(455,712)	$—	$(455,712)
Net loss	—	—	—	—	—	—	—	—	—	—	(158,376)	(158,376)	(2,759)	(161,135)
Issuance of common and preferred stock	630,522	—	—	—	436	436	541,876	—	5,165	5,165	—	5,601	—	5,601
Issuance of warrants	—	—	—	—	7,631	7,631	—	—	—	—	—	7,631	—	7,631
Share-based compensation	—	—	—	—	16,673	16,673	—	—	—	—	—	16,673	—	16,673
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(6,858)	(6,858)	—	(6,858)	—	(6,858)
Dividend of Twin Hospitality Group Inc. Class A common stock	—	—	—	—	—	—	—	—	—	—	5,218	5,218	(5,218)	—
Balance at September 28, 2025	16,614,400	1,270,805	$2	$—	$(13,188)	$(13,186)	4,493,582	$—	$39,144	$39,144	$(611,782)	$(585,824)	$(7,977)	$(593,801)
For the Thirty-Nine Weeks Ended September 29, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at December 31, 2023	15,629,294	1,270,805	$2	$—	$(31,191)	$(31,189)	3,591,804	$—	$44,103	$44,103	$(268,777)	$(255,863)	$—	$(255,863)
Net loss	—	—	—	—	—	—	—	—	—	—	(122,430)	(122,430)	—	(122,430)
Issuance of common and preferred stock	206,369	—	—	—	322	322	190,655	—	2,739	2,739	—	3,061	—	3,061
Share-based compensation	—	—	—	—	1,961	1,961	—	—	—	—	—	1,961	—	1,961
Dividends paid on common stock	—	—	—	—	(7,143)	(7,143)	—	—	—	—	—	(7,143)	—	(7,143)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(5,736)	(5,736)	—	(5,736)	—	(5,736)
Balance at September 29, 2024	15,835,663	1,270,805	$2	$—	$(36,051)	$(36,049)	3,782,459	$—	$41,106	$41,106	$(391,207)	$(386,150)	$—	$(386,150)

For the Thirteen Weeks Ended September 28, 2025

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at June 29, 2025	16,551,303	1,270,805	$2	$—	$(24,359)	$(24,357)	4,493,582	$—	$41,461	$41,461	$(553,563)	$(536,459)	$(6,741)	$(543,200)
Net loss	—	—	—	—	—	—	—	—	—	—	(58,219)	(58,219)	(1,236)	(59,455)
Issuance of common and preferred stock	63,097	—	—	—	—	—	—	—	—	—		—	—	—
Issuance of warrants	—	—	—	—	7,631	7,631	—	—	—	—	—	7,631	—	7,631
Share-based compensation	—	—	—	—	3,540	3,540	—	—	—	—	—	3,540	—	3,540
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(2,317)	(2,317)	—	(2,317)	—	(2,317)
Balance at September 28, 2025	16,614,400	1,270,805	$2	$—	$(13,188)	$(13,186)	4,493,582	$—	$39,144	$39,144	$(611,782)	$(585,824)	$(7,977)	$(593,801)
For the Thirteen Weeks Ended September 29, 2024

	Common Stock						Preferred Stock
	Class A Shares	Class B Shares	Class A Par Value	Class B Par Value	Additional Paid-In Capital	Total Common Stock	Shares	Par Value	Additional Paid-In Capital	Total Preferred Stock	Accumulated Deficit	Stockholders’ deficit attributable to FAT Brands Inc.	Non- Controlling Interest	Total Deficit
Balance at June 30, 2024	15,742,515	1,270,805	$2	$—	$(34,422)	$(34,420)	3,712,883	$—	$42,232	$42,232	$(346,452)	$(338,640)	$—	$(338,640)
Net loss	—	—	—	—	—	—	—	—	—	—	(44,755)	(44,755)	—	(44,755)
Issuance of common and preferred stock	93,148	—	—	—	218	218	69,576	—	809	809	—	1,027	—	1,027
Share-based compensation	—	—	—	—	539	539	—	—	—	—	—	539	—	539
Dividends paid on common stock	—	—	—	—	(2,386)	(2,386)	—	—	—	—	—	(2,386)	—	(2,386)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(1,935)	(1,935)	—	(1,935)	—	(1,935)
Balance at September 29, 2024	15,835,663	1,270,805	$2	$—	$(36,051)	$(36,049)	3,782,459	$—	$41,106	$41,106	$(391,207)	$(386,150)	$—	$(386,150)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAT BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirty-Nine Weeks Ended September 28, 2025 and September 29, 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(161,135)	$(122,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	1,368	3,751
Depreciation and amortization	26,682	31,176
Share-based compensation	16,673	1,961
Operating lease assets and liabilities	(63)	3,581
Accretion of loan fees and interest	14,427	17,036
Impairment of right-of-use assets	6,878	—
Impairment of property and equipment	1,407	—
Net gain on extinguishment of debt	(206)	(427)
Provision for bad debts	2,986	787
Loss on disposal of fixed assets	117	258
Change in:
Accounts receivable	2,450	2,104
Inventory	971	838
Other current and noncurrent assets	(1,382)	(4,217)
Deferred income	(2,130)	(1,457)
Accounts payable	8,963	8,246
Accrued expenses and other liabilities	5,771	7,793
Accrued advertising	3,870	(789)
Accrued interest payable	14,162	6,763
Other current and noncurrent liabilities	3,519	(810)
Total adjustments	106,463	76,594
Net cash used in operating activities	(54,672)	(45,836)

Cash flows from investing activities:
Purchases of property and equipment	(9,277)	(22,210)
Proceeds from sale of property and equipment	4,432	—
Payments received on notes receivable	121	247
Payment of acquisition purchase price payable	—	(4,000)
Net cash used in investing activities	(4,724)	(25,963)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	72,971	110,879
Repayments of borrowings	(60,737)	(54,421)
Proceeds from issuance of common and preferred shares	5,352	3,061
Dividends paid on common shares	—	(7,143)
Dividends paid on preferred shares	(2,921)	(5,736)
Net cash provided by financing activities	14,665	46,640

Net decrease in cash and restricted cash	(44,731)	(25,159)
Cash and restricted cash at beginning of the period	67,389	91,903
Cash and restricted cash at end of the period	$22,658	$66,744

Supplemental disclosures of cash flow information:
Cash paid for interest	$88,362	$88,047
Cash paid for income taxes	$1,560	$1,944

Supplemental schedule of non-cash financing activity:
Dividend of Twin Hospitality Group Inc. Class A common stock	$5,218	$—
Issuance of warrants	$7,631	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND RELATIONSHIPS
Organization and Nature of Business
FAT Brands Inc. (the "Company" or "FAT") is a leading multi-brand restaurant company that develops, markets, acquires and manages quick-service, fast casual, casual dining and polished casual dining restaurant concepts around the world. As of September 28, 2025, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of September 28, 2025, the Company had approximately 2,300 locations open and under construction, of which approximately 92% were franchised.
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
Going Concern
The Company recognized loss from operations of $41.5 million and $12.9 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The Company had negative cash flow from operations of $54.7 million and $45.8 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The Company has a history of net losses and an accumulated deficit of $611.8 million as of September 28, 2025. Additionally, the Company had negative working capital of $1,517.0 million. Of this amount, $91.8 million represents redeemable preferred stock as discussed in Note 9. Since the Company did not deliver the applicable cash proceeds at the related due dates, the amount accrues interest until the payments are completed. The Company had $2.1 million of unrestricted cash at September 28, 2025, $73.4 million of issued but not sold aggregate principal amount of fixed rate secured notes and $78.5 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 8).
As discussed in Note 8, as of the date of the filing of this Quarterly Report on Form 10-Q, the Company was in default under its Securitization Notes in addition to triggering a warm back-up manager trigger event and rapid amortization event in one or more of the securitizations. As a result, the noteholders could remove FAT Brands and/or Twin Hospitality, as applicable, as manager of the Securitization Notes, cause the outstanding principal and interest under any or all of the Securitization Notes to be due and payable on an accelerated basis, and could allow the noteholders to foreclose on the collateral securing the Securitization Notes. As a result, the Company has classified the aggregate principal amount of its Securitization Notes within current liabilities in its condensed consolidated balance sheet as of September 28, 2025.

The Company does not currently have amounts on hand to pay such principal and maturity amounts, and any such acceleration or foreclosure would materially and adversely affect the Company’s business, financial condition and liquidity, and could cause the Company to seek to reorganize through a bankruptcy proceeding.

These factors create substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period subsequent to the date that these financial statements are issued. While the Company believes its plans to restructure its indebtedness or obtain relief from the noteholders can alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not within the Company’s control and cannot be assessed as being probable of occurring. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Recent Legislation Disclosure

On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these financial statements, the Company has not completed its assessment, and therefore no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

NOTE 3. REFRANCHISING
As part of its ongoing franchising efforts, the Company may, from time to time, sell operating restaurants built or acquired by the Company in order to convert them to franchise locations or acquire existing franchised locations to resell them to another franchisee across all of its brands.
The following assets used in the operation of certain restaurants meet all of the criteria requiring that they be classified as held-for-sale, and have been classified accordingly in the accompanying condensed consolidated balance sheets as of September 28, 2025 and December 29, 2024 (in millions):

	September 28, 2025	December 29, 2024

Operating lease right-of-use assets	$—	$0.4
Total	$—	$0.4
Operating lease liabilities related to the assets classified as held-for-sale in the amount of $0.4 million have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of December 29, 2024.
The following table highlights the operating results of the Company's refranchising program (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Restaurant costs and expenses, net of revenue	$—	$0.2	$—	$0.8
Loss on store sales or closures	—	—	—	1.0
Refranchising loss	$—	$0.2	$—	$1.8

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in millions):

	September 28, 2025	December 29, 2024
Real estate	$91.0	$89.6
Equipment	55.0	57.3
	146.0	146.9
Accumulated depreciation	(58.8)	(49.5)
Property and equipment, net	$87.2	$97.4
Depreciation expense during the thirteen weeks ended September 28, 2025 and September 29, 2024 was $3.5 million and $5.9 million, respectively. Depreciation expense during the thirty-nine weeks ended September 28, 2025 and September 29, 2024 was $13.5 million and $17.5 million, respectively.
Upon retirement or other disposal of property and equipment, the cost and related amounts of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds, is recorded in earnings. Loss on disposals during the thirty-nine weeks ended September 28, 2025 and September 29, 2024 was $0.1 million and $0.3 million, respectively. Loss on disposals during the thirteen weeks ended September 28, 2025 and September 29, 2024 was $0.04 million and $0.1 million, respectively.
The Company recognized non-cash impairment of $1.4 million during the thirteen and thirty-nine weeks ended September 28, 2025. The impairment expense is included in General and administrative expense on the Consolidated Statements of Operations.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in Carrying Value of Goodwill and Other Intangible Assets (in millions)

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
		Goodwill	Trademarks
December 29, 2024	$142.0	$285.3	$453.7
Amortization	(11.7)	—	—
September 28, 2025	$130.3	$285.3	$453.7

Gross Carrying Value and Accumulated Amortization of Other Intangible Assets (in millions)

	September 28, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Franchise agreements	$118.3	$(41.3)	$77.0	$118.3	$(34.2)	$84.1
Customer relationships	73.9	(23.9)	50.0	73.9	(19.6)	54.3
Other	4.0	(0.7)	3.3	4.1	(0.5)	3.6
	$196.2	$(65.9)	$130.3	$196.3	$(54.3)	$142.0

Non-amortizing intangible assets
Trademarks			453.7			453.7
Total amortizing and non-amortizing intangible assets, net			$584.0			$595.7
Amortization expense for the thirteen weeks ended September 28, 2025 and September 29, 2024 was $3.9 million and $4.3 million, respectively. Amortization expense for the thirty-nine weeks ended September 28, 2025 and September 29, 2024 was $11.7 million and $12.1 million, respectively.
The expected future amortization of definite-life intangible assets by fiscal year (in millions):

Fiscal Year:
Remainder of 2025	$3.9
2026	15.6
2027	15.6
2028	15.9
2029	15.0
Thereafter	64.3
Total	$130.3
NOTE 6. INCOME TAXES
The following table presents the Company’s provision for income taxes (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Provision for income taxes	$1.1	$0.1	$3.3	$5.6
Effective tax rate	(1.9)%	(0.3)%	(2.1)%	(4.8)%

The difference between the statutory tax rate of 21% and the effective tax rates of (1.9)% and (2.1)% in the thirteen and thirty-nine weeks ended September 28, 2025, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
The difference between the statutory tax rate of 21% and the effective tax rates of (0.3)% and (4.8)% in the thirteen and thirty-nine weeks ended September 29, 2024, respectively, was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBBA and an estimate of the financial impact cannot be made at this time.
NOTE 7. LEASES
The Company recognized lease expense of $8.0 million for the thirteen weeks ended September 28, 2025 and September 29, 2024. The Company recognized lease expense of $23.3 million and $24.0 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
Operating lease right-of-use assets and operating lease liabilities relating to the operating leases are as follows (in millions):

	September 28, 2025	December 29, 2024

Operating lease right-of-use assets	$188.9	$198.1
Right-of-use assets classified as held-for-sale	—	0.4
Total right-of-use assets	$188.9	$198.5

Operating lease liabilities	$214.4	$216.4
Lease liabilities related to assets held-for-sale	—	0.4
Total operating lease liabilities	$214.4	$216.8
During the thirteen and thirty-nine weeks ended September 28, 2025, we recognized a $6.9 million impairment of lease right-of-use assets related to the closure of certain Smokey Bones locations..
The contractual future maturities of the Company’s operating lease liabilities as of September 28, 2025, including anticipated lease extensions, are as follows (in millions):

Fiscal year:
Remainder of 2025	$15.9
2026	29.3
2027	29.1
2028	27.0
2029	26.2
Thereafter	311.5
Total lease payments	$439.0
Less: imputed interest	(224.6)
Total	$214.4
The current portion of the operating lease liability as of September 28, 2025 was $15.4 million.
Supplemental cash flow information for the thirty-nine weeks ended September 28, 2025 related to leases was as follows (in millions):

	Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$22.7	$22.4

Operating lease right-of-use assets obtained in exchange for new lease obligations:
Operating lease liabilities	$1.0	$—

NOTE 8. DEBT
Long-term debt consisted of the following (in millions):

	September 28, 2025					December 29, 2024
	Final Maturity	Anticipated Repayment Date	Rate	Face Value	Book Value	Book Value
Senior Debt
FB Royalty Securitization	4/25/2051	7/25/2026	4.75%	$134.2	$133.2	$134.4
GFG Royalty Securitization	7/25/2051	7/25/2026	6.00%	265.7	263.3	265.2
Twin Peaks Securitization	10/26/2054	10/25/2027	9.00%	277.5	270.0	277.5
Fazoli's/Native Securitization	7/25/2051	7/27/2026	6.00%	124.2	124.2	125.4
FB Resid Securitization	7/25/2027		10.00%	53.9	53.8	53.8
Senior Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	8.00%	44.7	43.3	42.7
GFG Royalty Securitization	7/25/2051	7/25/2026	7.00%	100.1	98.7	98.9
Twin Peaks Securitization	10/26/2054	10/25/2027	10.00%	57.0	53.2	53.7
Fazoli's/Native Securitization	7/25/2051	7/27/2026	7.00%	16.2	16.2	24.2
FB Resid Securitization	7/25/2027		10.00%	56.0	55.9	55.9
Subordinated Debt
FB Royalty Securitization	4/25/2051	7/25/2026	9.00%	22.0	21.8	15.5
GFG Royalty Securitization	7/25/2051	7/25/2026	9.50%	43.9	42.3	49.2
Twin Peaks Securitization	10/26/2054	10/25/2027	11.00%	68.2	60.8	45.6
Total Securitized Debt				1,263.6	1,236.7	1,242.0

Elevation Note	7/19/2026	N/A	6.00%	1.7	1.6	2.0
Twin Peaks Equipment Notes	5/5/2027 to 7/31/2028	N/A	7.99% to 11.50%	3.8	3.8	4.7
Twin Peaks Construction Loan	10/1/2025	N/A	12.50%	—	—	3.2
Promissory Note I	7/25/2026	N/A	16.90% to 18.65%	8.4	8.3	6.3
Promissory Note II	7/25/2026	N/A	17.00%% to 18.65%	6.2	6.1	—
Promissory Note III	6/30/2026	N/A	13.50%	10.0	9.5	—
Total Debt				$1,293.7	1,266.0	1,258.2
Current portion of long-term debt					(1,263.5)	(49.2)
Long-term Debt					$2.5	$1,209.0
Securitization Notes

Our long-term debt includes an aggregate of $1.3 billion in aggregate principal amount in fixed rate secured notes (collectively, the “Securitization Notes”) issued by five special purpose financing subsidiaries of the Company (the “Securitization Issuers”). During the fiscal quarter ended September 28, 2025, we received notices with respect to potential and actual Rapid Amortization Events, Manager Termination Events and Events of Default as described below. In addition to the Rapid Amortization Events, Manager Termination Events and Events of Default described below, due to liquidity constraints, the Company utilized certain cash receipts to support operation of the business during the fiscal quarter ended September 28, 2025, which would likely give rise to Events of Default and/or Manager Termination Events. These include commingling cash receipts owed to the Securitization Issuers and cash of non-securitization entities and causing amounts owed to the Securitization Issuers to be deposited into accounts not held by the Securitization Issuers or the Trustee, as required by the related GFG Indenture, FB Royalty Indenture, Fazoli’s Indenture, FB Resid Indenture and Twin Indenture. As a result of the foregoing matters, subject to notice from the applicable parties under the applicable indentures being provided (as further described below), FAT Brands and Twin Hospitality may be removed as Manager of the applicable Securitization Issuers, the

Securitization Notes could be subject to acceleration and the assets of the Securitization Issuers subject to foreclosure at any time. As a result, the Company has classified the aggregate principal amount of its Securitization Notes within current liabilities in its condensed consolidated balance sheet as of September 28, 2025.

The Company is having ongoing discussions with the representatives of the noteholders regarding one or more potential transactions involving a refinancing, restructuring or similar transaction. The Company cannot provide any assurances that it will reach such an agreement on terms that are satisfactory to it and the noteholders promptly, or at all. If the Company is not able to agree upon the terms of a refinancing, restructuring or similar transaction with the noteholders, the noteholders could remove FAT Brands and/or Twin Hospitality, as applicable, as manager of the Securitization Issuers, cause the outstanding principal and interest under any or all of the Securitization Notes to be due and payable on an accelerated basis, and foreclose on the collateral securing the Securitization Notes. We do not currently have amounts on hand to pay such principal and maturity amounts, and any such acceleration or foreclosure would materially and adversely affect our business, financial condition, and liquidity, and could cause us to seek to reorganize through a bankruptcy proceeding.

As further described below, to date, the required parties have not provided such notices. Capitalized terms used in the following discussion are defined in the Base Indenture for the applicable Securitization Issuer, all of which are filed as exhibits to our most recent Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed on February 28, 2025.

Notice from Noteholders and Discussions

On August 22, 2025, Twin Royalty received a notice from counsel (the “August Letter”) on behalf of a group of noteholders holding a majority of the outstanding principal balance of the Twin Securitization Notes (the “Twin Majority Noteholders”) claiming that the payment of customary bonuses to Twin Hospitality’s management, in the aggregate amount of approximately $2.2 million for their performance during fiscal year 2024, was paid from funds that should have been deposited into a collection account under the Twin Indenture. The Twin Majority Noteholders claim in the August Letter that such payment is a breach of certain provisions of the applicable Management Agreement, which they claim triggers a “Manager Termination Event” that gives the holders of the Twin Securitization Notes the right to remove Twin Hospitality as the manager of Twin Royalty.

The notice from the Twin Majority Noteholders further claims that (i) a Level I Qualified Equity Offering Trigger Event occurred in April 2025 and July 2025, and (ii) the P&I DSCR was less than 1.35x for the quarterly fiscal period ended June 2025, resulting in the commencement of a Cash Flow Sweeping Event, pursuant to which 50% and 100% of collections, respectively, were required to be used to amortize the Twin Securitization Notes. According to the Twin Majority Noteholders, the failure to pay principal under the Cash Flow Sweeping Event constituted an Event of Default pursuant to Section 9.2(b) of the Base Indenture. The notice from the Twin Majority Noteholders also claims that the failure to deliver a timely notice of the above events to the Trustee under the Twin Indenture constitutes a separate Event of Default under the Twin Indenture.

In addition, the August Letter was also on behalf of a group of noteholders holding a majority of the outstanding principal balance of the notes issued under each of the GFG Indenture, FB Royalty Indenture and Fazoli’s Indenture (collectively, the “FAT Brands Majority Noteholders”), as applicable, alleging that collections belonging to GFG Royalty, FB Royalty and Fazoli’s Royalty, as applicable, have been commingled with the funds of non-securitization entities at an account sitting outside of the securitizations. The FAT Brands Majority Noteholders allege such actions result in a covenant violation that would constitute a Default pursuant to Section 9.2(c) of the GFG Indenture, FB Royalty Indenture and Fazoli’s Indenture, as applicable, which provides that failure to comply in any material respect with Section 8.24 of the GFG Indenture, FB Royalty Indenture and Fazoli’s Indenture, as applicable, constitutes an Event of Default if such failure continues for a period of ten business days.

Notices from Trustee / Other Defaults

FAT Brands GFG Royalty I, LLC (“GFG Royalty”)

On August 11, 2025 and October 23, 2025, UMB Bank, National Association, as trustee (the “Trustee”), provided a “Notice of Potential Rapid Amortization Event” with respect to the Base Indenture, dated July 22, 2021 (the “GFG Indenture”), between GFG Royalty and the Trustee, and the Series 2022-1 Supplement to Base Indenture, dated December 15, 2022 (the “GFG Indenture Supplement”), between GFG Royalty and the Trustee. Such Notice stated that, pursuant to Section 5.9(b)(iv) of the GFG Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the GFG Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The

Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Dates under the GFG Indenture occurring on September 5, 2025 and October 10, 2025 and, therefore, a Potential Rapid Amortization Event has occurred and is continuing under the GFG Indenture.

To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a notice declaring that a Manager Termination Event has occurred under the GFG Indenture or a Termination Notice seeking to remove FAT Brands as Manager. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and FAT Brands could be removed as manager of GFG Royalty at any time.

On October 31, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the GFG Indenture, stating that, due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the GFG Indenture and under the GFG Indenture Supplement. As a result of such Event of Default and other potential Events of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the GFG Notes and exercise remedies (including foreclosure) with respect to the assets of GFG Royalty and any Guarantors.

FAT Brands Royalty I, LLC (“FB Royalty”)

On August 11, 2025 and October 23, 2025, the Trustee provided a “Notice of Potential Rapid Amortization Event” with respect to the Amended and Restated Base Indenture, dated April 26, 2021 (the “FB Royalty Indenture”), between FB Royalty and the Trustee, and the Series 2022-1 Supplement to Base Indenture, dated June 30, 2022 (the “FB Royalty Indenture Supplement”), between FB Royalty and the Trustee. Such Notice stated that, pursuant to Section 5.9(b)(iv) of the FB Royalty Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the FB Royalty Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Dates under the FB Royalty Indenture occurring on September 5, 2025 and October 10, 2025, and therefore a Potential Rapid Amortization Event has occurred and is continuing under the FB Royalty Indenture.

To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a notice declaring that a Manager Termination Event has occurred under the FB Royalty Indenture or a Termination Notice seeking to remove FAT Brands as Manager. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and FAT Brands could be removed as Manager of FB Royalty at any time.

On October 31, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the FB Royalty Indenture, stating that due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the FB Royalty Indenture and under the FB Royalty Indenture Supplement. As a result of such Event of Default and other potential Events of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the FB Notes and exercise remedies (including foreclosure) with respect to the assets of FB Royalty and any Guarantors.

FAT Brands Fazoli's Native I, LLC (“Fazoli’s Royalty”)

On August 11, 2025 and October 23, 2025, the Trustee provided a “Notice of Potential Rapid Amortization Event” with respect to the Base Indenture, dated December 15, 2021 (the “Fazoli’s Indenture”), between Fazoli’s Royalty and the Trustee. Such Notice stated that pursuant to Section 5.9(b)(iv) of the Fazoli’s Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the Fazoli’s Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Dates under the Fazoli’s Indenture occurring on September 5, 2025 and October 10, 2025, and therefore a Potential Rapid Amortization Event has occurred and is continuing under the Fazoli’s Indenture.

On October 27, 2025, the Manager notified the Trustee that (i) a Manager Termination Event occurred under the Fazoli’s Indenture because the Interest-Only DSCR under the Fazoli’s Indenture as calculated as of the most recent Quarterly Calculation Date was 1.16x, which is less than the threshold of 1.20x provided in Section 6.1(a)(ii) of the Management Agreement for Fazoli’s Royalty, and (ii) a Hot Back-up Management Trigger Event, as defined in the Back-up Management Agreement for Fazoli’s Royalty, occurred as a result of such Manager Termination Event. To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a Termination Notice seeking to remove FAT Brands as Manager. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and FAT Brands could be removed as Manager of Fazoli’s Royalty at any time.

On October 31, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the Fazoli’s Indenture, stating that due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the Fazoli’s Indenture. As a result of such Event of Default and other potential Events of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the Fazoli’s Notes and exercise remedies (including foreclosure) with respect to the assets of Fazoli’s Royalty and any Guarantors.

FB Resid Holdings I, LLC (“FB Resid”)

On November 3, 2025, the Trustee provided a “Notice of Event of Default” with respect to the Base Indenture, dated July 10, 2023 (the “FB Resid Indenture”), between FB Resid and the Trustee, and the Series 2024-1 Supplement to the FB Resid Indenture, dated November 21, 2024, between FB Resid and the Trustee. Such Notice stated that pursuant to Section 5.9(c) of the FB Resid Indenture, the Manager is obligated to deposit funds in the Collection Account under the FB Resid Indenture, but the Trustee has not received sufficient funds in the Collection Account for the most recent quarter, and the Trustee is unable to distribute funds pursuant to the terms of Section 5.11 of the FB Resid Indenture. As a result, an Event of Default has occurred pursuant to Section 9.2 of the FB Resid Indenture. As a result of such Event of Default and other potential Events of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the FB Resid notes and exercise remedies (including foreclosure) with respect to the assets of FB Resid and any Guarantors.

Twin Hospitality I, LLC (formerly FAT Brands Twin Peaks I, LLC) (“Twin Royalty”)

Under the Base Indenture, dated November 21, 2024 (the “Twin Indenture”), between Twin Royalty and the Trustee, upon each Qualified Equity Offering, which is defined as a public or private offering of common equity securities for cash by Twin Royalty’s parent company, Twin Hospitality Group Inc. (“Twin Hospitality”), Twin Hospitality is required, subject to certain limited exceptions, to use 75% of the net proceeds from such offerings towards the repayment of the notes issued under the Twin Indenture (“Twin Securitization Notes”), until an aggregate of $75.0 million has been repaid in that manner. If the amount of net proceeds from Qualified Equity Offerings used for repayment of the Twin Securitization Notes is not at least $25.0 million on or prior to each of April 25, 2025, July 25, 2025 and October 27, 2025, or is not at least $75.0 million on or prior to January 26, 2026, then under any such circumstance, a Cash Flow Sweeping Event would occur, whereupon certain excess cash flows from Twin Royalty’s operations are required to be used to make additional principal payments, on a pro rata basis, on the three most senior classes of the Twin Securitization Notes. Twin Hospitality did not satisfy the requirement to raise a Qualified Equity Offering and repay the Twin Securitization Notes in an amount equal to at least $25.0 million on each of April 25, 2025 and July 25, 2025, and as such, a “Level I Qualified Equity Offering Trigger Event” and “Cash Flow Sweeping Event” under the Twin Securitization Notes have occurred.

Separately, on October 23, 2025, the Trustee provided a “Notice of Potential Rapid Amortization Event” with respect to the Twin Indenture. Such Notice stated that pursuant to Section 5.9(b)(iv) of the Twin Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the Twin Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Date under the Twin Indenture occurring on October 10, 2025, and therefore a Potential Rapid Amortization Event has occurred and is continuing under the Twin Indenture.

To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a notice declaring that a Manager Termination Event has occurred under the Twin Indenture or a Termination Notice seeking to remove Twin Hospitality as Manager of Twin Royalty. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and Twin Hospitality could be removed as Manager of Twin Royalty at any time.

On October 30, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the Twin Indenture, stating that due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the Twin Indenture. As a result of such Event of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the Twin Notes and exercise remedies (including foreclosure) with respect to the assets of Twin Royalty and any Guarantors.
Retained Notes
During the thirty-nine weeks ended September 28, 2025, the Company repurchased certain of its securitized notes to be held for resale to third party investors and sold certain of its securitized notes previously repurchased or issued and not sold (collectively, the "Retained Notes"). During the thirty-nine weeks ended September 28, 2025, cash proceeds from the sale of Retained Notes and cash used to repurchase Retained Notes was $31.7 million and $26.0 million including accrued interest, respectively. As of September 28, 2025, the Company held $151.9 million of Retained Notes which have been eliminated in consolidation.

Construction Loan Agreement (Twin Peaks)
On September 20, 2024, an indirect subsidiary of the Company entered into a loan agreement to borrow $3.2 million with an initial maturity of October 1, 2025, bearing interest at 12.5% per annum and is secured by land and building of a new corporate restaurant. The construction loan was paid in full during the first quarter of 2025.
Promissory Note I

During 2024, one of our wholly-owned subsidiaries entered into a financing arrangement to borrow money, where the proceeds would be used for general corporate purposes. The total outstanding amount on the promissory note was $8.3 million as of September 28, 2025. The promissory note has a maturity date of July 25, 2026 and bears interest at fixed rates between 16.90% and 18.65% per annum.

Promissory Note II

During 2025, one of our wholly-owned subsidiaries entered into a financing arrangement to borrow money, where the proceeds would be used for general corporate purposes. The total outstanding amount on the promissory note was $6.1 million as of September 28, 2025. The promissory note has a maturity date of July 25, 2026 and bears interest at fixed rates between 17.00% and 18.65% per annum.

Promissory Note III

During 2025, one of our wholly-owned subsidiaries entered into a financing arrangement to borrow money, where the proceeds would be used for general corporate purposes. The total outstanding amount on the promissory note was $9.5 million as of September 28, 2025. The promissory note has a maturity date of June 30, 2026 and bears interest at 13.50% per annum.

Scheduled Principal Maturities

Scheduled principal maturities of long-term debt and redemptions of redeemable preferred stock (Note 9) for the next five fiscal years are as follows (in millions):

Fiscal Year	Long-Term Debt	Redeemable Preferred Stock (Note 9)
Remainder of 2025	$1,264.2	$91.8
2026	27.4	—
2027	1.5	—
2028	0.6	—
2029	—	—
NOTE 9. REDEEMABLE PREFERRED STOCK
GFG Preferred Stock Consideration
On July 22, 2021, the Company completed the acquisition of GFG. A portion of the consideration paid included 3,089,245 newly issued shares of the Company’s Series B Cumulative Preferred Stock valued at $67.3 million (the "GFG Preferred Stock Consideration"). Additionally, on July 22, 2021, the Company entered into a put/call agreement with the GFG sellers, pursuant to which the Company may purchase, or the GFG Sellers may require the Company to purchase, the GFG Preferred Stock Consideration for $67.5 million plus any accrued but unpaid dividends on or before August 20, 2022 (extended from the original date of April 22, 2022), subject to the other provisions of the Put/Call Agreement. Since the Company did not deliver the applicable cash proceeds to the GFG Sellers by that date, the amount accrues interest at the rate of 5% per annum until repayment is completed. On March 22, 2022, the Company received a put notice on the GFG Preferred Stock Consideration and reclassified the GFG Preferred Stock Consideration from redeemable preferred stock to current liabilities on its consolidated balance sheet. As of September 28, 2025, the carrying value of the redeemable preferred stock was $67.5 million.

On September 16, 2022, the Company entered into an agreement with one of the GFG sellers who held 1,544,623 put preferred shares. Pursuant to the agreement, effective August 23, 2022, the interest rate applicable to such holder's 1,544,623 put shares was increased from 5% to 10% per annum, payable monthly in arrears. During the thirteen weeks ended September 28, 2025 and September 29, 2024, the Company paid $0.3 million and $0.9 million of interest, respectively. During the thirty-nine weeks ended September 28, 2025 and September 29, 2024, the Company paid $0.8 million and $2.5 million of interest, respectively.

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
As of September 28, 2025, the carrying value of the Twin Peaks Preferred Stock Consideration totaled $24.3 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the thirteen weeks ended September 28, 2025 and September 29, 2024 in the amount of $0.6 million. The Company recognized interest expense relating to the Twin Peaks Preferred Stock Consideration for the thirty-nine weeks ended September 28, 2025 and September 29, 2024 in the amount of $1.8 million.

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
The Company has periodically issued stock options under the Plan. All of the stock options issued by the Company to date have included a vesting period of three years, with one-third of each grant vesting annually. As of September 28, 2025, there were 3,060,637 shares of stock options outstanding with a weighted average exercise price of $6.05.
During the thirteen and thirty-nine weeks ended September 28, 2025, the Company granted a total of 0 and 257,544 stock options under the Plan with a grant date fair value of $0.1 million. During the thirteen and thirty-nine weeks ended September 29, 2024, the Company granted a total of 0 and 326,360 stock options under the Plan with a grant date fair value of $0.9 million. The related compensation expense will be recognized over the vesting period.
The Company recognized share-based compensation expense in the amount of $0.2 million and $0.5 million during the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively. The Company recognized share-based compensation expense in the amount of $0.8 million and $2.0 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. As of September 28, 2025, there remains $0.5 million of related share-based compensation expense relating to non-vested grants, which will be recognized over the remaining vesting period of approximately 2.6 years, subject to future forfeitures.
Twin Hospitality Group Inc.
Twin Hospitality Group Inc. recognized share-based compensation expense in the amount of $3.4 million and $15.9 million during the thirteen and thirty-nine weeks ended September 28, 2025, respectively, and recorded within general and administrative expense on the accompanying condensed consolidated statements of operations and share-based compensation on the accompanying condensed consolidated statements of changes in stockholders' equity.
NOTE 11. WARRANTS
The Company’s warrant activity for the thirty-nine weeks ended September 28, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants exercisable at December 29, 2024	745,904	$2.53	0.6
Exercised	(626,261)	$0.85	0.4
Warrants outstanding and exercisable at September 28, 2025	119,643	$—	0.0

During the thirty-nine weeks ended September 28, 2025, 626,261 warrants were exercised in exchange for 626,261 shares of common stock with net proceeds to the Company of $0.5 million.
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
NOTE 12. COMMON STOCK
On July 19, 2024, we entered into an Equity Distribution Agreement (the “Noble Sales Agreement”) with Noble Capital Markets, Inc. (the “Sales Agent”), pursuant to which we may offer and sell from time to time through the Sales Agent shares (the “Placement Shares”) of our Class A Common Stock and/or 8.25% Series B Cumulative Preferred Stock. There were no sales during the three months ended September 28, 2025 pursuant to the Noble Sales Agreement.
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

On May 10, 2024, the U.S. Department of Justice (“DOJ”) indicted the Company on two violations of Section 402 of the Sarbanes-Oxley Act for directly and indirectly extending and/or arranging for the extension of credit in 2019 and 2020 to former CEO Andrew Wiederhorn in the amount of $2.65 million. The indictment included charges against Mr. Wiederhorn, the Company’s former CFO, Rebecca Hershinger, and the Company’s former tax advisor. On July 29, 2025, the DOJ moved to dismiss the indictment against all defendants in the case without prejudice, and on August 7, 2025 the court ordered the indictment to be dismissed against all defendants.

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

Derivative Litigation

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc., and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2021-0511-NAC). On June 10, 2021, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a stockholder derivative action (“Harris I”) in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn) and the Company’s current and former majority stockholders, Fog Cutter Holdings, LLC and Fog Cutter Capital Group, Inc. Plaintiffs assert claims of breach of fiduciary duty, unjust enrichment and waste of corporate assets arising out of the Company’s December 2020 merger with Fog Cutter Capital Group, Inc. Since it was originally filed, the parties engaged in motion practice and substantial discovery, and the Company’s Board appointed a Special Litigation Committee. In January 2025, the principal parties to this matter participated in a mediation in Wilmington, DE and agreed in principle to settle this matter and the Harris II litigation. An Amended Stipulation of Settlement was signed by the parties on September 11, 2025, and a hearing at the Delaware Court of Chancery to consider and approve the settlement is scheduled for December 17, 2025. Assuming that the settlement terms are approved by the Court, as a result of the settlement, all of the claims asserted in this matter will be dismissed.

James Harris and Adam Vignola, derivatively on behalf of FAT Brands, Inc. v. Squire Junger, James Neuhauser, Edward Rensi, Andrew Wiederhorn and Fog Cutter Holdings, LLC, and FAT Brands Inc., nominal defendant (Delaware Chancery Court, Case No. 2022-0254-NAC). On March 17, 2022, plaintiffs James Harris and Adam Vignola, putative stockholders of the Company, filed a stockholder derivative action (“Harris II”) in the Delaware Court of Chancery nominally on behalf of the Company against the Company’s current and former directors (Squire Junger, James Neuhauser, Edward Rensi and Andrew Wiederhorn) and the Company’s majority stockholder, Fog Cutter Holdings, LLC. Plaintiffs assert claims of breach of fiduciary duty in connection with the Company’s June 2021 recapitalization transaction. Since it was originally filed, the parties engaged in motion practice and substantial discovery, and the Company’s Board appointed a Special Litigation Committee. In January 2025, the principal parties to this matter participated in a mediation in Wilmington, DE and agreed in principle to settle this matter and the Harris I litigation. An Amended Stipulation of Settlement was signed by the parties on September 11, 2025, and a hearing at the Delaware Court of Chancery to consider and approve the settlement is scheduled for December 17, 2025. Assuming that the settlement terms are approved by the Court, as a result of the settlement, all of the claims asserted in this matter will be dismissed.

Richard Collura v. Andrew A. Wiederhorn, et al. (Delaware Chancery Court, Case No. 2024-1305-NAC). In December 2024, plaintiff Richard Collura, a putative stockholder of the Company, filed a stockholder derivative action in the Delaware Court of Chancery nominally on behalf of the Company against certain of the Company’s current and former officers and directors (Andrew Wiederhorn, Kenneth Kuick, Robert Rosen, Ron Roe, John Allen, Kenneth Anderson, Donald Berchtold, Tyler Child, Lynne Collier, Mark Elenowitz, James Ellis, Peter Feinstein, Amy Forrestal, Matthew Green, Squire Junger, John Metz, James Neuhauser, Edward Rensi, Carmen Vidal, Mason Wiederhorn, Taylor Wiederhorn and Thayer Wiederhorn), and the Company’s majority stockholder, Fog Cutter Holdings, LLC. Plaintiff alleges that Mr. Wiederhorn and certain of the other defendants engaged in an unlawful scheme to distribute money to Mr. Wiederhorn and his family for their own personal benefit through 2020, which they allege attracted the attention of the U.S. Attorney’s office and the SEC, and that the Company indicated in public statements and filings that it was cooperating with the government investigations but allegedly was not actually cooperating and investigating the scheme, which caused the Company’s stock price to fall. Defendants dispute the premises and allegations of the lawsuit and intend to vigorously defend against the claims. On June 2, 2025, defendants Andrew Wiederhorn, Kenneth Kuick, Robert Rosen, Mason Wiederhorn, Taylor Wiederhorn, Thayer Wiederhorn, and Fog Cutter Holdings, LLC filed their answer to plaintiff’s complaint. The court subsequently granted defendants Squire Junger, James Neuhauser, Edward Rensi, John Allen, Tyler Child, Lynne Collier, Mark Elenowitz, James Ellis, Peter Feinstein, Matthew Green, John Metz, Kenneth Anderson, and Amy Forrestal an extension of time to answer, move, or otherwise respond to the complaint to December 1, 2025. We cannot predict the outcome of this lawsuit. This lawsuit does not assert any claims against the Company. However, subject to certain limitations, we are obligated to indemnify our current and former directors in connection with defense costs for the lawsuit and any related litigation, which may exceed coverage provided under our insurance policies, and thus could have an adverse effect on our financial condition. The lawsuit and any related litigation also may be time-consuming and divert the attention and resources of our management.

Other Litigation

Mitchell Kates v. FAT Brands, Inc., Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen (United States District Court for the Central District of California, Case No. 2:24-cv-04775-MWF-MAA). On June 7, 2024, plaintiff Mitchell Kates, a putative investor in the Company, filed a putative class action lawsuit against the Company, Andrew Wiederhorn, Kenneth J. Kuick and Robert G. Rosen, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated thereunder, alleging that the defendants made false and misleading statements and omitted material facts necessary to make statements not misleading in the Company’s reports filed with the SEC under the 1934 Act related to the subject matter of the government investigations and litigation discussed above, the Company’s handling of these matters and its cooperation with the government. Plaintiff alleges that the Company’s public statements wrongfully inflated the trading price of the Company’s common stock, preferred stock and warrants. On February 21, 2025, the court granted plaintiff’s motion for appointment as lead plaintiff and approved The Rosen Law Firm, P.A. as lead counsel. Plaintiff filed his First Amended Complaint against defendants on April 6, 2025, which defendants moved to dismiss on June 6, 2025. On October 15, 2025, the court granted the defendants’ motion to dismiss the case, with leave to amend on or before November 7, 2025. On November 7, 2025, the plaintiff in this case filed a Second Amended Complaint against the defendants, alleging substantially the same claims and adding new allegations arising from the same subject matter of the original complaint. We intend to vigorously defend against the amended complaint.

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
The Company is involved in other claims and legal proceedings from time-to-time that arise in the ordinary course of business, including those involving the Company’s franchisees. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources. As of September 28, 2025, the Company had accrued an aggregate of $5.1 million related to the specific matters mentioned above and claims and legal proceedings involving franchisees as of that date.
NOTE 14. GEOGRAPHIC INFORMATION
Revenue by geographic area was as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
United States	$136.4	$140.6	$420.3	$440.0
Other countries	3.6	2.8	8.6	7.4
Total revenue	$140.0	$143.4	$428.9	$447.4
Revenue is shown based on the geographic location of our company-owned and franchisees’ restaurants. All assets are located in the United States.
During the thirty-nine weeks ended September 28, 2025 and September 29, 2024, no individual franchisee accounted for more than 10% of the Company’s revenue.

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

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. Our CODM regularly reviews and uses the consolidated net loss, as reported on our Consolidated Statements of Operations in evaluating the overall performance of our single reporting segment and determining how to allocate resources of the Company as a whole, including investing in our existing company owned restaurants, acquisition strategy and stockholder return programs. The CODM does not review assets in evaluating the results of our single reporting segment, and therefore, such information is not presented.

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

For financial accounting purposes, Twin Hospitality is a "controlled company" and FAT Brands is the "controlling stockholder". FAT Brands’ present controlling ownership of voting power of the outstanding shares of Twin Hospitality's common stock is approximately 98.6% (comprised of 95.1% of Class A Common Stock and 100% of Class B Common Stock) with the remaining 4.9% of Class A Common Stock constituting a non-controlling interest. FAT Brands will continue to consolidate 100% of Twin Hospitality and its subsidiaries into its consolidated financial statements. The portion of the non-controlling interest is segregated and presented as a separate line item on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations, financial condition, and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 28, 2025 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
Executive Overview
Business overview
FAT Brands Inc. is a leading multi-brand restaurant franchising company that develops, markets, and acquires primarily quick-service, fast casual, casual dining and polished casual restaurant concepts around the world. As of September 28, 2025, the Company owned eighteen restaurant brands: Round Table Pizza, Fatburger, Marble Slab Creamery, Johnny Rockets, Fazoli's, Twin Peaks, Smokey Bones, Great American Cookies, Hot Dog on a Stick, Buffalo’s Cafe & Express, Hurricane Grill & Wings, Pretzelmaker, Elevation Burger, Native Grill & Wings, Yalla Mediterranean and Ponderosa and Bonanza Steakhouses. As of September 28, 2025, the Company had approximately 2,300 locations open or under construction, of which approximately 92% were franchised.
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

Results of Operations of FAT Brands Inc.
The following table summarizes key components of our condensed consolidated results of operations for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024.
(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Statements of Operations Data:

Revenue
Royalties	$21,582	$22,353	$65,524	$67,618
Restaurant sales	96,643	99,238	298,446	312,587
Advertising fees	9,143	9,708	28,573	29,569
Factory revenues	9,649	9,490	28,711	28,599
Franchise fees	1,503	2,576	3,817	5,170
Other revenue	1,489	—	3,792	3,829
Total revenue	140,009	143,365	428,863	447,372

Costs and expenses
General and administrative expense	42,665	34,481	120,125	94,044
Cost of restaurant and factory revenues	94,613	96,792	288,760	295,955
Depreciation and amortization	7,909	10,736	26,682	31,176
Refranchising loss (gain)	24	157	(7)	1,840
Advertising fees	12,164	10,032	34,787	37,275
Total costs and expenses	157,375	152,198	470,347	460,290

Loss from operations	(17,366)	(8,833)	(41,484)	(12,918)

Total other expense, net	(40,989)	(35,779)	(116,325)	(103,944)

Loss before income tax provision	(58,355)	(44,612)	(157,809)	(116,862)

Income tax provision	1,100	143	3,326	5,568

Net loss	(59,455)	(44,755)	(161,135)	(122,430)

Less: Net loss attributable to non-controlling interest	1,236	—	2,759	—

Net loss attributable to FAT Brands Inc.	$(58,219)	$(44,755)	$(158,376)	$(122,430)

For the thirty-nine weeks ended September 28, 2025 and September 29, 2024:
Revenue
Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue decreased $18.5 million, or 4.1%, in the first three quarters of 2025 to $428.9 million compared to $447.4 million in the same period of 2024 primarily driven by a decrease in restaurant revenue resulting from the closure of 11 underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into a Twin Peaks lodge and lower same-store sales, partially offset by the opening of new Twin Peaks lodges.
Costs and expenses
General and administrative expense increased $26.1 million, or 27.7%, in the first three quarters of 2025 to $120.1 million compared to $94.0 million in the same period in the prior year, primarily due to increased share-based compensation related to Twin Hospitality Group Inc., $6.9 million in Smokey Bones store closure costs, a $1.4 million non-cash impairment of fixed assets related to the closure of underperforming Smokey Bones locations and the recognition of $3.4 million in Employee Retention Credits during the prior year period.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and decreased $7.2 million, or 2.4%, in the first three quarters of 2025 to $288.8 million compared to $296.0 million in the same period in the prior year, primarily due to the closure of underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into Twin Peaks lodges and lower same-store sales.
Depreciation and amortization decreased $4.5 million, or 14.4% in the first three quarters of 2025 to $26.7 million compared to $31.2 million in the same period in the prior year, primarily due to the planned closure of certain Company owned restaurant locations.
Advertising expenses decreased $2.5 million in the first three quarters of 2025 to $34.8 million compared to $37.3 million in the same period in the prior year. These expenses vary in relation to advertising revenues.
Total other expense, net, for the first three quarters of 2025 and 2024 was $116.3 million and $103.9 million, respectively, which is inclusive of interest expense of $116.7 million and $103.6 million. Total other expense, net, for the first three quarters of 2024 also consisted of a $0.4 million net gain on extinguishment of debt.
Income tax provision – The effective rate was (2.1)% and (4.8)% for the first three quarters of 2025 and 2024, respectively. The difference in effective rate was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
For the Thirteen Weeks Ended September 28, 2025 and September 29, 2024:
Revenue
Revenue consists of royalties, franchise fees, advertising fees, restaurant sales, factory revenue and other revenue. Total revenue decreased $3.4 million, or 2.3%, in the third quarter of 2025 to $140.0 million compared to $143.4 million in the same period of 2024 primarily driven by a decrease in restaurant revenue resulting from the closure of 11 underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into a Twin Peaks lodge and lower same-store sales, partially offset by the opening of new Twin Peaks lodges.

Costs and expenses
General and administrative expense increased $8.2 million, or 23.7%, in the third quarter of 2025 to $42.7 million compared to $34.5 million in the same period in the prior year, primarily due to $6.9 million in Smokey Bones store closure costs and a $1.4 million non-cash impairment of fixed assets related to the closure of underperforming Smokey Bones locations.
Cost of restaurant and factory revenues was related to the operations of the company-owned restaurant locations and dough factory and decreased $2.2 million, or 2.3%, in the third quarter of 2025 to $94.6 million compared to $96.8 million in the same period in the prior year, primarily due to the closure of underperforming Smokey Bones locations, the temporary closure of two Smokey Bones locations for conversion into Twin Peaks lodges and lower same-store sales.
Depreciation and amortization decreased $2.8 million, or 26.3% in the third quarter of 2025 to $7.9 million compared to $10.7 million in the same period in the prior year, primarily due to the planned closure of certain Company owned restaurant locations.
Advertising expenses increased $2.1 million in the third quarter of 2025 to $12.2 million compared to $10.0 million in the same period in the prior year. These expenses vary in relation to advertising revenues.
Total other expense, net, for the third quarter of 2025 and 2024 was $41.0 million and $35.8 million, respectively, which is inclusive of interest expense of $41.5 million and $35.5 million, respectively.
Income tax provision – The effective rate was (1.9)% and (0.3)% for the third quarter of 2025 and 2024, respectively. The difference in effective rate was primarily due to increases in the valuation allowance, nondeductible expenses and the impact of state income taxes.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions and expansion of franchised restaurant locations and for other general business purposes. Our primary sources of funds for liquidity during the thirty-nine weeks ended September 28, 2025 consisted of cash on hand at the beginning of the period and net proceeds of $31.7 million from the sale of secured debt as discussed in Note 8 of the accompanying condensed consolidated financial statements.
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

The Company recognized losses from operations of $41.5 million and $12.9 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The Company had negative cash flows from operations of $54.7 million and $45.8 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. The Company has a history of net losses and an accumulated deficit of $611.8 million as of September 28, 2025. As of September 28, 2025, the Company had $2.1 million of unrestricted cash, $73.4 million of issued but not sold aggregate principal amount of fixed rate secured notes and $78.5 million aggregate principal amount of repurchased but not re-sold fixed rate secured notes (see Note 8).

As discussed in Note 8 of the quarterly financial statements included elsewhere in this filing, as of the date of the filing of this Quarterly Report on Form 10-Q, the Company was in default under its Securitization Notes. As a result, the noteholders could remove FAT Brands and/or Twin Hospitality, as applicable, as manager of the Securitization Notes, cause the outstanding principal and interest under any or all of the Securitization Notes to be due and payable on an accelerated basis, and could allow the noteholders to foreclose on the collateral securing the Securitization Notes.

The Company does not currently have amounts on hand to pay such principal and maturity amounts, and any such acceleration or foreclosure would materially and adversely affect the Company’s business, financial condition and liquidity, and could cause the Company to seek to reorganize through a bankruptcy proceeding.

These factors create substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period subsequent to the date that these financial statements are issued. While the Company believes its plans to restructure its indebtedness or obtain relief from the noteholders can alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not within the Company’s control and cannot be assessed as being probable of occurring. Without a restructuring of our debt or relief from our noteholders under our Securitized Notes, we will not be able to meet our cash obligations for the next twelve months.
Comparison of Cash Flows
Our cash and restricted cash balance was $22.7 million as of September 28, 2025, compared to $67.4 million as of December 29, 2024.
The following table summarizes key components of our consolidated cash flows for the thirty-nine weeks ended September 28, 2025 and September 29, 2024:
For the Thirty-Nine Weeks Ended
(in millions)

	September 28, 2025	September 29, 2024
Net cash used in operating activities	$(54.7)	$(45.8)
Net cash used in investing activities	(4.7)	(26.0)
Net cash provided by financing activities	14.7	46.6
Net cash flows	$(44.7)	$(25.2)
Operating Activities
Net cash used in operating activities increased $8.9 million in the thirty-nine weeks ended September 28, 2025 to $54.7 million compared to $45.8 million in the same period of fiscal 2024, primarily due to higher debt service costs, partially offset by changes in working capital.
Investing Activities
Net cash used in investing activities decreased $21.3 million in the thirty-nine weeks ended September 28, 2025 to $4.7 million compared $26.0 million in the same period of fiscal 2024, primarily driven by decrease in purchases of property and equipment in addition to the payment of the acquisition purchase price payable of $4.0 million during the first three quarters of 2024.
Financing Activities
Net cash provided by financing activities decreased $31.9 million in the thirty-nine weeks ended September 28, 2025 to $14.7 million compared to $46.6 million in the same period of fiscal 2024, and is primarily comprised of proceeds from borrowings, partially offset by repayments of borrowings and dividends paid on our Class A and Class B Common Stock and our Series B Cumulative Preferred Stock.
Dividends
During the thirty-nine weeks ended September 28, 2025, we declared and paid cash dividends totaling $2.9 million on our Series B Cumulative Preferred Stock. No dividends were declared or paid on our Class A common stock or Class B common stock. We have paused the payment of cash dividends on our Series B Cumulative Preferred Stock beginning with the monthly dividend period for April 2025, which dividends will accrue and cumulate on our Series B Cumulative Preferred Stock until paid at the customary rate of $2.0625 per year, or $2.50 per year if unpaid for 12 monthly periods.

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
Capital Expenditures
As of September 28, 2025, we do not have any material commitments for capital expenditures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with an evaluation that occurred during the thirteen weeks ended September 28, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Settlement of Derivative Actions
On August 1, 2025, the Company and certain of its current and former directors and officers entered into a settlement agreement with stockholders of the Company to resolve two lawsuits brought derivatively on behalf of the Company in the Delaware Court of Chancery (the “Derivative Actions”). The Derivative Actions were filed in June 2021 (Case No. 2021-0511-NAC, relating to the Company’s December 2020 merger with Fog Cutter Capital Group), and March 2022 (Case No. 2022-0254-NAC, relating to the Company’s June 2021 recapitalization). The settlement agreement will resolve all claims asserted against the defendants in the Derivative Actions without any liability or wrongdoing attributed to them personally or the Company. Under the terms of the settlement agreement, the Company’s Board of Directors agreed to adopt and implement certain corporate governance modifications. In addition, the Company’s insurers will pay to the Company $10 million, from which fees and expenses of plaintiffs’ counsel will be deducted, and Fog Cutter Holdings LLC will contribute 200,000 shares of Twin Hospitality Group Inc. to the Company.
The Delaware Court of Chancery must approve the settlement of the Derivative Actions. An Amended Stipulation of Settlement was signed by the parties on September 11, 2025, and a hearing at the Delaware Court of Chancery to consider and approve the settlement is scheduled for December 17, 2025. Assuming that the settlement terms are approved, as a result of the settlement, all of the claims asserted in the Derivative Actions will be dismissed.

The “Notice of Pendency of Settlement” of the Derivative Actions is included as Exhibit 99.1, and the “Amended Stipulation and Agreement of Compromise, Settlement, and Release” of the Derivative Actions is included as Exhibit 99.2 to this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on February 28, 2025, which could materially affect our business, financial condition, cash flows or future results. Other than matters discussed below under Item 3, there have been no material changes in such factors discussed in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Securitization Notes

Our long-term debt includes an aggregate of $1,293.7 million in aggregate principal amount in fixed rate secured notes (collectively, the “Securitization Notes”) issued by five special purpose financing subsidiaries of the Company (the “Securitization Issuers”). During the fiscal quarter ended September 28, 2025, we received notices with respect to potential and actual Rapid Amortization Events, Manager Termination Events and Events of Default as described below. In addition to the Rapid Amortization Events, Manager Termination Events and Events of Default described below, due to liquidity constraints, the Company utilized certain cash receipts to support operation of the business during the fiscal quarter ended September 28, 2025, which would likely give rise to Events of Default and/or Manager Termination Events. These include commingling cash receipts owed to the Securitization Issuers and cash of non-securitization entities and causing amounts owed to the Securitization Issuers to be deposited into accounts not held by the Securitization Issuers or the Trustee, as required by the related GFG Indenture, FB Royalty Indenture, Fazoli’s Indenture, FB Resid Indenture and Twin Indenture. As a result of the foregoing matters, subject to notice from the applicable parties under the applicable indentures being provided (as further described below), FAT Brands and Twin Hospitality may be removed as Manager of the applicable Securitization Issuers, the Securitization Notes could be subject to acceleration and the assets of the Securitization Issuers subject to foreclosure at any time. As further described below, to date, the required parties have not provided such notices.

The Company is having ongoing discussions with representatives of the noteholders regarding one or more potential transactions involving a refinancing, restructuring or similar transaction. The Company cannot provide any assurances that it will reach such an agreement on terms that are satisfactory to it and the noteholders promptly, or at all. If the Company is not able to agree upon the terms of a refinancing, restructuring or similar transaction with the noteholders, the noteholders could remove FAT Brands and/or Twin Hospitality, as applicable, as manager of the Securitization Issuers, cause the outstanding principal and interest under any or all of the Securitization Notes to be due and payable on an accelerated basis, and foreclose on the collateral securing the Securitization Notes. We do not currently have amounts on hand to pay such principal and maturity amounts, and any such acceleration or foreclosure would materially and adversely affect our business, financial condition, and liquidity, and could cause us to seek to reorganize through a bankruptcy proceeding.

Capitalized terms used in the following discussion are defined in the Base Indenture for the applicable Securitization Issuer, all of which are filed as exhibits to our most recent Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed on February 28, 2025.

Notice from Noteholders and Discussions

On August 22, 2025, Twin Royalty received a notice from counsel (the “August Letter”) on behalf of a group of noteholders holding a majority of the outstanding principal balance of the Twin Securitization Notes (the “Twin Majority Noteholders”) claiming that the payment of customary bonuses to Twin Hospitality’s management, in the aggregate amount of approximately $2.2 million for their performance during fiscal year 2024, was paid from funds that should have been deposited into a collection account under the Twin Indenture. The Twin Majority Noteholders claim in the August Letter that such payment is a breach of certain provisions of the applicable Management Agreement, which they claim triggers a “Manager Termination Event” that gives the holders of the Twin Securitization Notes the right to remove Twin Hospitality as the manager of Twin Royalty.

The notice from the Twin Majority Noteholders further claims that (i) a Level I Qualified Equity Offering Trigger Event occurred in April 2025 and July 2025, and (ii) the P&I DSCR was less than 1.35x for the quarterly fiscal period ended June 2025, resulting in the commencement of a Cash Flow Sweeping Event, pursuant to which 50% and 100% of collections, respectively, were required to be used to amortize the Twin Securitization Notes. According to the Twin Majority Noteholders, the failure to pay principal under the Cash Flow Sweeping Event constituted an Event of Default pursuant to Section 9.2(b) of the Base Indenture. The notice from the Twin Majority Noteholders also claims that the failure to deliver a timely notice of the above events to the Trustee under the Twin Indenture constitutes a separate Event of Default under the Twin Indenture.

In addition, the August Letter was also on behalf of a group of noteholders holding a majority of the outstanding principal balance of the notes issued under each of the GFG Indenture, FB Royalty Indenture and Fazoli’s Indenture (collectively, the “FAT Brands Majority Noteholders”), as applicable, alleging that collections belonging to GFG Royalty, FB Royalty and Fazoli’s Royalty, as applicable, have been commingled with the funds of non-securitization entities at an account sitting outside of the securitizations. The FAT Brands Majority Noteholders allege such actions result in a covenant violation that would constitute a Default pursuant to Section 9.2(c) of the GFG Indenture, FB Royalty Indenture and Fazoli’s Indenture, as applicable, which provides that failure to comply in any material respect with Section 8.24 of the GFG Indenture, FB Royalty Indenture and Fazoli’s Indenture, as applicable, constitutes an Event of Default if such failure continues for a period of ten business days.

Notices from Trustee / Other Defaults

FAT Brands GFG Royalty I, LLC (“GFG Royalty”)

On August 11, 2025 and October 23, 2025, UMB Bank, National Association, as trustee (the “Trustee”), provided a “Notice of Potential Rapid Amortization Event” with respect to the Base Indenture, dated July 22, 2021 (the “GFG Indenture”), between GFG Royalty and the Trustee, and the Series 2022-1 Supplement to Base Indenture, dated December 15, 2022 (the “GFG Indenture Supplement”), between GFG Royalty and the Trustee. Such Notice stated that, pursuant to Section 5.9(b)(iv) of the GFG Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the GFG Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Dates under the GFG Indenture occurring on September 5, 2025 and October 10, 2025 and, therefore, a Potential Rapid Amortization Event has occurred and is continuing under the GFG Indenture.

To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a notice declaring that a Manager Termination Event has occurred under the GFG Indenture or a Termination Notice seeking to remove FAT Brands as Manager. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and FAT Brands could be removed as manager of GFG Royalty at any time.

On October 31, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the GFG Indenture, stating that, due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the GFG Indenture and under the GFG Indenture Supplement. As a result of such Event of Default and other potential Events of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the GFG Notes and exercise remedies (including foreclosure) with respect to the assets of GFG Royalty and any Guarantors.

FAT Brands Royalty I, LLC (“FB Royalty”)

On August 11, 2025 and October 23, 2025, the Trustee provided a “Notice of Potential Rapid Amortization Event” with respect to the Amended and Restated Base Indenture, dated April 26, 2021 (the “FB Royalty Indenture”), between FB Royalty and the Trustee, and the Series 2022-1 Supplement to Base Indenture, dated June 30, 2022 (the “FB Royalty Indenture Supplement”), between FB Royalty and the Trustee. Such Notice stated that, pursuant to Section 5.9(b)(iv) of the FB Royalty Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the FB Royalty Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Dates under the FB Royalty Indenture occurring on September 5, 2025 and October 10, 2025, and therefore a Potential Rapid Amortization Event has occurred and is continuing under the FB Royalty Indenture.

To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a notice declaring that a Manager Termination Event has occurred under the FB Royalty Indenture or a Termination Notice seeking to remove FAT Brands as Manager. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and FAT Brands could be removed as Manager of FB Royalty at any time.

On October 31, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the FB Royalty Indenture, stating that due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the FB Royalty Indenture and under the FB Royalty Indenture Supplement. As a result of such Event of Default and other potential Events of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the FB Notes and exercise remedies (including foreclosure) with respect to the assets of FB Royalty and any Guarantors.

FAT Brands Fazoli's Native I, LLC (“Fazoli’s Royalty”)

On August 11, 2025 and October 23, 2025, the Trustee provided a “Notice of Potential Rapid Amortization Event” with respect to the Base Indenture, dated December 15, 2021 (the “Fazoli’s Indenture”), between Fazoli’s Royalty and the Trustee. Such Notice stated that pursuant to Section 5.9(b)(iv) of the Fazoli’s Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the Fazoli’s Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Dates under the Fazoli’s Indenture occurring on September 5, 2025 and October 10, 2025, and therefore a Potential Rapid Amortization Event has occurred and is continuing under the Fazoli’s Indenture.

On October 27, 2025, the Manager notified the Trustee that (i) a Manager Termination Event occurred under the Fazoli’s Indenture because the Interest-Only DSCR under the Fazoli’s Indenture as calculated as of the most recent Quarterly Calculation Date was 1.16x, which is less than the threshold of 1.20x provided in Section 6.1(a)(ii) of the Management Agreement for Fazoli’s Royalty, and (ii) a Hot Back-up Management Trigger Event, as defined in the Back-up Management Agreement for Fazoli’s Royalty, occurred as a result of such Manager Termination Event. To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a Termination Notice seeking to remove FAT Brands as Manager. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and FAT Brands could be removed as Manager of Fazoli’s Royalty at any time.

On October 31, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the Fazoli’s Indenture, stating that due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the Fazoli’s Indenture. As a result of such Event of Default and other potential Events of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the Fazoli’s Notes and exercise remedies (including foreclosure) with respect to the assets of Fazoli’s Royalty and any Guarantors.

FB Resid Holdings I, LLC (“FB Resid”)

On November 3, 2025, the Trustee provided a “Notice of Event of Default” with respect to the Base Indenture, dated July 10, 2023 (the “FB Resid Indenture”), between FB Resid and the Trustee, and the Series 2024-1 Supplement to the FB Resid Indenture, dated November 21, 2024, between FB Resid and the Trustee. Such Notice stated that pursuant to Section 5.9(c) of the FB Resid Indenture, the Manager is obligated to deposit funds in the Collection Account under the FB Resid Indenture, but the Trustee has not received sufficient funds in the Collection Account for the most recent quarter, and the Trustee is unable to distribute funds pursuant to the terms of Section 5.11 of the FB Resid Indenture. As a result, an Event of Default has occurred pursuant to Section 9.2 of the FB Resid Indenture. As a result of such Event of Default and other potential Events of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may accelerate all amounts with respect to the FB Resid notes and exercise remedies (including foreclosure) with respect to the assets of FB Resid and any Guarantors.

Twin Hospitality I, LLC (formerly FAT Brands Twin Peaks I, LLC) (“Twin Royalty”)

Under the Base Indenture, dated November 21, 2024 (the “Twin Indenture”), between Twin Royalty and the Trustee, upon each Qualified Equity Offering, which is defined as a public or private offering of common equity securities for cash by Twin Royalty’s parent company, Twin Hospitality Group Inc. (“Twin Hospitality”), Twin Hospitality is required, subject to certain limited exceptions, to use 75% of the net proceeds from such offerings towards the repayment of the notes issued under the Twin Indenture (“Twin Securitization Notes”), until an aggregate of $75.0 million has been repaid in that manner. If the amount of net proceeds from Qualified Equity Offerings used for repayment of the Twin Securitization Notes is not at least $25.0 million on or prior to each of April 25, 2025, July 25, 2025 and October 27, 2025, or is not at least $75.0 million on or prior to January 26, 2026, then under any such circumstance, a Cash Flow Sweeping Event would occur, whereupon certain excess cash flows from Twin Royalty’s operations are required to be used to make additional principal payments, on a pro rata basis, on the three most senior classes of the Twin Securitization Notes. Twin Hospitality did not satisfy the requirement to raise a Qualified Equity Offering and repay the Twin Securitization Notes in an amount equal to at least $25.0 million on each of April 25, 2025 and July 25, 2025, and as such, a “Level I Qualified Equity Offering Trigger Event” and “Cash Flow Sweeping Event” under the Twin Securitization Notes have occurred.

Separately, on October 23, 2025, the Trustee provided a “Notice of Potential Rapid Amortization Event” with respect to the Twin Indenture. Such Notice stated that pursuant to Section 5.9(b)(iv) of the Twin Indenture, on the last business day of each month preceding a Monthly Allocation Date, the Manager is required to withdraw all Retained Collections with respect to the preceding Monthly Collection Period on deposit in the Concentration Account and deposit the same to the Collection Account. Pursuant to Section 6.1(a)(i) of the Management Agreement, failure to do so constitutes a Manager Termination Event, the assertion of which may be made by a Securitization Entity, the Back-Up Manager, the Control Party (acting at the direction of the Controlling Class Representative) or the Trustee (acting at the direction of the Control Party). In addition, pursuant to Section 9.1(b) of the Twin Indenture, the occurrence of a Manager Termination Event constitutes a Rapid Amortization Event to be declared by a written notice from the Control Party. The Trustee stated that it did not receive the Retained Collections in the Collection Account for the Monthly Allocation Date under the Twin Indenture occurring on October 10, 2025, and therefore a Potential Rapid Amortization Event has occurred and is continuing under the Twin Indenture.

To date, none of the Trustee, Control Party or the Controlling Class Representative has delivered a notice declaring that a Manager Termination Event has occurred under the Twin Indenture or a Termination Notice seeking to remove Twin

Hospitality as Manager of Twin Royalty. However, as noted above, we have taken actions during the fiscal quarter ended September 28, 2025 that would likely give rise to Events of Default and Manager Termination Events and Twin Hospitality could be removed as Manager of Twin Royalty at any time.

On October 30, 2025 and following receipt of notice from us regarding such events, the Trustee provided a “Notice of Event of Default” with respect to the Twin Indenture, stating that due to the events described in the Notice of Potential Rapid Amortization Event described above, the Trustee was unable to make payments due to the noteholders from the Collection Account as of the Quarterly Payment Date of October 27, 2025, and that such occurrence constituted an Event of Default pursuant to Section 9.2 of the Twin Indenture. As a result of such Event of Default, the Trustee, at the direction of the Control Party (acting at the direction of the Controlling Class Representative) may acclerate all amounts with respect to the Twin Notes and exercise remedies (including foreclosure) with respect to the assets of Twin Royalty and any Guarantors.

Dividends Arrearage

As of September 28, 2025, we had 8,608,389 shares of our Series B Cumulative Preferred Stock (“Preferred Stock”) outstanding with an aggregate liquidation preference of $215.2 million. During the thirty-nine weeks ended September 28, 2025, we declared and paid cash dividends totaling $2.9 million on our Preferred Stock. We have paused the payment of cash dividends on our Preferred Stock beginning with the monthly dividend period for April 2025, which dividends currently accrue and cumulate on the Preferred Stock until paid at the customary rate of $2.0625 per year, or $2.50 per year if dividends remain unpaid for 12 monthly periods. The total amount of accumulated and unpaid dividends on the Preferred Stock was $8.9 million at September 28, 2025.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 28, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated By Reference to			Filed Herewith
	Description	Form	Exhibit	Filing Date
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Notice of Pendency of Settlement of Derivative Actions				X
99.2	Amended Stipulation and Agreement of Compromise, Settlement, and Release				X
101.INS	Inline XBRL Instance Document				X (Furnished)
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X (Furnished)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X (Furnished)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X (Furnished)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X (Furnished)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X (Furnished)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAT BRANDS INC.

November 12, 2025	By	/s/ Kenneth J. Kuick
Kenneth J. Kuick
Chief Financial Officer
(Principal Financial and Accounting Officer)